Form 10-Q
period 1995-09-30
CANANDAIGUA NATIONAL CORP
filed 1995-11-14
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1995

Commission file Number    2-94863

CANANDAIGUA NATIONAL CORPORATION
(Exact name of registrant as specified in its charter.)

          NEW YORK                          16-1234823
(State of other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification Number)

72 South Main Street, Canandaigua, New York     14424
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (716) 394-4260

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]  NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     On September 30, 1995 there were 161,155 shares of the registrant's common stock outstanding.


               PART I  FINANCIAL INFORMATION
        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                            Three months ended  Nine months ended
                               September 30       September 30
                                 (unaudited)       (unaudited)
                            __________________  _________________
                              1995      1994      1995     1994
                            ______     ______   ______     ______
Interest Income:
  Loans, including fees     $4,991     $4,500  $14,958    $12,849
  Federal funds sold           189        137      512        427
  Investment securities      1,071        955    3,104      2,773
                           _______    _______  _______    _______
    Total Interest Income    6,251      5,592   18,574     16,049

Interest Expense - Deposits  2,239      1,761    6,577      5,215
                           _______    _______  _______    _______
  Net interest income        4,012      3,831   11,997     10,834
Provision for loan losses      146        285      900        600
                           _______    _______  _______    _______
  Net interest income after
  provision for loan losses  3,866      3,546   11,097     10,234
                           _______    _______  _______    _______
Other Income:
  Service charges on
  deposit accounts             401        382    1,184      1,150
 Trust Department income       246        221      770        656
 Gains on sale of
   Investment securities       -10          1      -10          2
 Other operating income        354        260      950        971
                           _______    _______  _______    _______
        Total other income     991        864    2,894      2,779
                           _______    _______  _______    _______

Other Expenses:
Salaries & employee benefits 1,801      1,634    5,126      4,726
Occupancy                      514        472    1,446      1,419
Stationery, supplies & postage 150        133      420        408
FDIC expense                   -97        157      212        473

Other operating expenses       773        675    2,313      2,144
                           _______    _______  _______    _______
  Total other expenses       3,141      3,071    9,517      9,170
                           _______    _______  _______    _______
Income before income taxes   1,716      1,339    4,474      3,843
Provisions for income taxes    594        373    1,417      1,159
                           _______    _______  _______    _______
              NET INCOME    $1,122       $966   $3,057     $2,684
                           _______    _______  _______    _______
Per Share:

NET INCOME                   $6.96      $6.00   $18.99     $16.67
                           _______    _______  _______    _______
DIVIDENDS DECLARED           $3.50      $3.00    $7.00      $6.00
                           _______    _______  _______    _______

See notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                            September 30, 1995   December 31, 1994
                                ______________      _____________

ASSETS
Current Assets
  Cash and due from banks              $13,749            $14,227
  Federal funds sold                    14,300              3,400
  Investment securities:
    Held to Maturity -
      U.S. Government                   33,257             28,255
      State & municipal obligations     28,729             30,825
      Other securities                  10,654             11,687
                                       _______            _______
                                        72,640             70,767
  Equity securities available-for-sale     468                409
                                       _______            _______
Total investment securities             73,108             71,176
                                       _______            _______
FHLB Stock                                 926                938
Federal Reserve Board stock                480                480
Loans:
  Commercial, financial & agricultural  32,172             32,442
  Residential mortgage                  85,767             83,018
  Commercial mortgage                   57,205             60,278
  Consumer                              23,891             26,890
  Other loans                            7,399              6,411
  Loans held for sale                    1,206              1,710
                                       _______            _______
     Total loans                       207,640            210,749
     Less:  Allowance for loan losses   -2,218             -2,202
                                       _______            _______
Loans - Net                            205,422            208,547
                                       _______            _______
Premises and equipment - Net             8,456              8,107
Accrued interest receivable              2,292              2,170
Other assets                             3,545              1,496
                                       _______            _______
    TOTAL ASSETS                      $322,278           $310,541


                                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 47,135           $ 45,782
  Interest bearing                     235,931            229,055
                                       _______            _______
     Total Deposits                    283,066            274,837
                                       _______            _______
Other borrowed money                     1,019                  0
Accrued interest payable and
   other liabilities                     1,667              1,166
                                       _______            _______
     TOTAL LIABILITIES                 285,752            276,003
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued & Outstanding:  161,155 shares
    in 1995 & 160,980 in 1994            8,058              8,049
  Capital Surplus                        8,203              8,172
  Retained Earnings                     20,223             18,294
  Net unrealized holding gains on
    available-for-sale securities           42                 23
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          36,526             34,538
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $322,278           $310,541
                                       _______            _______
Market Value of Investment Securities  $74,842            $69,016
                                       _______            _______

See notes to condensed consolidated financial statements

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED NINE MONTHS ENDED SEPTEMBER 30


                                           (Dollars in thousands)

                                           1995           1994

Cash Flow From Operating Activities:
Net Income                              $ 3,057        $ 2,684
Adjustments to reconcile net income to
 net cash from operating activities:
 Depreciation                               852            778
 Provision for loan losses                  900            600
 Increase (decrease) in taxes payable       253            (97)
 (Increase) decrease in interest
 receivable                                (122)           (95)
 Increase (decrease) in interest
 payable                                    115            113
 (Increase) decrease in other areas        (349)          (456)
 Increase (decrease) in other liabilities   133             79
 Accretion/amortization
   securities                               114             32
                                        _______        _______
     Total Adjustments                    1,896            954
                                        _______        _______
     Net cash from operating activities   4,953          3,638
                                        _______        _______

Cash flows from investing activities:
Proceeds from sales of Investments            0              2
Proceeds from maturities of Investments  25,551         26,431
Investment purchases                    (27,553)       (24,952)
New loans-net of principle payments       2,225        (10,118)
Fixed asset purchases, net               (1,201)          (782)
(Increase) decrease in other real estate (1,713)           211
                                        _______        _______
   Net cash provided (used)
   by investing activities               (2,691)        (9,208)
                                        _______        _______
Cash flows from financing activities:
  Net increase (decrease) in demand, savings
    and short term deposits              (8,173)        (1,304)
  Proceeds from sale of common stock         40             33
  Proceeds from issuance of certificates of
   deposit net of matured certificates   16,402           (508)
   Other borrowings                       1,019
  Dividends paid                         (1,128)          (965)
                                        _______        _______
   Net cash used by financing activities  8,160         (2,744)
  Net increase (decrease) in cash &
    cash equivalents                     10,422         (8,314)
Cash & cash equivalents - beginning of
  period                                 17,627         32,222
                                        _______        _______
Cash & cash equivalents-end of period   $28,049        $23,908
                                        _______        _______

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                             $6,455         $5,102
                                        _______        _______
    Income Taxes                         $1,132         $1,256
                                        _______        _______

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     September 30, 1995

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1994.

Note B - Stockholders Equity and Earnings per Share (EPS)

The Financial Accounting Standards Board issued Statement 114 Accounting by Creditors for Impairment of a Loan as amended by Statement 118, Accounting by Creditors for Impairment of a Loan - Income and Disclosure. These statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for certain impaired loans and all loans whose terms are modified in troubled debt restructuring subsequent to the adoption of these statements. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement.

As of January 1, 1995, the Company has adopted the provisions of SFAS No. 114 and SFAS No. 118 and has provided the required disclosures. The effect of adoption was not material to the consolidated financial statements.

As a result of the adoption of SFAS No. 114, the allowance for possible loan losses related to impaired loans that are identified for evaluation in accordance with SFAS No. 114 is based on the present value of expected cash flows discounted at the loan's initial effective interest rate, except that as a practical expedient, impairment may be measured at the loan's observable market price, or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measure of impairment of those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans. Prior to the adoption of SFAS No. 114 and 118, the allowance for possible loan losses related to these loans was based on estimated undiscounted cash flows or the fair value of the collateral, less estimated costs to sell for collateral dependent loans.

Other real estate owned included both formally foreclosed and in-substance foreclosed real properties. In accordance with SFAS No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Prior to the adoption of SFAS No. 114 and SFAS No. 118, in-substance foreclosed properties included those properties where the borrower had little or no remaining equity in the property considering its fair value remaining equity; where repayment was only expected to come from the operation or sale of the property; and where the borrower had effectively abandoned control of the property or it was doubtful that the borrower would be able to rebuild equity in the property.

At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 is immaterial.

Impaired loans are included in non-performing loans, generally as non-accrual loans. Commercial type loans past due greater than 90 days and still accruing are generally not considered to be impaired as the Company expects to collect all amounts due, including interest accrued at the contractual interest rate for the delinquent period.

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           September 30, 1995

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the nine months ended September 30, 1995, net cash from Operating activities increased to $4,953,000 from $3,638,000 for the same period in 1994. The increase was primarily caused by an increase of $300,000 in the provision for loan loss, along with an increase in net income of $373,000 and an increase in taxes payable of $350,000.

     Cash flows from investing activities was ($2,691,000) versus ($9,208,000) for the nine months ended September 30, 1994. The loan portfolio increased by $2,225,000 for the first nine months of 1995 as compared to a decrease of $10,118,000 for the same period in 1994. The investment portfolio had a net increase of $2,002,000 for the first nine months of 1995 as compared to a net decrease of $1,479,000 for the first nine months of 1994. The other item contributing to cash flows was an increase in other real estate of $1,713,000.

     Cash flows from financial activities showed a substantial increase to $8,160,000 versus ($2,744,000) in 1994. Major components contributing to this change are a net increase of issuance of certificates over maturities of $16,910,000 and a net decrease in demand deposits, savings and short term borrowings of $6,869,000. The movement of money from short-term deposits to long-term deposits was caused by a rate increase in long term deposits. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review
                        November 8, 1995

                          GAP ANALYSIS
Comment:

     As of September 30, 1995, the 0-3 month gap rose to ($57,497,000) from June's ($48,191,000). There was a decline of interest earning assets of $7,000,000, while interest bearing liabilities also fell $2,000,000. The 0-3 month ratio of .68 is within historic measures.

    The 4-12 month bucket also rose to ($8,097,000) from ($2,037,000), as interest bearing assets declined to $18,508,000 from $24,151,000 and interest bearing liabilities remained almost the same. Therefore, the overall 1 year gap is ($65,594,000), or
 .68, down from .75 in June. The one year gap increase is primarily attributed to loans, which dropped to $95.8 million from $113 million in June, without a similar drop in liabilities.

     The one to five year gap remains in its usual range at 3.50 or $81,309,000.

Forecast:

     While our margins look fairly strong for the rest of 1995, net loan growth in the 3rd quarter was non-existent. We will continue to stress asset growth, as both our capital and liability position will support a larger asset portfolio.

     Short term gap will also be affected by school tax deposits. This is the annual period for heavy inflow from school districts. We will attempt to hold those deposits for which we can generate a positive spread, and will bid less than aggressively on the remaining deposits.

                  Interest Rate Sensitivity Gaps
                       As of September 30, 1995
                         (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 93,070   2,790   74,531  25,179

Investment portfolio            12,028  15,718   39,310   7,071

Federal funds sold              14,300
                               _______  ______  _______  ______
Interest-earning assets        119,398  18,508  113,841  32,250
                               _______  ______  _______  ______

Certificate of deposits         24,987  26, 605  32,532

Savings                         67,952

Royal blue money market         20,666

Now & Super Now                 32,058

Money Market                    31,232
                               _______  ______   ______  ______
Interest-bearing liabilities   176,895  26,605   32,532       0
                               _______  ______   ______  ______
Interest sensitivity gap       (57,497) (8,097)  81,309  32,250
                               _______  ______   ______  ______

Interest-earning assets        119,398  18,508  113,841  32,250

Interest-bearing liabilities   176,895  26,605   32,532       0
                               _______  ______  _______  ______
Interest sensitivity gap      $(57,497) (8,097)  81,309  32,250
                               _______  ______  _______  ______

RSA/RSL                           0.68    0.70      3.5
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at September 30, 1995, under current requirements:

                                          September 30, 1995
                                          (dollars in thousands)
Tier 1 Capital                            $ 36,484
Tier 2 Capital                            $  2,218
Total Qualifying Capital                  $ 38,702
Total Risk Adjusted Total Assets          $217,332
Tier 1 Risk Based Capital Ratio             16.79%
Total Risk Based Capital Ratio              17.81%
Leverage Ratio (Tier 1 capital divided      11.28%
by Total Assets less Goodwill)

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1995 was $3.50 versus $3.00 for the same period in 1994. The semi-annual dividend payable August 1, 1995 was $3.50 versus $3.00 for the same period in 1994.

V.  Results of Operations

     As of September 30, 1995, total assets of the Corporation were $322.2 million, up from $310.5 million at year end 1994. Investment Securities increased $1.9 million to $73.1 million, net loans decreased $2.1 million to $205.4 million, other assets rose $2.0 million to $3.5 million, and cash and due from banks fell $.5 million to $13.7 million. Federal Funds Sold of $14.3 million increased by $10.0 million from $3.4 million. Federal Funds Sold was the main factor contributing to asset growth as funds were being held for possible loan demand. Total deposits for this period were up $8.2 million while other liabilities increased $1.5 million.

     For the first nine months ending September 30, 1995, the Corporation had $296.3 million average interest earning assets, up $2.8 million from December 31, 1994. Average interest bearing liabilities at September 30, 1995 were $237.7 million, down $2.5 million from the December 31, 1994 amount of $241.2 million. Net interest income for the first nine months of 1995 was $11.1 million, up from $10.2 million for the same period in 1994. Interest income was $18.6 million, up $2.5 million from the year earlier $16.1 million. Annualized interest income on average earning assets was 8.36% for the first nine months of 1995, versus 7.36% for the first nine months of 1994. Annualized interest expense for the first nine months of 1995 was 3.69%, versus 2.91% for the first nine months of 1994. Therefore, net interest spread for the first nine months of 1995 was 4.67%, versus 4.45% for the same period in 1994. Management is pleased that spreads have marginally increased during a period of slow loan demand.

     Total other income increased to $2.9 million for the first nine months ending September 30, 1995, up $.12 million from the year earlier period. There were no substantial or significant changes in any categories.

     Due to good spread management, management is pleased to announce that net income before taxes for the first nine months of 1995 was $4.8 million, up 14.1% from the year earlier figure of $3.8 million. Annualized return on average assets for the first nine months of 1995 was 1.28%,up solidly from the year earlier 1.08%.

     Management is quite pleased with the results of the Corporation given the current economic climate. It will continue to strive for cost containment and solid interest margins as a means to strong results in a period of slow economic growth.

VI.  Non-Performing & Past Due Loans

     Other real estate owned consists of ten parcels of property;
five residences for $571,000 and five commercial properties for $865,000. All properties have been recently reappraised at values higher than the loan balances.

     There were commercial, agricultural and commercial real estate loans past due 90 days or more with a value of $16,000 for the period ending 6/30/95 as compared to loans aggregating $138,000 for the period 6/30/94. There were residential real estate loans 90 days or more past due with a value of $-0- for the 6/30/95 period as compared to loans for $49,000 for the same period last year. Consumer loans totaling $9,000 were past due 90 days or more for both periods.

                       NON-PERFORMING ASSETS
                                             9/30/95     9/30/94
                                             _______     _______

Commercial, Financial & Agricultural         $ 4,049     $ 2,254

Real Estate-Commercial                         5,439       6,034

Real Estate-Residential                        2,568       1,988

Consumer                                           0           0

Total Non-Performing Loans                    12,056      10,276
                                             _______     _______
Other Real Estate Owned-
Commercial                                     1,865         167
Residential                                      571         343
                                             _______     _______
Total Other Real Estate Owned                  2,436         510
                                             _______     _______
Total Non-Performing Assets                  $14,492     $10,786

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $    6       $ 111

Real Estate-Commercial                             0           0

Real Estate-Residential                          141           2

Consumer                                          43          54
                                              ______       _____
Total Past Due - 90 Days or More              $  191       $ 167
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-September 30, 1995 and December 31, 1994.

     Condensed consolidated statements of income-nine months ended September 30, 1995 and 1994.

     Condensed consolidated statements of cash flows-nine months ended September 30, 1995, and 1994.

     Notes to condensed consolidated financial statements-
     September 30, 1995.

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                     CANANADIAGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings - None

Item 2.  Changes in securities

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders
(a) The annual meeting of stockholders of Registrant was held on March 8, 1995

Item 5.  Other information - None

Item 6.  Exhibits and reports on Form 8-K
         (a) Exhibits - None
(b)  Reports on Form 8-K - None

                CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CANANDAIGUA NATIONAL CORPORATION
                          (Registrant)


November 13, 1995                 George W. Hamlin, IV
Date                              George W. Hamlin, IV
                                  President


November 13, 1995                 Gregory S. MacKay
Date                              Gregory S. MacKay
                                  Treasurer