Form 10-K
period 1995-12-31
CANANDAIGUA NATIONAL CORP
filed 1996-04-02
CIK 759458

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-K

     Annual Report Pursuant to Section 13 or Section 15(D) of
     The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1995
     Commission File Number 2-94863

     CANANDAIGUA NATIONAL CORPORATION
     (Exact name of Registrant as specified in its charter)
               New York                           16-1234823
     (State of Incorporation)        (IRS Employer Identification No.)

      72 South Main Street, Canandaigua, NY            14424
     (Address of principal executive offices)          (Zip Code)

                                (716) 394-4260
     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: 240,000 shares $50 par common

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days. Yes   [X]      No   [ ]

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#229.405) is contained in registrant's definitive proxy statement incorporated herein by reference in Part III of this Form 10-K.

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1996.

     Common Stock, $50.00 par value - described on page 26 of 1995 Annual Report and incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 1996. 161,155 shares, common stock, $50.00 par value

Certain portions of the documents listed below have been incorporated by reference into the indicated Part of this Form 10-K.

(1) Portions of the Annual Report to Stockholders
    for the year ended December 31, 1995         Part I, Item 2
(2) Notice of Annual Meeting of Stockholders     Part II, Items 5 & 8
    and Proxy Statement dated February 23, 1995  Part III, Items 10-13
(3) Index of Exhibits                            Part II, Item 5

     CANANDAIGUA NATIONAL CORPORATION
     FORM 10-K
     INDEX
                                                           Page Number
PART I.
Item 1.  Business                                                 4-17

Item 2.  Properties                                                 18

Item 3.  Legal Proceedings                                          18

Item 4.  Submission of Matters to a Vote of
             Security Holders                                       18

PART II.
Item 5.  Market for the Registrant's Common Stock
              and Related Security Holder Matters                   19

Item 6.  Selected Financial Data                                    19

Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation        20-25

Item 8.  Financial Statements and Supplementary Data                25

Item 9.  Changes in Disagreements with Accountants on Accounting
          and Financial Disclosure                                  25

PART III.
Item 10. Directors and Executive Officers of
          the Registrant                                        26, 27

Item 11. Executive Compensation                                  27-29

Item 12. Security Ownership of Certain
              Beneficial Owners and Management                      29

Item 13. Certain Relationships and Related Transactions             30

PART IV.
Item 14. Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                         31

Signatures                                                      33, 34

PART I

Item 1.  Business

Canandaigua National Corporation

     The Canandaigua National Corporation, referred to as The Corporation, was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The formation of the bank holding company was consummated on May 31, 1985, through the exchange of 80,000 shares of Canandaigua National Corporation $50 par value common stock for all of the outstanding shares of The Canandaigua National Bank and Trust Company. The one-bank holding company serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. For the foreseeable future, the Bank will remain the principal source of the Corporation's operating revenue and net income.

The Canandaigua National Bank and Trust Company

     The Canandaigua National Bank and Trust Company ("Bank") was incorporated under the laws of The United States of America as a national bank in 1887. Since that time, Bank has operated as a national banking association doing business at several locations in Ontario County and at its Branch locations in the towns of Mendon and Pittsford in Monroe County, New York.

     As of December 31, 1995, Bank had total assets of approximately $315,485,000; total stockholders' equity of approximately $35,519,000; and total deposits of approximately $277,205,000. Its deposits are insured by the Federal Deposit Insurance Corporation.

     Bank engages in a full service commercial and consumer banking and trust business. Bank, with its main office at 72 South Main Street, Canandaigua, New York, provides services to its customers through its network of ten branches which include drive-in facilities and customer Bank communication terminals. Bank's full service offices are located in Ontario County and in the town of Mendon in Monroe County, New York.

     Bank's services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft checking protection, small business loans, and student loans. Bank's business loans include seasonal, credit, collateral, and term loans. Trust services provided by Bank include services as executor and trustee under

Item 1.  Business
wills and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for various bond issues and as escrow agent. In 1995 the Bank formed a subsidiary (CNB Operating Subsidiary No.1, Inc.). The primary business of this company is to sell life insurance to individuals. This company is an agency only.

    Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). Bank has not experienced any significant seasonal fluctuations in the amount of its deposits nor does Bank rely on foreign sources of funds or income.

Territory Served and Competition

    All phases of Bank's business are highly competitive. Bank's market area is generally Ontario County, with concentration in the Canandaigua, New York area. Bank competes with local commercial banks as well as other commercial banks with branches in Bank's market area as well as federal savings and loan associations and non-bank banks and credit unions. Bank considers its competition to be Chase Manhattan Bank, N.A., Key Bank, National Bank of Geneva, Community Bank, N.A., and WCTA Federal Credit Union located in Canandaigua, New York and Sears Financial Network Center and Fleet Bank, located in Rochester, New York.

   Bank, along with other commercial banks, competes with respect to its lending activities as well as in attracting demand deposits, with savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks and credit unions. Bank also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

    Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits and interest rates charged on loans and service charges on deposit accounts.
Bank employed 208 people as of December 31, 1995.

Supervision and Regulation

    Canandaigua National Corporation is incorporated under the laws of the State of New York and is directly supervised by the Federal Reserve Bank under the laws governing one-bank holding companies. In addition, the Corporation reports to the Securities and Exchange Commission under the laws governing corporations with registered securities.

     As a national bank and member of the Federal Reserve System, the Bank is subject to regulations of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System. As an insured bank under the Federal Deposit Insurance Act, Bank is also regulated by the Federal Deposit Insurance Corporation. Representatives of the Comptroller of the Currency regularly conduct examinations of Bank's affairs and records, and Bank must furnish quarterly reports to the Comptroller.

Government Monetary Policies and Economic Controls

     The earnings of Bank are affected by the policies of regulatory authorities including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and changes in the federal discount rate. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

    The policies and regulations of the Federal Reserve Board have had, and will probably continue to have, a significant effect on Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Bank's operations in the future. The effect of such policies and regulations, if any, upon the future business and earnings of Bank cannot accurately be predicted.

Consolidated Financial and Statistical Data

     A detailed review of the business activities of the Corporation and Bank is presented in the following pages.

I.  Distribution of Assets, Liabilities and Stockholders' Equity;
    Interest Rates and Interest Differential

A.  Average Balance Sheet (In Thousands)
Average Assets                                    1995      1994        1993
Cash & Due from Banks                         $ 13,392  $ 14,178    $ 12,649
Securities:
     U.S. Government Securities                 32,479    28,438      26,454
    Obligations of States and
    Political Subdivisions:  Tax Exempt         28,349    30,402      32,440
                             Taxable             1,131       899       1,097
    Other                                       12,706    13,703      13,117
Federal Funds Sold                              12,023    14,689      28,709
Loans                                          209,280   202,622     197,168
Allowance for Loan Losses                       (2,213)   (2,213)     (2,415)
Premises & Equipment - net                       8,269     8,087       8,181
Other Assets                                     5,354     4,507       4,146
                                              ________  ________     _______
     Total                                    $320,770  $315,312     321,546

Average Liabilities & Stockholders' Equity
Deposits:
     Interest Bearing Demand                  $ 32,989  $ 37,913    $ 39,593
     Non-interest Bearing Demand                46,967    44,566      39,553
     Savings                                   118,300   137,669     148,667
     Other Time                                 84,746    61,151      62,345
                                               _______   _______     _______
      Total                                    283,002   281,299     290,158
Short-term Borrowings and
  Securities Sold Under Agreements
  to Repurchase                                      0         8           0
Borrowing from FHLB                              1,304         0           0
Other Liabilities                                  477       970         924
                                                 _____   _______     _______
     Total Liabilities                         284,783   282,277     291,082
Stockholders' Equity                            35,987    33,035      30,464
                                              ________  ________    ________
     Total                                    $320,770  $315,312    $321,546

B.  Average Rates and Yields (Dollars In Thousands)

                                   1995                         1994
                                            AVERAGE                 AVERAGE
                          AVERAGE            YIELD/   AVERAGE         YIELD/
                          BALANCE   INT.     RATE     BALANCE   INT.   RATE
Interest Earning Assets:
  U.S. Gov't. Securities  $ 32,479 $ 1,865   5.74%  $ 28,438 $ 1,378  4.85%
   Obligations of States
    & Political
   Subdivisions-Tax Exempt  28,349   1,395   4.92%    30,402   1,376  4.53%
                  Taxable    1,131      64   5.66%       899      55  6.12%
Federal Funds Sold          12,023     697   5.80%    14,689     558  3.80%
 Loans (1)(2)              209,280  19,998   9.56%   202,622  17,654  8.71%
 Other Securities           12,023     812   6.75%    13,703     868  6.33%
                           _______  ______           _______  ______
Total Interest
     Earning Assets       $295,285 $24,831   8.41%  $290,753 $21,889  7.53%
                           _______  ______   ____    _______  ______  ____
Interest Bearing Liabilities:
  Demand Deposits           32,989 $   601   1.82%  $ 37,913 $   724  1.91%
  Savings                  118,300   3,570   3.02%   137,669   3,568  2.59%

   Other Time               84,746   4,614   5.45%    61,151   2,837  4.64%
   Short-term Borrowings and
    Securities Sold Under
    Agreements to
    Repurchase                   0       0      0%         8       0     0%
    Borrowing from FHLB        477      11   2.31%         0       0     0%
                           _______  ______   ____    _______  _____
Total Interest
   Bearing Liabilities    $236,512  $8,796   3.72%  $236,741  $7,129  3.01%
                           _______  ______   ____    _______  ______  ____
Net Interest Income                $16,035                   $14,760
                                    ______                    ______
Net Yield                                    4.69%                    4.52%
                                             ____                     ____
Net Interest Income
  to Earning Assets                          5.43%                    5.08%
                                             ____                     ____

(1) Non-accrual loans are included in the average loan balance.
(2) Loan interest includes fees on loans of $610,946, $758,214, and $1,225,134 in 1995, 1994, and 1993 respectively.

Average Rates and Yields-continued (Dollars in Thousands)

                                                          1993

                                                                         AVERAGE
                                             AVERAGE                      YIELD/
                                             BALANCE      INT.            RATE
Interest Earning Assets:
  U.S. Gov't. Securities                   $ 26,454    $ 1,336            5.05%
   Obligations of States
    & Political
   Subdivisions-Tax Exempt                   32,440      1,498            4.62%
                  Taxable                     1,097         58            5.29%
Federal Funds Sold                           28,709        835            2.89%
 Loans (1)(2)                               197,168     17,272            8.76%
 Other Securities                            12,759        825            6.49%
                                            _______     ______
Total Interest
     Earning Assets                        $298,627    $21,824            7.31%
                                            _______     ______            ____
Interest Bearing Liabilities:
  Demand Deposits                          $ 39,593    $   792            2.00%
  Savings                                   148,667      3,830            2.58%
   Other Time                                62,345      3,184            5.11%
   Short-term Borrowings and
    Securities Sold Under
    Agreements to
    Repurchase                                    0          0               0%
    Borrowing from FHLB                           0          0               0%
                                            _______     ______
Total Interest Bearing Liabilities         $250,605    $ 7,806            3.12%
                                            _______     ______            ____
Net Interest Income                                    $14,018
                                                        ______
Net Yield                                                                 4.19%
                                                                          ____
Net Interest Income to Earning Assets                                     4.69%
                                                                          ____

C.  Rate/Volume Analysis (Dollars In Thousands)

                               1995 vs 1994                  1994 vs 1993
Increase (Decrease)     Average  Average  Average     Average  Average  Average
Due to Change In:       Volume    Rate     Total      Volume    Rate     Total

Interest Income:
Loans                   $ 580  $ 1,764  $ 2,344        $ 474      $(92)    $382
Federal Funds Sold       (101)     240      139         (483)      206     (277)
Investment Securities:
U.S. Gov't Securities     196      291      487           97       (55)      42
Obligations of State
    and Political
    Subdivision-Exempt    (93)     112       19          (93)      (29)    (122)
              -Taxable     14       (5)       9          (11)        8       (3)
Other                    (106)      50      (56)          58       (15)      43
                        ______ _______  _______        _____      ____     ____
     Total Interest
      Income              490    2,452    2,942           42        23       65

Interest Expense:
Deposits:
  Interest Bearing
  Demand                  (94)     (29)    (123)         (33)      (35)     (68)
  Savings                (502)     504        2         (285)       23     (262)
  Other Time            1,094      683    1,777          (60)     (287)    (347)
  Borrowing from FHLB       0       11       11            0         0        0
                        _____     ____    _____         ____      ____     ____
Total Interest
       Expense           (498)   1,169    1,667         (378)     (299)    (677)
                        _____    _____    _____          ___       ___      ___
Net Interest Income     $(  8)  $1,283   $1,275        $ 420    $  322   $  742

Note: Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance.

     The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

I. Investment Portfolio

A.  Investment Portfolio, including FHLB and FRB stock (Dollars In Thousands)
                                                 ------December 31--------
                                                    1995        1994        1993
U.S. Government Obligations                      $31,955     $27,972     $26,574
Mortgage backed Securities                           310         283         331
Obligations of States and Political
  Subdivisions:  Exempt                           26,321      29,921      32,879
                Taxable                              839         904       1,685
Other Securities                                  12,495      13,514      13,548
                                                 _______     _______     _______
Total                                            $71,920     $72,594     $75,017

B.  Investment Portfolio, including FHLB and FRB stock by Maturity with Weighted
     Average Yield (Dollars In Thousands)
                                       December 31, 1995
                         Within      One Through    Six Through     Over
                        One Year     Five Years      Ten Years     Ten Years
                     Amount Yield   Amount Yield   Amount Yield   Amount Yield
U.S. Treasury
  Obligations      $14,676  5.62%   $15,252  6.44%      0              0
Mortgage backed
Securities              12  8.44%        55  8.36%     70  8.22%      173  8.01%
US Gov't Agencies        0            1,000  5.37%  1,027  7.15%        0
Obligations of State
  and Political
  Subdivisions
       Taxable:        250  6.25%       540  6.45%     49  6.65%        0
        Exempt:      7,637  4.67%    15,230  4.84%  2,645  5.20%      809  6.20%
Other Securities     2,259  6.22%     7,438  6.39%    948  6.95%    1,850  6.35%
                   _______          _______        ______          ______
Total              $24,834          $39,515        $4,739          $2,832

Note:  (a)  Securities with no stated maturity are included in the "Over Ten
            Years" category.

       (b) Yield on "States and Political Subdivisions" (non-taxable investments) are not reflected on a tax equivalent basis.

III.  Loan Portfolio

The loan portfolio is comprised solely of domestic loans which are widely diversified with no concentrations in an industry group or with borrowers engaged in similar activities. The following summary shows the classifications of loans by category.

A.  Types of Loans
                                            December 31,
                              1995     1994     1993     1992     1991
                                         (Dollars In Thousands)
Commercial, financial
  and agricultural        $ 28,326   32,442   30,367   27,672   24,964
Consumer                    24,269   26,890   23,297   22,562   23,163
Residential mortgage        86,641   83,018   78,315   86,094   91,966
Commercial mortgage         62,038   60,278   59,036   55,100   56,534
Other                        8,770    8,121    7,288    3,523    3,804
                          ________ ________ ________ ________ ________
        Total              210,044  210,749  198,303  194,951  200,431
Less: Allowance for
        loan losses          2,258    2,202    2,277    2,152    1,888
                          ________  _______  _______  _______  _______
Loans, Net                $207,786  208,547  196,026  192,799  198,543

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage and installment loans as of December 31, 1995.

                                     Remaining Maturity
                              Within    One Through    Over
                               One Year  Five Years   Five Years   Total
                                     (Dollars In Thousands)

Commercial, financial
  and agricultural               $11,202     $10,230     $6,894     $28,326
Loans maturing after one year:
With a predetermined interest
 rate                                                               $ 7,008
With a floating or adjustable rate                                  $10,116

The maturities set forth above are based upon contracted maturities. Demand loans, overdrafts and certain time loans, the principal of which will be renewed in whole or in part, are included in the "Within One Year" classification. The loan policy encourages a repayment schedule to be set up whenever possible.

B.  Maturities and Sensitivities of Loans to Changes
    In Interest Rates - continued

Bank policy provides that a demand loan should not be renewed more than once, with renewals at the then prevailing interest rates and with the assurance the borrower demonstrates the ability to repay on maturity of the loan.

The Bank provides standby letters of credit commitments which also provide for availability of funds over a period of generally one year. All such commitments have fixed expiration dates and may require the payment of a fee.

The Bank extends lines of credit under which a customer may borrow for various purposes such as letters of credit. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of Management, at December 31, 1995, there are no material commitments to extend credit which represent unusual risks.

C.  Risk Elements

(1)  Non-accrual, Past Due and Restructured Loans

The risk elements in the loan portfolio are disclosed in the following schedule.
                                                December 31,
Non-Performing Assets            1995     1994    1993     1992    1991
                                             (Dollars In Thousands)
Commercial, financial &
agricultural                  $ 1,640  $ 2,350  $1,151   $2,959  $5,939

Real-estate                     9,307    8,912   4,866    1,569   1,194

Consumer loans                      0        0       0        0      25
                               ______   ______   _____    _____   _____
Total non-performing loans     10,947   11,262   6,017    4,528   7,158

Other real estate owned         2,158      723     721      326     200
                              _______  _______  ______   ______  ______

Total non-performing assets   $13,105  $11,985  $6,738   $4,854  $7,358

Non-performing loans to year
end loans                        5.21%    5.35%   3.03%    2.32%   3.57%

Non-performing assets to year end
loans & other real estate owned  6.24%    5.68%   3.40%    2.54%   3.67%

Item III. C. (continued)

Past Due 90 Days or More      1995     1994     1993     1992     1991
                                                 .
Commercial, financial &
agricultural                 $  12     $  4   $  381   $  721   $  645

Real estate                    101      254      889      533      274
Consumer                        55       44       69       77      107
                              ____     ____   ______   ______   ______

Total past due 90 days
or more                       $168     $302   $1,339   $1,331   $1,026


                              1995     1994     1993     1992     1991

Restructured Loans              $0       $0     $393     $393     $393

     The accrual of interest on commercial and real estate loans is discontinued when the loans become 90 days delinquent or when, in management's judgment, the collection of principal and interest is uncertain. Recognition of interest income on non-accrual loans does not resume until management considers principal and interest collectible. Installment loans are generally charged off upon becoming 120 days past due.

     Additional gross income of $739,000, $496,000, and $279,000 would have been reported during 1995, 1994, and 1993, respectively, if the loans reported above as non-accrual and restructured loans had been current in accordance with the original terms.

(2)  Potential Problem Loans

Loans which are not disclosed pursuant to Item III C. (1), but where known information about credit problems of borrowers causes Management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms which may result in disclosure in Item III C. (1) above amounted to $325,071 as of December 31, 1995.

IV.  Summary of Loan Loss Experience

An analysis of the Allowance for Loan Losses and statistics
relating to the relationship of the Allowance and Charge-offs to Loans is presented in the following summary.
                                               Year Ended
                                               December 31,
                               1995      1994      1993      1992      1991
                                             (Dollars In Thousands)
Total loans outstanding
  at end of year (1)       $210,044  $210,749  $198,303  $192,799  $200,431
Average loans outstanding
  during year (1)          $203,280  $202,622  $197,168  $196,680  $205,979
Allowance for loan losses:
Balance at beginning
  of year                  $  2,202   $ 2,277   $ 2,152  $  1,888  $  1,705
Charge-offs
  Commercial, financial
    and agricultural            810       712       481       222       591
  Installment                   191       145       245       289       255
  Real Estate Mortgage (2)      151        65       100       259        10
  Credit Cards                   77        89        69        43        38
                              _____     _____       ___       ___       ___
Total                         1,229     1,011       895       813       894

Recoveries:   (2)
  Commercial, financial and
    agricultural                 90        82       218       121        98
  Installment                   118       143       132       131       121
  Real Estate Mortgage           20         0        53         0        31
  Credit Cards                   26        12        17        25        27
                               ____      ____      ____      ____      ____
       Total                    254       237       420       277       277
                               ____      ____      ____      ____      ____
Net charge-offs                (975)     (774)     (475)     (536)     (617)



Provision charged
  to expense                  1,031       699       600       800       800
                             ______    ______    ______    ______    ______
Balance at end of year       $2,258    $2,202    $2,277    $2,152    $1,888
Ratio of net charge-offs
  to average loans
  outstanding                   .47%     .38%       .24%      .27%      .30%

(1) Loans are shown net of unearned discount.
(2)Includes Residential and Commercial Mortgages.

IV.  Summary of loan loss experience - continued

Allocation of allowance for loan losses
                                             December 31
                                        (Dollars in Thousands)
                                1995               1994                 1993
                                % of               % of                 % of
                                Loans to          Loans to             Loans to
                                  Total             Total                Total
                          Amount    Loans    Amount    Loans    Amount    Loans
Commercial, financial
  and agricultural (1)    $1,809      43%    $1,534      44%    $1,560     45%
Real Estate Mortgage          81      41%       160      40%       125     40%
Consumer                     230      12%       360      13%       421     12%
Other                          0       4%         0       3%         0      3%
Unallocated                  138     N/A        148     N/A        171    N/A
                           _____     ___      _____     ___      _____    ___
     Total                $2,258     100%    $2,202     100%    $2,277    100%

                                          December 31
                                     (Dollars in Thousands)
                                 1992                         1991
                                % of                         % of
                              Loans to                      Loans to
                               Total                          Total
                         Amount     Loans                Amount     Loans
Commercial, financial
  and agricultural (1)   $1,549      43%                 $1,336       41%
Real Estate Mortgage        100      44%                    340       11%
Consumer                    300      11%                      0        2%
Other                         0       2%                     40       46%
Unallocated                 203      N/A                    172       N/A
                          _____     ___                   _____      ___
     Total               $2,152     100%                 $1,888      100%

The determination of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for loan losses. This analysis is based on management's periodic evaluation, which considers factors such as past loss experience, identification of adverse conditions that may affect a borrower's ability to repay, an assessment of current and expected economic conditions and the estimated value of any underlying collateral. The allowance for loan losses is applicable for any loan losses despite the allocation provided above. In addition, future allocations may change due to circumstances inherent in the loan portfolio

(1)Includes Commercial Mortgages.

V.  Deposits

The following summary sets forth the average amounts of the various types of deposits for December 31, 1995, 1994 and 1993, and the average rate paid on each.
                              1995                1994                1993
                        Amount     Rate     Amount     Rate     Amount     Rate
                                        (Dollars In Thousands)
Non-interest bearing
   demand             $ 46,676       --   $ 44,566       --   $ 39,553       --
Interest bearing demand 32,989    1.82%     37,913    1.91%     39,593    2.00%
Savings                118,300    3.02%    137,669    2.59%    148,667    2.58%
Other time              84,746    5.45%     61,151    4.64%     62,345    5.11%
                      ________            ________            ________
Total                 $282,711    3.11%   $281,299    2.53%   $290,158    2.69%

The following table sets forth the time certificate of deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 1995.
                                             1995
                                        (In Thousands)
Three months or less                       $18,428
Over three through six months                  536
Over six through twelve months                 562
Over twelve months                           1,389
                                           _______
Total                                      $20,915

VI.  Return on Equity and Assets

The following table sets forth certain ratios used in evaluating financial position and results of operations.
                                                    December 31,
                                     1995               1994               1993
Return on average total assets      1.26%              1.18%              1.07%
Return on average equity           10.88%             11.21%             11.25%
Dividend payout ratio              28.78%             26.07%             25.79%
Average equity to total
  average assets                   11.22%             10.48%              9.47%

Item 2.  Properties

Canandaigua National Corporation occupies space at the main office of the Bank. No real property is owned by the Corporation. The Corporation leases real property in Farmington, Mendon, Manchester, Victor (Eastview Mall), Pittsford, under long-term renewable leases. The premises are sublet to the Bank for its Farmington Branch Office.

The Bank's operations are conducted from nine offices located in Ontario County, New York and two offices located in Monroe County, New York. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. The Bank owns branch offices which are located on the main street in Victor, New York; Holcomb, New York; and Honeoye, New York. The Bank subleases space for branch offices in Farmington, New York, at Wade's Supermarket located on Route 96; in Canandaigua, New York at 709 South Main Street; in Shortsville-Manchester in the Bliss Shurfine Foodmart; in the Town of Mendon, Monroe County, New York in the Hitching Post Plaza in the Big-M Food Market; in Victor, New York in the Eastview Mall and in Pittsford, New York at State Street. There are drive-in facilities located at all offices except for the Eastview Mall and Pittsford offices.

The Bank provides 24-hour banking services to Bank customers through automatic teller facilities located at each office and through remote Automatic Teller Machines located at the Finger Lakes Community College on Lincoln Hill in the Town of Hopewell, New York, and at F.F. Thompson Hospital located on North Parrish Street, Canandaigua, New York.

The carrying value of the properties as of December 31, 1995, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included under the caption "Notes to Consolidated Financial Statements" set forth on pages 11 through 25 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

Item 3.  Legal Proceedings

The Company and its subsidiary are not involved in any pending legal proceeding other than routine legal proceedings undertaken in the ordinary course of business. In the opinion of the management, after consultation with counsel, the aggregate amount involved in such proceedings is not material to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

                              PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from the pages of the 1995 Annual Report to Stockholders and proxy statement set forth below:

Required Information      Annual Report Caption     Annual Report Page
   Market information      "Common Stock Data"                 26

   Dividends                "Common Stock Data"                26
                            "Stockholders' Equity"              9

     Holdings: (At December 31, 1995, the Corporation had approximately 684 shareholders.) Information regarding beneficial ownership of the Corporation's stock is set forth on pages 1, 2, 3, and 7 of the Corporation's proxy statement and incorporated herein by reference.

Item 6.  Selected Financial Data

This table represents a summary of selected components of the Corporation's consolidated financial statements for the five years ended December 31, 1995.
All information concerning the Corporation should be read in conjunction with the consolidated financial statements and related notes.
                                    Selected Financial Data
                           (Dollars in Thousands except per share data)
                              1995    1994     1993      1992      1991
Net Interest Income       $ 16,035  14,760   14,018    13,598    13,029
Provision for Loan Losses $  1,031     699      600       800       800
Non-Interest Income       $  3,393   3,268    3,469     3,157     2,432
Non-Interest Expense      $ 12,684  12,022   12,195    11,542    10,775
Applicable Income Taxes   $  1,797   1,604    1,265     1,115     1,002
Net Income                $  3,916   3,703    3,427     3,298     2,884

Per Share Data:
Net Income                $  24.31   23.01    21.32     20.54     17.99
Cash Dividends            $   7.00    6.00     5.50      5.13      4.88

Balance Sheet Data:
Total Assets              $317,209 310,541 $314,640  $320,876  $315,432
Total Equity              $ 37,397  34,538   31,744    29,162    26,652
Average Assets            $320,770 315,312  321,546   315,177   300,409
Average Equity            $ 35,987  33,035   30,464    27,939    25,682

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The purpose of this discussion is to focus on information about Canandaigua National Corporation's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements in the annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Liquidity and Interest Rate Sensitivity Management

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds to meet their credit needs, and the need for operating funds and capital expansion.

     Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Thus liquidity and interest rate sensitivity must be jointly managed through asset/liability policy to provide optimum results for the Corporation.

     Asset liquidity is found in cash, federal funds sold, deposits with other financial institutions, short term security holdings, and loan repayments. On average for 1995, federal funds sold, cash and due from banks, and interest bearing deposits with other banks totaled $25.4 million. The securities portfolio is also an important source of liquidity. As of December 31, 1995, approximately $24.8 million amortized cost of the portfolio matured in one year or less. Combining these two major sources of liquidity, the Corporation had $50 million of readily available assets, which was 15.6% of average assets for 1995. Management believes that liquidity needs are adequately addressed, but also has short term and long term borrowings available from the Federal Reserve Bank and the Federal Home Loan Bank.

     Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. In general, short term interest sensitive assets, such as loans tied to the prime rate, will have greater sensitivity than fixed rate home mortgages or securities due in over one year.
 Similarly, money market and passbook savings accounts have more sensitivity than certificates of deposit maturing after one year. The Corporation has chosen to limit both its asset and liability exposure in longer term time frames so as to avoid large mismatches of assets and liabilities that could cause large earnings swings.

     The following chart indicates rate sensitivity at December 31, 1995:
                               INTEREST RATE SENSITIVITY GAPS
                                  As of December 31, 1995
                                       (In Thousands)
                                          MATURITIES
                            0 - 3           4 - 12        1 - 5         Over 5
                            MONTHS          MONTHS        YEARS          YEARS
Loans                     $101,668           2,747       76,197         29,432

Securities                   8,552          16,282       39,515          7,613

Federal Funds sold           6,600
                          ________          ______      _______         ______
Interest-earning
  assets                  $116,820          19,029      115,712         37,045
                          ________          ______      _______         ______
Certificate of Deposits     32,862          24,327       33,077

Savings                     63,895

Royal Blue Money Market     15,784

Now & Super Now             31,921

Money Market                25,406
                           _______          ______       ______         ______
Interest-bearing
  liabilities              169,868          24,327       33,077              0
                           _______          ______       ______         ______
Interest sensitivity
   gap                   $ (53,048)         (5,298)      82,635         37,045

Interest-earning
  assets                   116,820          19,029      115,712         37,045

Interest-bearing
  liabilities              169,868          24,327       33,077              0
                           _______          ______      _______         ______
Interest sensitivity
gap                      $ (53,048)         (5,298)      82,635         37,045

Rate Sensitive Assets
divided by Rate Sensitive
Liabilities                   0.69             .78         3.50

     The chart indicates that the Corporation was repricing $53.0 million more of interest earning liabilities than interest bearing assets in the 0-3 month range. This gap is not considered to be a problem, as a good portion of the savings balances are not considered sensitive to rate change. However, the Corporation will be challenged in a rising interest rate environment to maintain its interest margins. For the 4-12 month period, the Corporation is modestly liability sensitive, as $5.3 million more of interest bearing liabilities are being repriced than interest earning assets. For the entire one year range, the Corporation is repricing $58.3 million more interest bearing liabilities than assets, or 20.21% of earning assets. This liability sensitivity has increased from $52.4 million and 17.91% of earning assets last year. The imbalance was due to the movement of deposits from savings to time deposits with a longer maturity along with recording loans with a longer maturity. The Corporation is asset sensitive at $82.6 million for the one to five year range, as interest earning assets increased $11.5 million from last year's amounts, along with an interest bearing liabilities increase of $8.2 million.

     For the entire portfolio range, the Corporation is asset sensitive at $64.0 million versus asset sensitivity of $57.6 million last year. With interest rate forecasts continuing to suggest declines, our earnings should be favorably impacted if we can continue to cut liability rates at the same pace as earning assets. We will have some difficulty, however, as short term liability rates are at or near historic lows. Continued declines could lead to deposit outflows, as investors seek higher returns in other available products. We may have to limit our liability rate decreases in order to continue to fund the bank, and that may have a slightly negative impact on historic spreads. Hopefully increasing lending will offset some of the decline.

Capital Resources
     Total Stockholders' equity at December 31, 1995, was $37,397,000, representing an increase of $2,859,000 (or 8.28%) over 1994. Primary capital, defined as shareholders equity plus loan loss reserve, was $39,655,000 at December 31, 1995, or 12.36% of average assets versus $36,717,000 or 11.65% of average assets at December 31, 1994.

     The Federal Reserve Board standards require banks and bank holding companies to maintain capital based on "risk adjusted" assets so that categories of assets with potentially higher credit risk will require more capital backing than assets with lower risk. In addition, banks and bank holding companies are required to maintain capital to support, on a risk-adjusted basis, certain off balance sheet activities such as loan commitments and interest rate swaps. Capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative perpetual preferred stock, and minority interests less goodwill and less net unrealized gain on securities available for sale. Tier 2 capital consists of allowances for loan and lease losses, hybrid capital instruments, term subordinated debt, and intermediate-term preferred stock. All banks are required to meet a minimum ratio of 8% of qualifying total capital to risk adjusted total assets with at least 4% Tier 1 capital.

     The table below illustrates the Corporation's regulatory capital ratio at December 31, 1995 and December 31, 1994:
                                    1995                 1994
                                     (dollars in thousands)
Tier 1 Capital                  $ 37,344             $ 34,515
Tier 2 Capital                  $  2,258             $  2,202
Total Qualifying Capital         $39,602             $ 36,717

Risk Adjusted Total Assets      $213,442             $213,802

Tier 1 Risk Based Capital Ratio    17.50%               16.14%
Total Risk Based Capital Ratio     18.55%               17.17%
Leverage Ratio                     10.48%               10.94%

     As shown in the table, the Corporation's Tier 1 Risk Based Capital has grown 8.4%, and Total Risk Based Capital has increased 8.0% from year end 1994 levels.

     The leverage ratio (Tier 1 Capital divided by total assets less goodwill) must be at least 3%. The Corporation's leverage ratio was 10.48% as of December 31, 1995.

     The capital ratios of the Corporation are strongly in excess of minimum regulatory requirements, indicating an ability to meet customer demand and market competition, while providing sufficient earnings to strengthen the capital base annually. The Corporation believes that its strong capital base will allow it to continue a reasonable dividend payment.

Dividends
     Payments of dividends by the Bank to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency is required for the declaration of dividends in any year which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 1995, approximately $8,069,000 was available for payment of dividends to the Company.

     Cash dividends for 1995 amounted to $1,127,000, an increase of $161,000 or 16.67% over the $966,000 paid in 1994. Dividends paid were 28.8% and 26.1% of 1995 and 1994 earnings respectively.

Results of Operations
     Net interest income is the difference between interest received from earning assets and interest paid on interest bearing liabilities. It is affected by both the volume and rates applied to both earnings assets and liabilities, and therefore, is an effective measurement of how well management has balanced and reacted to the Corporation's interest rate sensitive assets and liabilities.

     For the year ended December 31, 1994, the Corporation had $296.4 million average earning assets, up $3.8 million or 1.3% from the year earlier. Average interest bearing liabilities were $232.4 million for 1995, down $5.4 million or 2.27% from 1994. The increase in earning assets reflects the beginning of the area's recovery from a slow, shallow recession. Liability growth has not yet begun, and historically does trail asset growth in post-recession times. While being mindful of the Corporation's customers' needs, management was able to increase net interest income for 1995 to $16.0 million, up from $14.8 million for 1994, reflecting an increase of 8.11% for 1995. This increase was due to an increase in total earning assets of almost $5 million while interest bearing liabilities remained static, combined with the stronger yield described in the next paragraph.

     The yield on interest earning assets was 8.38% in 1995, up from 7.53% in 1994. Cost of funds increased, to 3.72% from 3.01% in 1994. Management continued to stress the cost and size control of liabilities during 1995, and therefore the net yield increased to 4.66% from 4.52% in 1994. Net interest income as a percentage of earning assets (net interest rate margin) rose to 5.41% from 5.08%, as the $1,275,000 increase in net interest income was derived from successfully managing the changing interest rate environment during the year, in conjunction with the previously mentioned increase in total earning assets. Management believes these results are an indication that its interest rate sensitivity planning is functioning well.

     The provision for loan losses in 1995 was $1,031,000, up $332,000 from 1994. The loan loss reserve as of December 31, 1995 was $2.3 million, or 1.08% of loans outstanding at year end 1995. This ratio is slightly higher than that of 1994 (1.04%). The cause for the increase of this ratio is due to the following: Charge-offs rose to $1,229,000 in 1995 from $1,011,000 in 1994, recoveries of loans charged off increased to $254,000 in 1995 from $237,000 in 1994 along with a decrease in the loan portfolio. Management believes its ability to properly manage the loan portfolio and current loan loss policies are effective.

     The Corporation's investment portfolio book value fell to $70.5 million at December 31, 1995 from $71.1 million at December 31, 1994, reflecting a decrease of .84%. Net loans fell to $207.8 million at December 31, 1995 from $208.5 million at December 31, 1995, giving a decrease of .34%.

     Other income for 1995 increased to $3.4 million from $3.3 million, reflecting an increase of $125,000 or 3.8%. Service charges on deposit accounts was up $42,000 to $1,604,000. Net gain on sale of mortgage loans declined to $40,000 from $113,000 due to the slowing of the real estate market and prior years refinancing when rates were lower. Other operating income for 1995 rose to $678,000 from $657,000 reflecting an increase of $21,000.

     Operating expenses totaled $12.7 million, up 5.5% from $12.0 million in 1994. Opening a new branch was the main cause of the increase along with a refund of FDIC insurance.

     The rate of return on average assets and the rate of return on average equity are a good measure of the Corporation's results. For the year 1995, return on average assets rose to 1.26% from 1.18%. Return on average equity was 10.88% in 1995 compared to 11.21% in 1994. Management believes these results indicate the Corporation remains quite healthy. The slight decline in return on equity is due to the rapid growth of the Corporation's capital and is an indication of the Corporation's financial strength.

Accounting Standards

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. Under Accounting Principals Board Opinion No. 25 (Opinion 25), currently utilized by the Company, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount employees must pay to acquire it. Companies electing to continue accounting under these plans under the provisions of Opinion 25 will be required to present pro forma disclosures of net income and net income per share, as if a fair value based method had been applied. The Company is required to implement SFAS 123 on January 1, 1996. Currently the Company does not have any plans that would fall under this standard.

In May 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights. SFAS 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired and also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be adopted on January 1, 1996 on a prospective basis. Management does not believe the adoption of SFAS 122 will have a material impact on the Company's financial condition or results of operations due to the level of historical and anticipated sales of loans to the secondary market with servicing retained.

Item 8.  Financial Statements and Supplementary Data
         (Supplementary data has been omitted because it is not applicable)

Financial statements, together with a report thereon of KPMG Peat Marwick LLP dated January 26, 1996 appearing on Page 6 of the 1995 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

Item 9. Change in and Disagreements with Accountants on Accounting on Financial Disclosure
         NONE

     PART III

Item 10.  Directors and Executive Officers

     (a)  Directors

     The information with respect to the directors of the Corporation, which is required to be included herein pursuant to Item 401 of Regulation S-K, is included under the caption "Election of Directors" on pages 3 and 4 of the Proxy Statement, dated February 23, 1996, and is incorporated herein from the Proxy Statement by reference. There are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

     (b)  Executive Officers

     The name, age and position of the executive officer of the Corporation as of December 31, 1995, is set forth on page 6 of the Proxy Statement dated February 23, 1996 under the caption "Principal Officers" and is incorporated herein by reference. Officers are generally elected annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. The disclosure of family relationships between the executive officer and directors of the Corporation is set forth on page 4 of the Proxy Statement dated February 23, 1996 and is incorporated herein by reference. There are no arrangements or understandings between the executive officer and any other person pursuant to which the executive officer was selected.

     No Director or executive officer of the Corporation has received any remuneration from the Bank or the Corporation in his capacity as a director or executive officer of the Corporation.

     The executive officer of the Corporation has been an officer of the Bank for five years or more.

     Directors and the executive officer as a group beneficially owned 15,264 shares or 9.47% of the shares outstanding. Shares owned directly total 13,964 and shares held by directors, executive officer, or their spouses in a fiduciary capacity or by their spouses individually total 1,300.

(c)  Significant Employees

     Not applicable
(d)  Family Relationship

     Disclosed in Item 10 (a) - Directors

(e)  Business Experience
     Disclosed in Item 10 (a) and 10 (b)

(f)  None

(g)  None

Item 11. Executive Compensation

(a)  Cash Compensation

The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" in registrants definitive proxy statement on page 6 and is incorporated herein by reference.

During the year ended December 31, 1995, officers of the Corporation did not receive any compensation from the Corporation for services rendered in such capacity. All of the above compensation was paid by the Bank for services rendered in the course of their employment with the bank.

(b)  Compensation Pursuant to Plans

The Bank has a non-contributory, profit sharing plan covering substantially all full-time employees who have completed one year of service, subject to a minimum number of hours of service with the Bank. Contributions to the profit sharing plan by the Bank are allocated among eligible participants in the proportion that each participant's "points" for the calendar year bear to the total "points" awarded for the calendar year. Participants are awarded one point for each full calendar year of employment and one point for each $100 of compensation paid such participant during that year. Voluntary contributions may be made and invested in a separate "Voluntary Account" in which the participant is always fully vested. Participants become fully-vested with non-contributory allocations upon: reaching the age of 65, disability, death, or 7 years of service as defined by the plan. If employment is otherwise terminated, partial vesting will be accorded depending upon the participant's years of service. Retirement and death benefits may be distributed in a cash lump sum or a series of equal installments, payable at least annually, over a period selected by the Profit Sharing Plan Committee. The amounts contributed to the profit sharing plan by the Bank in 1993, 1994, and 1995 were $630,000, $640,000, and $639,000 respectively.

The Corporation has an Employee Stock Ownership Plan (ESOP) for employees of its wholly-owned subsidiary, and executive officers are members of the plan. Contributions to the ESOP are allocated among eligible participants in the proportion that each participant's gross compensation bears to total compensation of all participants. Contributions to the plan for 1993, 1994, and 1995 were $47,000, $33,900, and $46,000 respectively.

The Corporation has an incentive stock plan for senior management of the Corporation. Annual contributions are made based on performance factors established by the board of directors. The Corporation has accrued a liability of $595,000 as of December 31, 1995 representing its obligation under the plan. Expenses of the plan amounted to $155,000, $115,000, and $105,000 for the years ended December 31, 1995, 1994 and 1993 and were paid by the Bank.

The following table sets forth the amount of profit sharing benefits set aside or accrued by the Bank, directly or indirectly, under the Profit Sharing Plan for the year ended December 31, 1995 for all executive officers of the Bank.
                         Amount Set Aside
                          or Accrued for             Cumulative
     Name of              the Year Ended              Accrued
   Individual             December 31, 1995           Benefit
- ------------------------------------------------------------------------
George W. Hamlin, IV          $22,334                  $678,204

The following table sets forth the amount of ESOP benefits set aside or accrued by the Bank, directly or indirectly, under the ESOP for the year ended December 31, 1995 for all executive officers of the Bank.
                         Amount Set Aside
                          or Accrued for             Cumulative
     Name of              the Year Ended              Accrued
   Individual             December 31, 1995           Benefit
- --------------------------------------------------------------------------
George W. Hamlin, IV          $ 1,606                  $ 16,921

(c)  Other Compensation - Option/SAR Grants Table

The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" in registrants definitive proxy statement on page 7 and is incorporated herein by reference.

(d)     Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value
Table

The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" in registrants definitive proxy statement on page 6 and is incorporated herein by reference.

(e)     Long-Term Incentive Plan Awards Table

NONE

(f)     Defined Benefit or Actuarial Plan Disclosure

NONE

<PAGE

(g)  Compensation of Directors

For the years 1995, 1994, and 1993 no compensation was paid to members of the Board of Directors of Canandaigua National Corporation. For the years of 1995, 1994, and 1993 members of the Board of Directors of The Canandaigua National Bank and Trust Company were compensated at the rate of $300 per meeting.

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements

NONE

(i)     Report on Repricing of Options/SARS

NONE

(j)     Compensation Committee Interlocks

NONE

(k)     Board Compensation Committee Report on Executive Compensation

The information required to be set forth for this item is set forth in Registrant's definitive proxy statement at page 7 and incorporated herein by reference.

(l)     Performance Graph

The information required to be set forth for this item is set forth in Registrant's definitive proxy statement at page 8 and incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a), (b) The information required by Item 403 (a) and (b) of Regulation S-K is included with the information given on pages 1 through 3 of the Proxy
Statement and is incorporated herein by reference.

(c)  Changes in Control

NONE

Item 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

     NONE

 (b)  Certain Business Relationships

     NONE

(c)  Indebtedness of Management

Certain directors and executive officers of the Corporation and the Bank and their associates were customers of and had transactions with the Bank in the ordinary course of the Bank's business during 1995. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and in the opinion of the Bank, did not involve more than a normal risk of collectibility or present other unfavorable features.

(d)  Transactions with Promoters

     Not applicable

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) 1.  Financial Statements

The following consolidated financial statements of Canandaigua National Corporation and subsidiary have been incorporated by reference in Item 8 on
Page 26:                                                             Pages*
Independent Auditors' Report                                             6
Consolidated Balance Sheets As of December 31, 1995 and 1994             7
Consolidated Statements of Income For Each of the Years in the 3-Year
      Period ended December 31, 1995                                     8
Consolidated Statements of Changes In Stockholders' Equity for Each
      of the Years in the 3-Year Period ended December 31, 1995          9
Consolidated Statements of Cash Flows For Each of the Years in the
      3-Year Period ended December 31, 1995  ...........................10
Notes to Consolidated Financial Statements.........................  10-25
* 1995 Annual Report to Stockholders

(a) 2.  Financial Statement Schedules

Schedules are omitted since the required information is either not applicable, not deemed material, or is shown elsewhere in the financial statements or notes thereto.

(a) 3.  Exhibits Table

(11) The information required by Item 601(a)(3)(11) of Regulation S-K is set forth on page 7 and 13 of the 1995 Annual Report to the Stockholders and is incorporated herein by reference.

(13) A copy of the 1995 Annual Report to Stockholders is attached hereto as Exhibit A.

(19) A copy of the definitive proxy statement mailed to Stockholders is attached hereto as Exhibit B.

(22)The Canandaigua National Bank and Trust Company is the only wholly owned subsidiary of Registrant. The Bank is incorporated under the laws of The United States of America. Registrant owns one-third of the common stock of Greater Funding of New York, Inc. a New York State licensed mortgage company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CANANDAIGUA NATIONAL CORPORATION

By:
George W. Hamlin, IV
President

Date:      3/24/95

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                      Date

George W. Hamlin, IV     President/Director           April 1, 1996
George W. Hamlin, IV

Robert G. Sheridan      Secretary/Director            April 1, 1996
Robert G. Sheridan

Gregory S. MacKay          Treasurer                  April 1, 1996
Gregory S. MacKay

                                   Director
Patricia Boland

Frank H. Hamlin            Director                   April 1, 1996
Frank H. Hamlin

Stephen D. Hamlin          Director                   April 1, 1996
Stephen D. Hamlin

Paul r. Kellogg            Director                   April 1, 1996
Paul R. Kellogg

                                   Director
Eldred M. Sale

                                   Director
Caroline C. Shipley

Alan J. Stone                      Director           April 1, 1996
Alan J. Stone

                                   Director
David Hamlin, Jr.

                                   Director
Willis F. Weeden, MD