Form 10-Q
period 1996-03-31
CANANDAIGUA NATIONAL CORP
filed 1996-05-14
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1996

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

     On March 31, 1996 there were 161,155 shares of the registrant's common stock outstanding.

                   PART I  FINANCIAL INFORMATION
           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                                     March 31,       December 31,
                                       1996              1995
                                ______________      _____________

ASSETS
Current Assets
  Cash and due from banks              $23,625            $16,858
  Federal funds sold                     8,800              6,600
  Securities:
    Held to Maturity -
      U.S. Government                   31,883             31,955
      State & municipal obligations     28,710             27,160
      Other securities                  10,436             10,955
                                       _______            _______
                                        71,029             70,070
    Available-for-sale                     461                444
                                       _______            _______
Total securities                        73,490             71,514
                                       _______            _______
Loans:
  Commercial, financial & agricultural  28,126             28,326
  Residential mortgage                  87,507             86,641
  Commercial mortgage                   61,908             62,038
  Consumer                              25,147             24,269
  Other loans                            7,793              7,815
  Loans held for sale                    2,062                955
                                       _______            _______
     Total loans                       212,543            210,044
     Less:  Allowance for loan losses   -2,273             -2,258
                                       _______            _______
Loans - Net                            210,270            207,786
                                       _______            _______
Premises and equipment - Net             8,613              8,559
Accrued interest receivable              2,288              2,046
FHLB and Federal Reserve stock           1,425              1,406
Other assets                             3,753              3,440
                                       _______            _______
    TOTAL ASSETS                      $330,264           $317,209
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 48,013           $ 49,779
  Interest bearing                     241,943            227,272
                                       _______            _______
     Total Deposits                    289,956            277,051
                                       _______            _______
Borrowing from FHLB                      1,008              1,013
Accrued interest payable and
   other liabilities                     1,754              1,748
                                       _______            _______
     TOTAL LIABILITIES                 292,718            279,812
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued & Outstanding:  161,155
    shares in 1996 & 161,155 in 1995     8,058              8,058
  Capital Surplus                        8,203              8,203
  Retained Earnings                     21,367             21,083
  Net unrealized holding gains on
    available-for-sale securities           63                 53
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          37,691             37,397
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $330,264           $317,209
                                       =======            =======
Market Value of Securities             $71,815            $70,728


See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                                               Three months ended
                                                    March 31
                                                  (unaudited)
                                                _________________
                                                  1996       1995
                                                ______     ______
Interest Income:
  Loans, including fees                        $ 5,029    $ 4,951
  Federal funds sold                               177        140
  Investment securities                          1,034        986
                                               _______     ______
    Total Interest Income                        6,240      6,077

Interest Expense - Deposits                      2,123      2,064
                                               _______     ______
  Net interest income                            4,117      4,013
Provision for loan losses                          235        396
                                               _______     ______
  Net interest income after
  provision for loan losses                      3,882      3,617
                                               _______     ______
Other Income:
  Service charges on
  deposit accounts                                 387        375
 Trust Department income                           346        264
 Other operating income                            321        267
                                               _______    _______
        Total other income                       1,054        906
                                               _______    _______

Other Expenses:
  Salaries & employee benefits                   2,004      1,766
  Occupancy                                        498        442
  Stationery, supplies & postage                   114        150
  FDIC expense                                       1        154
  Other fees                                       166        135
  Other operating expenses                         748        641
                                               _______    _______
  Total other expenses                           3,531      3,288
                                               _______    _______
Income before income taxes                       1,405      1,235
Provisions for income taxes                        436        368
                                               _______    _______
              NET INCOME                       $   969    $   867
                                               =======    =======
Per Share:

NET INCOME                                     $  6.01    $  5.39

DIVIDENDS DECLARED                             $  4.25    $  3.50


See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED THREE MONTHS ENDED MARCH 31


                                           (Dollars in thousands)
                                               1996           1995

Cash Flow From Operating Activities:
Net Income                                  $   969        $   867
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                   279            274
 Provision for loan losses                      235            396
 Increase (decrease) in taxes payable           (54)           294
 (Increase) decrease in interest receivable    (242)           (85)
 Increase (decrease) in interest payable        (85)            43
 (Increase) decrease in other assets           (281)          (823)
 Increase (decrease) in other liabilities       145             65
 Accretion/amortization securities              (46)            (4)
                                            _______        _______
     Total Adjustments                          (49)           160
                                            _______        _______
     Net cash from operating activities         920          1,027
                                            _______        _______

Cash flows from investing activities:
 Proceeds from maturities of Investments      9,396          7,502
 Investment purchases                       (10,328)        (7,200)
 New loans-net of principle payments         (2,719)          (100)
 Fixed asset purchases, net                    (333)          (289)
 (Increase) decrease in other real estate       (39)          (189)
                                            _______        _______
   Net cash provided (used)
   by investing activities                   (4,023)          (276)
                                            _______        _______
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                    17,215        (11,289)
 Proceeds from issuance of certificates of
  deposit net of matured certificates        (4,455)        22,237
 Dividends paid                                (685)          (563)
 Borrowing from FHLB                             (5)             -
                                            _______        _______
  Net cash used by financing activities      12,070         10,385
  Net increase (decrease) in cash &
    cash equivalents                          8,967         11,136
Cash & cash equivalents - beginning of
  period                                     23,458         17,627
                                            _______        _______
Cash & cash equivalents-end of period      $ 32,425       $ 28,763
                                            =======        =======

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $2,038         $2,021

    Income Taxes                             $  345         $  188

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     March 31, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1995.

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

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           March 31, 1996

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the three months ended March 31, 1996, net cash from Operating activities was $920,000 as compared to $1,027,000 for the same period in 1995. The decrease of $107,000 was caused by an increases in Other assets and Net income of $542,000 and $102,000, respectively offset by decreases in Taxes payable, Interest receivable, Provision for loan loss, and Interest payable of $348,000, $157,000, $161,000, and $128,000, respectively.

     Cash flows from investing activities was ($4,023,000) versus ($276,000) for the Three months ended March 31, 1995. The loan portfolio increased by $2,719,000 for the first three months of 1996 as compared to a slight increase of $100,000 for the same period in 1995. The investment portfolio had a net increase of $932,000 for the first three months of 1996 as compared to a net decrease of $302,000 for the first three months of 1995.

     Cash flows from financial activities increased to $12,070,000 versus $10,385,000) in 1995. Major components contributing to this change are a net decrease of issuance of certificates over maturities of $26,692,000 and a net increase in demand deposits, savings and short-term borrowings of $28,504,000. Municipalities receiving their state aid on the last day of the quarter caused the increase in demand and savings deposits.. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review

                          GAP ANALYSIS
Comment:

March 31,1996 gaps in the 0-3 month range is at ($78,742.000), with a RSA/RSL of .58. This large increase in gap is due to increases of $5,000,000 in Money Market Accounts, $4,000,000 in NOW's and $10,000,000 in
Royal Blue Accounts. At the same time, loans declined from $102,000,000 to $95,000,000. Consequently, we show a 0-3 month gap somewhat higher than normal. (Last year's 0-3 month gap was .67, SO our March gap is generally larger.)

The 4-12 month gap is 1.03, also slightly higher than we are used to seeing. Again, loans fell about $5 million while deposits in the same bucket declined only about $1 million since December.

The overall one year gap is .63, with the bank repricing $78 million more deposits than loans in one year. At this time last year, the one year gap was .74

One to five year gap is positive at $84 million and 3.70, as both assets and liabilities were relatively unchanged from December.

Forecast:

The "inflation" word has begun to be mentioned for the first time in years. The mere thought of inflation drove interest rates upward over the past 3 months. Now we all wait to see if higher wholesale commodity prices are translated into upward moving prices.

Unfortunately, we are gapped a bit too negatively if interest rates do continue upward. Last quarter we mentioned the situation of our low liability rates. We have begun to address this concern selectively, and will continue to move rates upward as necessary to properly fund the bank.

More importantly, we hope that in the short term, any additional assets booked are tied to rate indices that have a rapid response to interest rate changes. We will continue to attempt to move our deposit customers out the yield curve to lessen the impact of changing rates in our short term earnings.

                  Interest Rate Sensitivity Gaps
                       As of March 31, 1996
                      (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 94,727   2,625   77,270  27,337

Investment portfolio             5,389  21,160   38,239   7,782

Federal funds sold               8,800
                               _______  ______  _______  ______
Interest-earning assets        108,916  23,785  115,509  35,119
                               _______  ______  _______  ______

Certificate of deposits         31,628  22,997   31,186

Savings                         64,523

Royal blue money market         25,058

Now & Super Now                 36,048

Money Market                    30,401
                               _______  ______   ______  ______
Interest-bearing liabilities   187,658  22,997   31,186       0
                               _______  ______   ______  ______
Interest sensitivity gap       (78,742)    788   84,323  35,119
                               _______  ______   ______  ______

Interest-earning assets        108,916  23,785  115,509  35,119

Interest-bearing liabilities   187,658  22,997   31,186       0
                               _______  ______  _______  ______
Interest sensitivity gap      $(78,742)    788   84,323  35,119
                               _______  ______  _______  ______

RSA/RSL                           0.58    1.03     3.70
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at March 31, 1996, under current requirements:

                                          March 31, 1996
                                          (dollars in thousands)
Tier 1 Capital                            $ 37,628
Tier 2 Capital                            $  2,273
Total Qualifying Capital                  $ 39,901
Total Risk Adjusted Total Assets          $219,328
Tier 1 Risk Based Capital Ratio             17.16%
Total Risk Based Capital Ratio              18.19%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)             11.39%

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1996 was $4.25 versus $3.50 for the same period in 1995.

V.  Results of Operations

     As of March 31, 1996, total assets of the Corporation were $330.3 million, up from $317.2 million at year end 1995.
Securities increased $2.0 million to $73.5 million, net loans increased $2.6 million to $210.3 million, other assets rose $.3 million to $3.8 million, and cash and due from banks increased $6.8 million to $23.6 million. Federal Funds Sold of $8.8 million increased by $2.2 million from $6.6 million. Cash and due from banks was the main factor contributing to asset growth.

     Total deposits for this period were up $12.9 million while other liabilities stayed the same at $1.7 million.

     For the first three months ending March 31, 1996, the Corporation had $299.0 million average interest earning assets, up $2.7 million from December 31, 1995. Average interest bearing liabilities at March 31, 1996 were $237.6 million, up $1.2 million from the December 31, 1995 amount of $236.4 million. Net interest income for the first three months of 1996 was $3.9 million, up from $3.6 million for the same period in 1995. Interest income was $6.2 million, up $.1 million from the year earlier $6.1 million. Annualized interest income on average earning assets was 8.35% for the first three months of 1996, versus 8.24% for the first three months of 1995. Annualized interest expense for the first nine months of 1996 was 3.57%, versus 3.47% for the first three months of 1995. Therefore, net interest spread for the first nine months of 1996 was 4.78%, versus 4.77% for the same period in 1995. Management is pleased that spreads have marginally increased.

     Total other income increased to $1.1 million for the first three months ending March 31, 1996, up $.2 million from the year earlier period. There were no substantial or significant changes in any categories.

     Due to good spread management, management is pleased to announce that net income before taxes for the first three months of 1996 was $1.4 million, up 13.8% from the year earlier figure of $1.2 million. Annualized return on average assets for the first three months of 1996 was 1.19%,up from the year earlier 1.09%.

     Management is quite pleased with the results of the Corporation given the current economic climate. It will continue to strive for cost containment, while expanding its market area towards Rochester, New York, and solid interest margins as a means to strong results in a period of slow economic growth.

VI.  Non-Performing & Past Due Loans

     Other real estate owned consists of nine parcels of property; four residences for $344,000 and five commercial properties for $1,819,000. All properties have been recently reappraised at values higher than the loan balances.

     There were commercial, agricultural and commercial real estate loans past due 90 days or more with a value of $16,000 for the period ending 3/31/96 as compared to loans aggregating $138,000 for the period 3/31/95. There were residential real estate loans 90 days or more past due with a value of $-0- for the 3/31/96 period as compared to loans for $49,000 for the same period last year. Consumer loans totaling $9,000 were past due 90 days or more for both periods.

                       NON-PERFORMING ASSETS
                           in thousands
                                             3/31/96     3/31/95
                                             _______     _______

Commercial, Financial & Agricultural         $ 1,602     $ 2,130

Real Estate-Commercial                         6,992       5,453

Real Estate-Residential                        1,980       2,094

Consumer                                           0           0

Total Non-Performing Loans                    10,574       9,677
                                             _______     _______
Other Real Estate Owned-
Commercial                                     1,819         206
Residential                                      344         681
                                             _______     _______
Total Other Real Estate Owned                  2,163         887
                                             _______     _______
Total Non-Performing Assets                  $12,737     $10,564

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $   38       1,445

Real Estate-Commercial                             0       1,400

Real Estate-Residential                           68          57

Consumer                                          15          23
                                              ______       _____
Total Past Due - 90 Days or More              $  121       2,925
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-March 31, 1996 and December 31, 1995.

     Condensed consolidated statements of income-nine months ended March 31, 1996 and 1995.

     Condensed consolidated statements of cash flows-nine months ended March 31, 1996, and 1995.

     Notes to condensed consolidated financial statements-
     March 31, 1996.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings - None

Item 2.  Changes in securities

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders
(a) The annual meeting of stockholders of Registrant was held on March 13, 1996

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