Form 10-Q
period 1996-06-30
CANANDAIGUA NATIONAL CORP
filed 1996-08-14
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1996

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

     On June 30, 1996 there were 162,208 shares of the registrant's common stock outstanding.

                   PART I  FINANCIAL INFORMATION
           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                                      June 30,       December 31,
                                       1996              1995
                                ______________      _____________

ASSETS
Current Assets
  Cash and due from banks              $15,455            $16,858
  Federal funds sold                       600              6,600
  Securities:
    Held to Maturity -
      U.S. Government                   32,209             31,955
      State & municipal obligations     32,375             27,160
      Other securities                   9,968             10,955
                                       _______            _______
                                        74,552             70,070
    Available-for-sale                     301                444
                                       _______            _______
Total securities                        74,853             71,514
                                       _______            _______
Loans:
  Commercial, financial & agricultural  29,931             28,326
  Residential mortgage                  90,547             86,641
  Commercial mortgage                   61,292             62,038
  Consumer                              35,557             24,269
  Other loans                            9,386              7,815
  Loans held for sale                    1,288                955
                                       _______            _______
     Total loans                       228,001            210,044
     Less:  Allowance for loan losses   -2,352             -2,258
                                       _______            _______
Loans - Net                            225,649            207,786
                                       _______            _______
Premises and equipment - Net             8,894              8,559
Accrued interest receivable              2,138              2,046
FHLB and Federal Reserve stock           1,558              1,406
Other assets                             4,737              3,440
                                       _______            _______
    TOTAL ASSETS                      $333,884           $317,209
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 51,949           $ 49,779
  Interest bearing                     240,090            227,272
                                       _______            _______
     Total Deposits                    292,039            277,051

Borrowing from FHLB                      1,002              1,013
Accrued interest payable and
   other liabilities                     2,180              1,748
                                       _______            _______
     TOTAL LIABILITIES                 295,221            279,812
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued & Outstanding:  161,155
    shares in 1996 & 161,155 in 1995     8,110              8,058
  Capital Surplus                        8,489              8,203
  Retained Earnings                     22,001             21,083
  Net unrealized holding gains on
    available-for-sale securities           63                 53
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          38,663             37,397
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $333,884           $317,209
                                       =======            =======
Market Value of Securities             $74,749            $70,728


See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                             Three months ended  Six months ended
                                   June 30           June 30
                                 (unaudited)       (unaudited)
                            __________________  _________________
                              1996      1995      1996     1995
                            ______     ______   ______     ______
Interest Income:
  Loans, including fees     $4,891     $5,016  $ 9,920    $ 9,967
  Federal funds sold           108        183      285        323
  Investment securities      1,032      1,047    2,066      2,033
                           _______    _______  _______    _______
    Total Interest Income    6,031      6,246   12,271     12,323

Interest Expense - Deposits  2,079      2,274    4,202      4,338
                           _______    _______  _______    _______
  Net interest income        3,952      3,972    8,069      7,985
Provision for loan losses      327        358      562        754
                           _______    _______  _______    _______
  Net interest income after
  provision for loan losses  3,625      3,614    7,507      7,231
                           _______    _______  _______    _______
Other Income:
  Service charges on
  deposit accounts             413        408      800        783
 Trust Department income       304        260      650        524
 Gains on sale of
   Investment securities         0          0        0          0
 Other operating income        413        329      734        596
                           _______    _______  _______    _______
        Total other income   1,130        997    2,184      1,903
                           _______    _______  _______    _______

Other Expenses:
Salaries & employee benefits 1,779      1,559    3,783      3,325
Occupancy                      648        490    1,146        932
Stationery, supplies & postage 179        120      293        270
FDIC expense                     0        155        1        309

Other operating expenses     1,285        764    2,199      1,540
                           _______    _______  _______    _______
  Total other expenses       3,891      3,088    7,422      6,376
                           _______    _______  _______    _______
Income before income taxes     864      1,523    2,269      2,758
Provisions for income taxes    231        455      667        823
                           _______    _______  _______    _______
              NET INCOME    $  633     $1,068   $1,602     $1,935
                           _______    _______  _______    _______
Per Share:

NET INCOME                   $3.92      $6.63   $ 9.92     $12.03
                           _______    _______  _______    _______
DIVIDENDS DECLARED           $0.00      $0.00    $4.25      $3.50
                           _______    _______  _______    _______

See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED SIX MONTHS ENDED JUNE 30


                                           (Dollars in thousands)
                                               1996           1995

Cash Flow From Operating Activities:
Net Income                                  $ 1,602        $ 1,935
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                   573            543
 Provision for loan losses                      562            754
 Increase (decrease) in taxes payable          (275)            48
 (Increase) decrease in interest receivable     (92)           154
 Increase (decrease) in interest payable        (68)           106
 (Increase) decrease in other assets         (1,266)          (456)
 Increase (decrease) in other liabilities       775            104
 Accretion/amortization securities              (88)           (53)
                                            _______        _______
     Total Adjustments                          121          1,200
                                            _______        _______
     Net cash from operating activities       1,723          3,135
                                            _______        _______

Cash flows from investing activities:
 Proceeds from maturities of Investments     15,659         21,049
 Investment purchases                       (20,045)       (22,534)
 New loans-net of principle payments        (18,425)         2,076
 Fixed asset purchases, net                    (908)          (591)
 (Increase) decrease in other real estate       (38)        (1,392)
                                            _______        _______
   Net cash provided (used)
   by investing activities                  (23,757)        (1,392)
                                            _______        _______
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                     9,195        (12,988)
 Proceeds from the sale of common stock         339             40
 Proceeds from issuance of certificates of
  deposit net of matured certificates         5,793         19,420
 Dividends paid                                (685)          (553)
 Borrowing from FHLB                            (11)             -
                                            _______        _______
  Net cash used by financing activities      14,631          5,919
  Net increase (decrease) in cash &
    cash equivalents                         (7,403)         7,662
Cash & cash equivalents - beginning of
  period                                     23,458         17,627
                                            _______        _______
Cash & cash equivalents-end of period      $ 16,055       $ 25,289
                                            =======        =======

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $4,270         $4,232

    Income Taxes                             $  942         $  798

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     June 30, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1995.

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

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           June 30, 1996

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the six months ended June 30, 1996, net cash from Operating activities was $1,723,000 as compared to $3,135,000 for the same period in 1995. The decrease of $1,412,000 was caused by an increases in Other assets of $810,000 and a decrease in Net income of $333,000 and an increase in Other liabilities of $671,000.

     Cash flows from investing activities was ($23,757,000) versus ($1,392,000) for the six months ended June 30, 1995. The loan portfolio increased by $18,425,000 for the first six months of 1996 as compared to a slight decrease of $2,076,000 for the same period in 1995. The investment portfolio had a net increase of $4,386,000 for the first six months of 1996 as compared to an increase of $1,485,000 for the first six months of 1995.

     Cash flows from financial activities increased to $14,631,000 versus $5,919,000 in 1995. Major components contributing to this change are a net increase of issuance of certificates over maturities of $5,793,000 and a net increase in demand deposits, savings and short-term borrowings of $9,195,000. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review

                          GAP ANALYSIS
Comment:

    As of June 30, 1996, our 3 month gap was ($71,296,000) or .61, down from March 31, 1996 figure ($78,742,000) and .58. The gap shrunk as short term interest bearing liabilities declined by $7,000,000. Within short term liabilities, certificates of deposit rose $5 million and savings account rose $2.5 million, both being funded by $9 million from Royal Blue, $1,5 million from N.O.W., and $4 million from money markets.

    The one year gap is ($79,327,000) or .62, almost unchanged from March.

    The 4 - 12 month gap is ($8,031,000) or .73, a bit higher than our historic trend.

    All short term gaps are a bit higher than our long term trends due to segment changes. In June 1995, we were repricing $200 million of liabilities, while in June 1996 we are repricing $211 million. In June 1995 we repriced $161 million of short term loans, while in June 1996 we repriced $132 million. Borrowers have financed to longer periods during the interest rate drops, while investors have held their money short. This is one of the natural elements with which we must deal.

    One to five year gap is positive at $97,133,000 or 4.ss as $12million of loans moved into these buckets.

Forecast:

    Our challenge will be to continue to attempt to move our depositors out of the yield curve to help balance both short term and long term gaps.

    Interest rate movement should remain minimal in the next quarter. Economics indicators and most forecasts point toward a continued healthy economy, perhaps slowing in growth just a bit. Cost of funds increase should be limited to the cost of moving out the yield curve.

                  Interest Rate Sensitivity Gaps
                       As of March 31, 1996
                      (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 97,568   2,626   89,369  38,438

Investment portfolio            10,974  18,821   37,938   8,678

Federal funds sold                 600
                               _______  ______  _______  ______
Interest-earning assets        109,142  21,447  127,307  47,116
                               _______  ______  _______  ______

Certificate of deposits         36,407  29,478   30,174

Savings                         67,062

Royal blue money market         16,276

Now & Super Now                 34,363

Money Market                    26,330
                               _______  ______   ______  ______
Interest-bearing liabilities   180,438  29,478   30,174       0
                               _______  ______   ______  ______
Interest sensitivity gap       (71,296) (8,031)  97,133  47,116
                               _______  ______   ______  ______

Interest-earning assets        109,142  21,447  127,307  47,116

Interest-bearing liabilities   180,438  29,478   30,174       0
                               _______  ______  _______  ______
Interest sensitivity gap      $(71,296) (8,031)  97,133  47,116
                               _______  ______  _______  ______

RSA/RSL                           0.61    0.73     4.22
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at June 30, 1996, under current requirements:

                                          June 30, 1996
                                          (dollars in thousands)
Tier 1 Capital                            $ 38,257
Tier 2 Capital                            $  2,352
Total Qualifying Capital                  $ 40,609
Total Risk Adjusted Total Assets          $304,117
Tier 1 Risk Based Capital Ratio             17.15%
Total Risk Based Capital Ratio              18.39%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)             11.53%

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1996 was $4.25 versus $3.50 for the same period in 1995.

V.  Results of Operations

     As of June 30, 1996, total assets of the Corporation were $333.9 million, up from $317.2 million at year end 1995.
Securities increased $4.3 million to $74.9 million, net loans increased $17.8 million to $225.6 million, other assets rose $1.3 million to $4.7 million, and cash and due from banks decreased $1.4 million to $15.4 million. Federal Funds Sold of $.6 million decreased by $6.0 million from $6.6 million. Loans were the contributing factor to the asset growth as the Company has concentrated its efforts to increase the indirect portfolio through the Rochester, NY market.

     Total deposits for this period were up $15.0 million while other liabilities increased slightly to $2.2 million.

     For the first six months ending June 30, 1996, the Corporation had $298.7 million average interest earning assets, up $2.4 million from December 31, 1995. Average interest bearing liabilities at June 30, 1996 were $236.9 million, up $.5 million from the December 31, 1995 amount of $236.4 million. Net interest income for the first six months of 1996 was $7.5 million, up from $7.2 million for the same period in 1995.
Interest income  was $12.3 million, the same as the year earlier.
Annualized interest income on average earning assets was 8.24% for the first six months of 1996, versus 8.33% for the first six months of 1995. Annualized interest expense for the first six months of 1996 was 3.55%, versus 3.64% for the first six months of 1995. Therefore, net interest spread for the first six months of 1996 was 4.69%, versus 4.69% for the same period in 1995.

     Total other income increased to $2.2 million for the first six months ending June 30, 1996, up $.3 million from the year earlier period. There were no substantial or significant changes in any categories.

     Net income before taxes for the first six months of 1996 was $2.2 million, down 17.7% from the year earlier figure of $2.8 million.
Annualized return on average assets for the first six months of 1996 was .98%, down from the year earlier 1.21%.

VI.  Non-Performing & Past Due Loans

     Other real estate owned consists of ten parcels of property;
five residences for $483,000 and five commercial properties for $1,679,000. All properties have been recently reappraised at values higher than the loan balances.

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

                       NON-PERFORMING ASSETS
                           in thousands
                                             6/30/96     6/30/95
                                             _______     _______

Commercial, Financial & Agricultural         $ 1,413     $ 4,353

Real Estate-Commercial                         7,818       5,382

Real Estate-Residential                        1,433       3,099

Consumer                                           0           0
                                             _______     _______
Total Non-Performing Loans                    10,664      12,844
                                             _______     _______
Other Real Estate Owned-
Commercial                                     1,679         515
Residential                                      483         804
                                             _______     _______
Total Other Real Estate Owned                  2,162       1,319
                                             _______     _______
Total Non-Performing Assets                  $12,826     $14,163

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $    0          16

Real Estate-Commercial                             0           0

Real Estate-Residential                            0           0

Consumer                                          22           9
                                              ______       _____
Total Past Due - 90 Days or More              $   22          25
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-June 30, 1996 and December 31, 1995.

     Condensed consolidated statements of income-six months ended June 30, 1996 and 1995.

     Condensed consolidated statements of cash flows-six months ended June 30, 1996, and 1995.

     Notes to condensed consolidated financial statements-
     June 30, 1996.

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

                          CANANDAIGUA NATIONAL CORPORATION
                          (Registrant)


August 14, 1996                   George W. Hamlin, IV
Date                              George W. Hamlin, IV
                                  President


August 14, 1996                   Gregory S. MacKay
Date                              Gregory S. MacKay
                                  Treasurer