Form 10-Q
period 1996-09-30
CANANDAIGUA NATIONAL CORP
filed 1996-11-14
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1996

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

     On September 30, 1996 there were 162,208 shares of the registrant's common stock outstanding.

                   PART I  FINANCIAL INFORMATION
           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                                 September 30,       December 31,
                                       1996              1995
                                ______________      _____________

ASSETS
Current Assets
  Cash and due from banks              $17,772            $16,858
  Federal funds sold                     4,000              6,600
  Securities:
    Held to Maturity -
      U.S. Government                   30,125             31,955
      State & municipal obligations     30,004             27,160
      Other securities                   9,289             10,955
                                       _______            _______
                                        69,418             70,070
    Available-for-sale                     301                444
                                       _______            _______
Total securities                        69,719             70,514
                                       _______            _______
Loans:
  Commercial, financial & agricultural  29,742             28,326
  Residential mortgage                  97,855             86,641
  Commercial mortgage                   60,277             62,038
  Consumer                              48,490             24,269
  Other loans                            9,843              7,815
  Loans held for sale                    1,068                955
                                       _______            _______
     Total loans                       247,275            210,044
     Less:  Allowance for loan losses   -2,547             -2,258
                                       _______            _______
Loans - Net                            244,728            207,786
                                       _______            _______
Premises and equipment - Net             9,027              8,559
Accrued interest receivable              2,225              2,046
FHLB and Federal Reserve stock           1,558              1,406
Other assets                             3,959              3,440
                                       _______            _______
    TOTAL ASSETS                      $352,988           $317,209
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 58,372           $ 49,779
  Interest bearing                     253,095            227,272
                                       _______            _______
     Total Deposits                    311,467            277,051

Borrowing from FHLB                        996              1,013
Accrued interest payable and
   other liabilities                     1,900              1,748
                                       _______            _______
     TOTAL LIABILITIES                 314,363            279,812
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued & Outstanding:  162,208
    shares in 1996 & 161,155 in 1995     8,110              8,058
  Capital Surplus                        8,489              8,203
  Retained Earnings                     21,963             21,083
  Net unrealized holding gains on
    available-for-sale securities           63                 53
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          38,625             37,397
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $352,988           $317,209
                                       =======            =======
Market Value of Securities             $71,109            $70,728



See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                             Three months ended  Nine months ended
                              September 30-1       September 30-1
                               (unaudited)          (unaudited)
                            __________________  _________________
                              1996      1995      1996     1995
                            ______     ______   ______     ______
Interest Income:
  Loans, including fees     $5,417     $4,991  $15,337    $14,958
  Federal funds sold            61        189      346        512
  Investment securities      1,006      1,071    3,072      3,104
                           _______    _______  _______    _______
    Total Interest Income    6,484      6,251   18,755     18,574

Interest Expense - Deposits  2,214      2,239    6,416      6,577
                           _______    _______  _______    _______
  Net interest income        4,270      4,012   12,339     11,997
Provision for loan losses      530        146    1,092        900
                           _______    _______  _______    _______
  Net interest income after
  provision for loan losses  3,740      3,866   11,247     11,097
                           _______    _______  _______    _______
Other Income:
  Service charges on
  deposit accounts             421        401    1,221      1,184
 Trust Department income       340        246      990        770
 Gains on sale of
   Investment securities       -24        -10      -24        -10
 Other operating income        439        354    1,173        950
                           _______    _______  _______    _______
        Total other income   1,176        991    3,360      2,894
                           _______    _______  _______    _______

Other Expenses:
Salaries & employee benefits 2,260      1,801    6,043      5,126
Occupancy                      554        514    1,700      1,446
Stationery, supplies & postage 159        150      452        420
FDIC expense                     0        -97        1        212

Other operating expenses       961        773    3,160      2,313
                           _______    _______  _______    _______
  Total other expenses       3,934      3,141   11,356      9,517
                           _______    _______  _______    _______
Income before income taxes     982      1,716    3,251      4,474
Provisions for income taxes    289        594      956      1,417
                           _______    _______  _______    _______
              NET INCOME    $  693     $1,122   $2,295     $3,057
                           _______    _______  _______    _______
Per Share:

NET INCOME                   $4.29      $6.96   $14.21     $18.99
                           _______    _______  _______    _______
DIVIDENDS DECLARED           $4.50      $3.50    $8.75      $7.00
                           _______    _______  _______    _______

See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED NINE MONTHS ENDED SEPTEMBER 30


                                           (Dollars in thousands)
                                               1996           1995

Cash Flow From Operating Activities:
Net Income                                  $ 2,295        $ 3,057
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                   884            852
 Provision for loan losses                    1,092            900
 Increase (decrease) in taxes payable          (275)           253
 (Increase) decrease in interest receivable    (179)          (122)
 Increase (decrease) in interest payable         14            115
 (Increase) decrease in other assets           (418)          (349)
 Increase (decrease) in other liabilities       413            133
 Accretion/amortization securities             (137)           114
                                            _______        _______
     Total Adjustments                        1,394          1,896
                                            _______        _______
     Net cash from operating activities       3,689          4,953
                                            _______        _______

Cash flows from investing activities:
 Proceeds from sales of Investments               0              0
 Proceeds from maturities of Investments     29,945         25,551
 Investment purchases                       (29,148)       (27,553)
 New loans-net of principle payments        (38,034)         2,225
 Fixed asset purchases, net                  (1,352)        (1,201)
 (Increase) decrease in other real estate      (108)        (1,713)
                                            _______        _______
   Net cash provided (used)
   by investing activities                  (38,697)        (2,691)
                                            _______        _______
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                    19,269         (8,173)
 Proceeds from the sale of common stock         338             40
 Proceeds from issuance of certificates of
  deposit net of matured certificates        15,147         16,402
 Other borrowings                               (17)         1,019
 Dividends paid                              (1,415)        (1,128)
                                            _______        _______
  Net cash used by financing activities      33,322          8,160
  Net increase (decrease) in cash &
    cash equivalents                         (1,686)        10,422
Cash & cash equivalents - beginning of
  period                                     23,458         17,627
                                            _______        _______
Cash & cash equivalents-end of period      $ 21,772       $ 28,049
                                            =======        =======

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $6,402         $6,455

    Income Taxes                             $1,527         $1,132

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     September 30, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1995.

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

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           September 30, 1996

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the nine months ended September 30, 1996, net cash from Operating activities was $3,689,000 as compared to $4,953,000 for the same period in 1995. The decrease of $1,264,000 was caused by a decrease in net income of $762,000 and an increase in other liabilities of $280,000 and a change in acretion and amortization of $251,000.

     Cash flows from investing activities was ($38,697,000) versus ($2,691,000) for the nine months ended September 30, 1995. The loan portfolio increased by $38,225,000 for the first nine months of 1996 as compared to a slight decrease of $2,225,000 for the same period in 1995. The investment portfolio had a net decrease of $797,000 for the first nine months of 1996 as compared to an increase of $2,002,000 for the first nine months of 1995.

     Cash flows from financial activities increased to $33,322,000 versus $8,160,000 in 1995. The major component contributing to this change was a net increase in demand savings and short term deposits. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review

                          GAP ANALYSIS

Comment:

As of September 30, 1996, our 3 month gap was ($100,511,000) or .48, up from June's .61 and ($71,296,000). Interest earning assets fell $16 million in the 3 month bucket, as short term loans declined $14 million, the investment portfolio fell $6 million, while Fed Funds sold rose $4 million. At the same time, interest bearing liabilities in the 3 month bucket rose $13 million as short term Certificates of Deposit rose $8 million, Royal Blue accounts rose $5 million, Money Markets increased $4 million and Savings and Now dropped $4 million.

	Four to twelve month gap is ($2,819,000) or .91. Thereafter the one year gap is ($103,330,000) or .54. Efforts must be made on both the asset and liability sides of the bank to direct our positions back to more normal ranges.

Forecast:

	We remain optimistic that no large interest rate movements are in the near future. We believe the Federal Reserve is sufficiently pleased with the current state of the economy and does not believe any changes are necessary. We feel the current weakness is due to consumer credit problems and will be offset by stronger export growth. The political climate will remain balanced as before, and we foresee no extreme government programming that could affect the markets. It is likely that the current economic expansion will continue through most of 1997, albeit at a slightly lower pace than that of 1996.

                  Interest Rate Sensitivity Gaps
                     As of September 30, 1996
                      (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 83,787   3,894  103,586  43,806

Investment portfolio             5,353  23,358   34,536   7,845

Federal funds sold               4,000
                               _______  ______  _______  ______
Interest-earning assets         93,140  27,252  138,122  51,651
                               _______  ______  _______  ______

Certificate of deposits         44,358  30,071   30,984

Savings                         64,745

Royal blue money market         21,788

Now & Super Now                 32,673

Money Market                    30,087
                               _______  ______   ______  ______
Interest-bearing liabilities   193,651  30,071   30,984       0
                               _______  ______  _______  ______
Interest sensitivity gap      (100,511) (2,819) 107,138  51,651
                               _______  ______  _______  ______

Interest-earning assets         93,140  27,252  138,122  51,651

Interest-bearing liabilities   193,651  30,071   30,984       0
                               _______  ______  _______  ______
Interest sensitivity gap     $(100,511) (2,819) 107,138  51,651
                               _______  ______  _______  ______

RSA/RSL                           0.48    0.91     4.46
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at September 30, 1996, under current requirements:

                                          September 30, 1996
                                          (dollars in thousands)
Tier 1 Capital                            $ 38,209
Tier 2 Capital                            $  2,547
Total Qualifying Capital                  $ 40,756
Total Risk Adjusted Total Assets          $322,833
Tier 1 Risk Based Capital Ratio             11.84%
Total Risk Based Capital Ratio              12.62%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)             10.94%

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1996 was $4.25 and August 1, 1996 was $4.50 versus $3.50 and $3.50 for the same periods in 1995, respectively.

V.  Results of Operations

     As of September 30, 1996, total assets of the Corporation were $353.0 million, up from $317.2 million at year end 1995.
Securities decreased $.8 million to $69.7 million, net loans increased $36.9 million to $244.7 million with the biggest gain of $24.4 million in the consumer category, other assets rose $.5 million to $3.9 million, and cash and due from banks increased $.9 million to $17.8 million. Federal Funds Sold of $4.0 million decreased by $2.6 million from $6.6 million. Loans were the contributing factor to the asset growth as the Company has concentrated its efforts to increase the indirect portfolio through the Rochester, NY market.

     Total deposits for this period were up $34.4 million while other liabilities increased slightly to $1.9 million.

     For the first nine months ending September 30, 1996, the Corporation had $313.7 million average interest earning assets, up $17.3 million from December 31, 1995. Average interest bearing liabilities at September 30, 1996 were $248.8 million, up $12.4 million from the December 31, 1995 amount of $236.4 million. Net interest income for the first nine months of 1996 was $12.3 million, up from $12.0 million for the same period in 1995.
Interest income was $18.8 million, up slightly over the same period last year. Annualized interest income on average earning assets was 7.97% for the first nine months of 1996, versus 8.36% for the first nine months of 1995. Annualized interest expense for the first nine months of 1996 was 3.44%, versus 3.69% for the first nine months of 1995. Therefore, net interest spread for the first nine months of 1996 was 4.53%, versus 4.67% for the same period in 1995.

     Total other income increased to $3.4 million for the first nine months ending September 30, 1996, up $.5 million from the year earlier period. There were no substantial or significant changes in any categories.

     Net income before taxes for the first nine months of 1996 was $3.2 million, down 27.3% from the year earlier figure of $4.5 million.
Annualized return on average assets for the first nine months of 1996 was .89%, down from the year earlier 1.28%.

VI.  Non-Performing & Past Due Loans

     Other real estate owned consists of seven parcels of property; three residences for $320,000 and four commercial properties for $909,000. All properties have been recently reappraised at values higher than the loan balances.

     There were commercial, agricultural and commercial real estate loans past due 90 days or more with a value of $135,000 for the period ending 9/30/96 as compared to loans aggregating
$6,000 for the period 9/30/95. There were residential real estate loans 90 days or more past due with a value of $29,000 for the 9/30/96 period as compared to loans of $141,000 for the same period last year. Consumer loans totaling $24,000 were past due 90 days for 1996 and $43,000 for 1995.

                       NON-PERFORMING ASSETS
                           in thousands
                                             9/30/96     9/30/95
                                             _______     _______

Commercial, Financial & Agricultural         $ 2,469     $ 4,049

Real Estate-Commercial                         7,939       5,439

Real Estate-Residential                        1,719       2,568

Consumer                                          75           0
                                             _______     _______
Total Non-Performing Loans                    12,202      12,056
                                             _______     _______
Other Real Estate Owned-
Commercial                                       909       1,865
Residential                                      320         571
                                             _______     _______
Total Other Real Estate Owned                  1,229       2,436
                                             _______     _______
Total Non-Performing Assets                  $13,431     $14,492

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $  135           6

Real Estate-Commercial                             0           0

Real Estate-Residential                           29         141

Consumer                                          24          43
                                              ______       _____
Total Past Due - 90 Days or More              $  188         190
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-September 30, 1996 and December 31, 1995.

     Condensed consolidated statements of income-nine months ended September 30, 1996 and 1995.

     Condensed consolidated statements of cash flows-nine months ended September 30, 1996, and 1995.

     Notes to condensed consolidated financial statements-
     September 30, 1996.

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

                          CANANDAIGUA NATIONAL CORPORATION
                          (Registrant)


November 14, 1996                 George W. Hamlin, IV
Date                              s/George W. Hamlin, IV
                                  President


November 14, 1996                 Gregory S. MacKay
Date                              s/Gregory S. MacKay
                                  Treasurer