Form 10-K
period 1996-12-31
CANANDAIGUA NATIONAL CORP
filed 1997-03-31
CIK 759458

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-K

     Annual Report Pursuant to Section 13 or Section 15(D) of
     The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1996

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997.

     Common Stock, $50.00 par value - described on page 9 of 1996 Annual Report and incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 1996. 161,658 shares, common stock, $50.00 par value

Certain portions of the documents listed below have been incorporated by reference into the indicated Part of this Form 10-K.

(1) Portions of the Annual Report to Stockholders
    for the year ended December 31, 1996         Part I, Item 2
(2) Notice of Annual Meeting of Stockholders     Part II, Items 5 & 8
    and Proxy Statement dated February 26, 1997  Part III, Items 10-13
(3) Index of Exhibits                            Part II, Item 5

     CANANDAIGUA NATIONAL CORPORATION
     FORM 10-K
     INDEX
                                                           Page Number
PART I.
Item 1.  Business                                                 4-18

Item 2.  Properties                                                 19

Item 3.  Legal Proceedings                                          19

Item 4.  Submission of Matters to a Vote of
             Security Holders                                       19

PART II.
Item 5.  Market for the Registrant's Common Stock
              and Related Security Holder Matters                   20

Item 6.  Selected Financial Data                                    20

Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation        21-26

Item 8.  Financial Statements and Supplementary Data                26

Item 9.  Changes in Disagreements with Accountants on Accounting
          and Financial Disclosure                                  26

PART III.
Item 10. Directors and Executive Officers of
          the Registrant                                        27, 28

Item 11. Executive Compensation                                  28-30

Item 12. Security Ownership of Certain
              Beneficial Owners and Management                      30

Item 13. Certain Relationships and Related Transactions             31

PART IV.
Item 14. Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                         32

Signatures                                                      33, 34

PART I

Item 1.  Business

Canandaigua National Corporation

     The Canandaigua National Corporation, referred to as The Corporation, was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The formation of the bank holding company was consummated on May 31, 1985, through the exchange of 80,000 shares of Canandaigua National Corporation $50 par value common stock for all of the outstanding shares of The Canandaigua National Bank and Trust Company. The one-bank holding company serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Corporation acquired Greater Funding of New York, Inc. (GFNYI) d/b/a Greater Funding, the Mortgage Company during 1996 BY purchasing its remaining 66.3% shares not owned by the Company. GFNYI offers mortgage products that the bank is not licensed to offer, therefore offering their customer base a larger range of products. GFNYI is engaged in underwriting and funding mortgages in western New York State. GFNYI typically resells residential mortgages to entities, which service the loans. The Bank will remain the principal source of the Corporation's operating revenue and net income.

The Canandaigua National Bank and Trust Company

     The Canandaigua National Bank and Trust Company ("Bank") was incorporated under the laws of The United States of America as a national bank in 1887. Since that time, Bank has operated as a national banking association doing business at several locations in Ontario County and at its Branch locations in the town of Mendon and Village of Pittsford in Monroe County, New York.

     As of December 31, 1996, Bank had total assets of approximately $360,623,000; total stockholders' equity of approximately $39,119,000; and total deposits of approximately $307,966,000. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation.

     Bank engages in a full service commercial and consumer banking and trust business. Bank, with its main office at 72 South Main Street, Canandaigua, New York, provides services to its customers through its network of ten branches which include drive-in facilities and customer Bank communication terminals. Bank's full service offices are located in Ontario County and in the town of Mendon and Village of Pittsford in Monroe County, New York.

     Bank's services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts. Its services also include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans and the renting of safe deposit facilities. Additional services include making residential mortgage loans, revolving credit loans with overdraft checking protection, small business loans, and student loans. Bank's business loans include seasonal, credit, collateral, and term loans. Trust services provided by Bank include services as executor and trustee under

Item 1.  Business
wills and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for various bond issues and as escrow agent. In 1995 the Bank formed a subsidiary (CNB Operating Subsidiary No.1, Inc.). The primary business of this company is to sell life insurance to individuals. This company is an agency only. During 1996 the Bank purchased the Burlingham Agency, Inc. The primary business of this company is to sell life insurance to individuals. This company is an agency only. The Bank purchased Burlingham Agency to gain access to an already established business with a customer base. By this purchase the Bank can offer a full line of products.

    Bank has a relatively stable deposit base and no material amount of deposits are obtained from a single depositor or group of depositors (including federal, state and local governments). Bank has not experienced any significant seasonal fluctuations in the amount of its deposits nor does Bank rely on foreign sources of funds or income.

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

    Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits and interest rates charged on loans and service charges on deposit accounts. Bank employed 204 people as of December 31, 1996.

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

I.  Distribution of Assets, Liabilities and Stockholders' Equity;
    Interest Rates and Interest Differential

A.  Average Balance Sheet (In Thousands)
Average Assets                                    1996      1995        1994
Cash & Due from Banks                         $ 15,059  $ 13,392    $ 14,178
Securities:
    U.S. Government Securities                  32,180    32,479      28,438
    Obligations of States and
    Political Subdivisions:  Tax Exempt         28,370    28,349      30,402
                             Taxable               912     1,131         899
    Other                                       11,386    12,706      13,703
Federal Funds Sold                               7,184    12,023      14,689
Loans                                          227,781   209,280     202,622
Allowance for Loan Losses                       (2,388)   (2,213)     (2,213)
Premises & Equipment - net                       8,764     8,269       8,087
Other Assets                                     5,411     5,354       4,507
                                              ________  ________     _______
     Total                                    $334,659  $320,770     315,312

Average Liabilities & Stockholders' Equity
Deposits:
     Interest Bearing Demand                  $ 33,695  $ 32,989    $ 37,913
     Non-interest Bearing Demand                50,801    46,967      44,566
     Savings                                   112,494   118,300     137,669
     Other Time                                 96,965    84,746      61,151
                                               _______   _______     _______
      Total                                    293,955   283,002     281,299
Short-term Borrowings and
  Securities Sold Under Agreements
  to Repurchase                                    651         0           8
Borrowing from FHLB                              1,001     1,304           0
Other Liabilities                                1,218       477         970
                                                 _____   _______     _______
     Total Liabilities                         296,825   284,783     282,277
Stockholders' Equity                            37,834    35,987      33,035
                                              ________  ________    ________
     Total                                    $334,659  $320,770    $315,312

B.  Average Rates and Yields (Dollars In Thousands)

                                   1996                         1995
                                            AVERAGE                 AVERAGE
                          AVERAGE            YIELD/   AVERAGE         YIELD/
                          BALANCE   INT.     RATE     BALANCE   INT.   RATE
Interest Earning Assets:
  U.S. Gov't. Securities    32,180   1,968   6.12%	 $ 32,479 $ 1,865  5.74%
  Obligations of States
    & Political
  Subdivisions-Tax Exempt   28,370   1,332   4.70%    28,349   1,395  4.92%
                  Taxable      912      58   6.36%     1,131      64  5.66%
Federal Funds Sold           7,184     389   5.42%    12,023     697  5.80%
 Loans (1)(2)              227,781  21,046   9.24%   209,280  19,998  9.56%
 Other Securities           11,386     712   6.25%    12,023     812  6.75%
                           _______  ______           _______  ______
Total Interest
     Earning Assets       $307,813 $25,505   8.29%  $295,285 $24,831  8.41%
                           _______  ______   ____    _______  ______  ____
Interest Bearing Liabilities:
  Demand Deposits           33,695 $   457   1.36%  $ 32,989 $   601  1.82%
  Savings                  112,494   3,075   2.73%   118,300   3,570  3.02%

   Other Time               96,965   5,203   5.37%    84,746   4,614  5.44%
   Short-term Borrowings and
    Securities Sold Under
    Agreements to
    Repurchase                   0       0      0%         0       0     0%
    Borrowing from FHLB      1,001      25   2.50%       477      11  2.31%
    Fed Funds Purchased        651      37   5.68%
                           _______  ______   ____    _______  _____
Total Interest
   Bearing Liabilities    $244,806  $8,797   3.59%  $236,512  $8,796  3.72%
                           _______  ______   ____    _______  ______  ____
Net Interest Income                $16,708                   $16,035
                                    ______                    ______
Net Yield                                    4.70%                    4.69%
                                             ____                     ____
Net Interest Income
  to Earning Assets                          5.43%                    5.43%
                                             ____                     ____

(1) Non-accrual loans are included in the average loan balance.
(2) Loan interest includes fees on loans of $753,171, $610,946, and $758,214 in 1996, 1995, and 1994 respectively.
(3) Yields for securities were calculated based on amortized cost of securities.

Average Rates and Yields-continued (Dollars in Thousands)

                                                          1994

                                                                         AVERAGE
                                             AVERAGE                      YIELD/
                                             BALANCE      INT.            RATE
Interest Earning Assets:
  U.S. Gov't. Securities                   $ 28,438    $ 1,378            4.85%
   Obligations of States
    & Political
   Subdivisions-Tax Exempt                   30,402      1,376            4.53%
                  Taxable                       899         55            6.12%
Federal Funds Sold                           14,689        558            3.80%
 Loans (1)(2)                               202,622     17,654            8.71%
 Other Securities                            13,703        868            6.33%
                                            _______     ______
Total Interest
     Earning Assets                        $290,753    $21,889            7.53%
                                            _______     ______            ____
Interest Bearing Liabilities:
  Demand Deposits                          $ 37,913    $   724            1.91%
  Savings                                   137,669      3,568            2.59%
   Other Time                                61,151      2,837            4.64%
   Short-term Borrowings and
    Securities Sold Under
    Agreements to
    Repurchase                                    8          0               0%
    Borrowing from FHLB                           0          0               0%
                                            _______     ______
Total Interest Bearing Liabilities         $236,741    $ 7,129            3.01%
                                            _______     ______            ____
Net Interest Income                                    $14,760
                                                        ______
Net Yield                                                                 4.52%
                                                                          ____
Net Interest Income to Earning Assets                                     5.08%
                                                                          ____

C.  Rate/Volume Analysis (Dollars In Thousands)

                               1996 vs 1995                  1995 vs 1994
Increase (Decrease)     Average  Average  Average     Average  Average  Average
Due to Change In:       Volume    Rate     Total      Volume    Rate     Total

Interest Income:
Loans                  $1,725  $  (677) $ 1,048        $ 580     1,764    2,344
Federal Funds Sold       (265)     (43)    (308)        (101)      240      139
Investment Securities:
U.S. Gov't Securities     (17)      120     103          196       291      487
Obligations of State
    and Political
    Subdivision-Exempt      1      (64)     (63)         (93)      112       19
              -Taxable    (13)       7       (6)          14        (5)       9
Other                     (42)     (58)    (100)        (106)       50      (56)
                        ______ _______  _______        _____      ____     ____
     Total Interest
      Income            1,389     (715)     674          490     2,452     2,942

Interest Expense:
Deposits:
  Interest Bearing
  Demand                   13     (157)    (144)         (94)      (29)    (123)
  Savings                (170)    (325)    (495)        (502)      504        2
  Other Time              657      (68)     589        1,094       683    1,777
  Borrowing from FHLB      13        1       14            0        11       11
  Federal Funds Purchased  37        0       37
                        _____     ____    _____         ____      ____     ____
Total Interest
       Expense            550     (549)       1         (498)    1,169    1,667
                        _____    _____    _____          ___       ___      ___
Net Interest Income     $ 839   $ (166)  $  673        $ 428    $1,283   $1,275

Note: Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance.

     The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

I. Securities Portfolio

A.  Securities Portfolio, (at carrying value) including FHLB and FRB stock
(Dollars In Thousands)
                                                 ------December 31--------
                                                    1996        1995        1994
U.S. Government Obligations and Agencies         $30,671     $31,955     $27,972
Mortgage backed Securities                           325         310         283
Obligations of States and Political
  Subdivisions:  Exempt                           29,365      26,321      29,921
                Taxable                              955         839         904
Other Securities                                  10,455      12,495      13,514
                                                 _______     _______     _______
Total                                            $71,771     $71,920     $72,594

Securities Portfolio, including FHLB and FRB stock by Maturity with Weighted
  Average Yield (Dollars In Thousands)
                                       December 31, 1996
                         Within      One Through    Six Through     Over
                        One Year     Five Years      Ten Years     Ten Years
                     Amount Yield   Amount Yield   Amount Yield   Amount Yield
U.S. Treasury
  Obligations      $18,921  6.09%   $11,750  6.06%      0              0
Mortgage backed
Securities               9  8.45%        34  8.37%     44  8.21%      238  8.0%
US Gov't Agencies
Obligations of State
  and Political
  Subdivisions
       Taxable:          0  0.00%       955  6.24%      0  0.00%        0
        Exempt:      7,549  4.53%    14,686  4.48%  6,449  4.56%      681  4.98%
Other Securities     3,400  6.47%     4,966  6.45%      0  0.00%    2,089  %
                   _______          _______        ______          ______
Total              $29,879          $32,391        $6,493          $3,008

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

A.  Types of Loans
                                            December 31,
                              1996     1995     1994     1993     1992
                                         (Dollars In Thousands)
Commercial, financial
  and agricultural        $ 27,503   28,326   32,442   30,367   27,672
Consumer
	Auto                   44,784   15,123   12,379   10,796    9,272
	Other                   9,925    9,146   14,511   12,501   13,290
Residential mortgage       101,349   86,641   83,018   78,315   86,094
Commercial mortgage         62,513   62,038   60,278   59,036   55,100
Other                       11,437    8,770    8,121    7,288    3,523
                          ________ ________ ________ ________ ________
        Total              257,511  210,044  210,749  198,303  194,951
Less: Allowance for
        loan losses          2,675    2,258    2,202    2,277    2,152
                          ________  _______  _______  _______  _______
Loans, Net                $254,836  207,786  208,547  196,026  192,799

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage and installment loans as of December 31, 1996.

                                     Remaining Maturity
                              Within    One Through    Over
                               One Year  Five Years   Five Years   Total
                                     (Dollars In Thousands)

Commercial, financial
  and agricultural               $10,268     $ 7,926     $9,309     $27,503
Loans maturing after one year:
With a predetermined interest
 rate                                                               $ 8,729
With a floating or adjustable rate                                  $ 8,506

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

The Bank extends lines of credit under which a customer may borrow for various purposes such as letters of credit. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of Management, at December 31, 1996, there are no material commitments to extend credit which represent unusual risks.

C.  Risk Elements

(1)  Non-accrual, Past Due and Restructured Loans

The risk elements in the loan portfolio are disclosed in the following schedule.
                                                December 31,
Non-Performing Assets            1996     1995    1994     1993    1992
                                             (Dollars In Thousands)
Commercial, financial &
agricultural                  $ 2,285  $ 1,640  $2,350   $1,151  $2,959

Real-estate                     8,919    9,307   8,912    4,866   1,569

Consumer loans                     75        0       0        0       0
                               ______   ______   _____    _____   _____
Total non-performing loans     11,279   10,947  11,262    6,017   4,528

Other real estate owned         1,141    2,158     723      721     326
                              _______  _______  ______   ______  ______

Total non-performing assets   $12,420  $13,105 $11,985   $6,738  $4,854

Non-performing loans to year
end loans                        4.38%    5.21%   5.35%    3.03%   2.32%

Non-performing assets to year end
loans & other real estate owned  4.80%    6.24%   5.68%    3.40%   2.54%

Item III. C. (continued)

Past Due 90 Days or More
   and accruing               1996     1995     1994     1993     1992
                                                 .
Commercial, financial &
agricultural                 $   0     $ 12   $    4   $  381   $  721

Real estate                     48      101      254      889      533
Consumer                        28       55       44       69       77
                              ____     ____   ______   ______   ______

Total past due 90 days
or more and accruing          $ 76     $168   $  302   $1,339   $1,331


                              1996     1995     1994     1993     1992

Restructured Loans              $0       $0       $0     $393     $393

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

     Additional gross income of $841,000, $739,000, and $496,000 would have been reported during 1996, 1995, and 1994, respectively, if the loans reported above as non-accrual and restructured loans had been current in accordance with the original terms.

(2)  Potential Problem Loans

Loans which are not disclosed pursuant to Item III C. (1), but where known information about credit problems of borrowers causes Management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms which may result in disclosure in Item III C. (1) above amounted to $325,071 as of December 31, 1995. There were no potential problem loans as of December 31, 1996.

IV.  Summary of Loan Loss Experience

An analysis of the Allowance for Loan Losses and statistics
relating to the relationship of the Allowance and Charge-offs to Loans is presented in the following summary.
                                               Year Ended
                                               December 31,
                               1996      1995      1994      1993      1992
                                             (Dollars In Thousands)
Total loans outstanding
  at end of year (1)       $257,511  $210,044  $210,749  $198,303  $192,799
Average loans outstanding
  during year (1)          $227,781  $203,280  $202,622  $197,168  $196,680
Allowance for loan losses:
Balance at beginning
  of year                  $  2,258   $ 2,202   $ 2,277  $  2,152  $  1,888
Charge-offs
  Commercial, financial
    and agricultural          1,356       810       712       481       222
  Installment                   126       191       145       245       289
  Real Estate Mortgage (2)       60       151        65       100       259
  Credit Cards                   95        77        89        69        43
                              _____     _____       ___       ___       ___
Total                         1,637     1,229     1,011       895       813

Recoveries:   (2)
  Commercial, financial and
    agricultural                216        90        82       218       121
  Installment                   253       118       143       132       131
  Real Estate Mortgage           72        20         0        53         0
  Credit Cards                   23        26        12        17        25
                               ____      ____      ____      ____      ____
       Total                    564       254       237       420       277
                               ____      ____      ____      ____      ____
Net charge-offs               (1073)     (975)     (774)     (475)     (536)



Provision charged
  to expense                  1,490     1,031       699       600       800
                             ______    ______    ______    ______    ______
Balance at end of year       $2,675    $2,258    $2,202    $2,277    $2,152
Ratio of net charge-offs
  to average loans
  outstanding                   .47%     .47%       .38%      .24%      .27%

(1) Loans are shown net of unearned discount.
(2)Includes Residential and Commercial Mortgages.

IV.  Summary of loan loss experience - continued

Allocation of allowance for loan losses
                                             December 31
                                        (Dollars in Thousands)
                                1996               1995                 1994
                                % of               % of                 % of
                                Loans to          Loans to             Loans to
                                  Total             Total                Total
                          Amount    Loans    Amount    Loans    Amount    Loans
Commercial, financial
  and agricultural (1)    $1,873      35%    $1,809      43%    $1,534     44%
Real Estate Mortgage         115      40%        81      41%       160     40%
Consumer                     540      21%       230      12%       360     13%
Other                          0       0%         0       4%         0      3%
Unallocated                  147       4%       138     N/A        148    N/A
                           _____     ___      _____     ___      _____    ___
     Total                $2,258     100%    $2,258     100%    $2,202    100%

                                          December 31
                                     (Dollars in Thousands)
                                 1993                         1992
                                % of                         % of
                              Loans to                      Loans to
                               Total                          Total
                         Amount     Loans                Amount     Loans
Commercial, financial
  and agricultural (1)   $1,560      45%                 $1,549       43%
Real Estate Mortgage        125      40%                    100       44%
Consumer                    421      12%                    300       11%
Other                         0       3%                      0        2%
Unallocated                 171      N/A                    203       N/A
                          _____     ___                   _____      ___
     Total               $2,277     100%                 $2,152      100%

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

V.  Deposits

The following summary sets forth the average amounts of the various types of deposits for December 31, 1996, 1995 and 1994, and the average rate paid on each.
                              1996                1995                1994
                        Amount     Rate     Amount     Rate     Amount     Rate
                                        (Dollars In Thousands)
Non-interest bearing
   demand             $ 50,801       --   $ 46,676       --   $ 44,566       --
Interest bearing demand 33,695    1.36%     32,989    1.82%     37,913    1.91%
Savings                112,494    2.73%    118,300    3.02%    137,669    2.59%
Other time              96,965    5.37%     84,746    5.45%     61,151    4.64%
                      ________            ________            ________
Total                 $293,955    2.97%   $282,711    3.11%   $281,299    2.53%

The following table sets forth the time certificate of deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 1996.
                                             1996
                                        (In Thousands)
Three months or less                       $36,203
Over three through six months                1,186
Over six through twelve months               1,204
Over twelve months                           1,603
                                           _______
Total                                      $40,196

VI.  Return on Equity and Assets

The following table sets forth certain ratios used in evaluating financial position and results of operations.
                                                    December 31,
                                     1996               1995               1994
Return on average total assets       .88%              1.26%              1.18%
Return on average equity            7.79%             10.88%             11.21%
Dividend payout ratio              47.98%             28.78%             26.07%
Average equity to total
  average assets                   11.31%             11.22%             10.48%

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

The carrying value of the properties as of December 31, 1996, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included under the caption "Notes to Consolidated Financial Statements" set forth on pages 13 through 29 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not involved in any pending legal proceeding other than routine legal proceedings undertaken in the ordinary course of business. In the opinion of the management, after consultation with counsel, the aggregate amount involved in such proceedings is not material to the consolidated financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

                              PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from the pages of the 1996 Annual Report to Stockholders and proxy statement set forth below:

Required Information      Annual Report Caption     Annual Report Page
   Market information      "Common Stock Data"                 30

   Dividends                "Common Stock Data"                30
                            "Stockholders' Equity"             11

     Holdings: (At December 31, 1996, the Corporation had approximately 684 shareholders.) Information regarding beneficial ownership of the Corporation's stock is set forth on pages 1, 2, 3, and 7 of the Corporation's proxy statement and incorporated herein by reference.

Item 6.  Selected Financial Data

This table represents a summary of selected components of the Corporation's consolidated financial statements for the five years ended December 31, 1996.
All information concerning the Corporation should be read in conjunction with the consolidated financial statements and related notes.
                                    Selected Financial Data
                           (Dollars in Thousands except per share data)
                              1996    1995     1994      1993      1992
Net Interest Income       $ 16,708  16,035   14,760    14,018    13,598
Provision for Loan Losses $  1,490   1,031      699       600       800
Non-Interest Income       $  3,914   3,393    3,268     3,469     3,157
Non-Interest Expense      $ 15,147  12,684   12,022    12,195    11,542
Applicable Income Taxes   $  1,038   1,797    1,604     1,265     1,115
Net Income                $  2,947   3,916    3,703     3,427     3,298

Per Share Data:
Net Income                $  18.20   24.31    23.01     21.32     20.54
Cash Dividends            $   8.75    7.00     6.00      5.50      5.13

Balance Sheet Data:
Total Assets              $360,623 317,209 $310,541  $314,640  $320,876
Total Equity              $ 39,119  37,397   34,538    31,744    29,162
Average Assets            $334,659 320,770  315,312   321,546   315,177
Average Equity            $ 37,834  35,987   33,035    30,464    27,939

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

     Asset liquidity is found in cash, federal funds sold, deposits with other financial institutions, short term security holdings, and loan repayments. On average for 1996, federal funds sold, cash and due from banks, and interest bearing deposits with other banks totaled $22.2 million. The securities portfolio is also an important source of liquidity. As of December 31, 1996, approximately $29.9 million amortized cost of the portfolio will be mature in one year or less. Combining these two major sources of liquidity, the Corporation had $52.1 million of readily available assets, which is 15.6% of average assets for 1996. Management believes that liquidity needs are adequately addressed, but also has short term and long term borrowings available from the Federal Reserve Bank and the Federal Home Loan Bank.

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

     During 1996, increased consumer lending which was not supported by deposit growth but by short-term borrowings led to a decline in the Rate Sensitive Assets/Rate Sensitive Liabilities equation. The Corporation believes this mismatch will continue for sometime and is aware of its challenge to interest rate risk.

     The following chart indicates rate sensitivity at December 31, 1996:
                               INTEREST RATE SENSITIVITY GAPS
                                  As of December 31, 1996
                                       (In Thousands)
                                          MATURITIES
                            0 - 3           4 - 12        1 - 5         Over 5
                            MONTHS          MONTHS        YEARS          YEARS
Loans                     $ 90,214           2,903      115,686         48,708
Securities                   9,372          20,507       32,391          9,501

                          ________          ______      _______         ______
Interest-earning
  assets                  $ 99,586          23,410      148,077         58,209
                          ________          ______      _______         ______
Certificate of Deposits     51,567          29,388       30,718

Savings                     63,502

Royal Blue Money Market     18,708

Now & Super Now             32,392

Money Market                24,600

Federal Funds Purchased     10,600

Short Term Borrowing FHLB      990
                           _______          ______       ______         ______
Interest-bearing
  liabilities              202,269          29,388       30,718              0
                           _______          ______       ______         ______
Interest sensitivity
   gap                   $(102,683)         (5,978)     117,359         58,209

Interest-earning
  assets                    99,586          23,410      148,077         58,209

Interest-bearing
  liabilities              202,269          29,388       30,718              0
                           _______          ______      _______         ______
Interest sensitivity
gap                      $(102,683)         (5,978)     117,359         58,209

Rate Sensitive Assets
divided by Rate Sensitive
Liabilities                   0.50             .80         4.82

     The chart indicates that the Corporation was repricing $101.6 million more of interest earning liabilities than interest bearing assets in the 0-3 month range. This gap is not considered to be a problem, as a good portion of the savings balances are not considered sensitive to rate change. However, the Corporation will be challenged in a rising interest rate environment to maintain its interest margins. For the 4-12 month period, the Corporation is modestly liability sensitive, as $6.0 million more of interest bearing liabilities are being repriced than interest earning assets. For the entire one year range, the Corporation is repricing $107.6 million more interest bearing liabilities than assets, or 32.68% of earning assets. This liability sensitivity has increased from $58.3 million and 20.21% of earning assets last year. The imbalance was due to the increase in short-term certificates of deposit and short-term borrowings to fund loans with a longer maturity. The Corporation is asset sensitive at $117.4 million for the one to five year range, as interest earning assets increased $33.4 million from last year's amounts, along with an interest bearing liabilities increase of $.6 million.

     For the entire portfolio range, the Corporation is asset sensitive at $68.0 million versus asset sensitivity of $61.3 million last year. With interest rate forecasts continuing to suggest declines, our earnings should be favorably impacted if we can continue to cut liability rates at the same pace as earning assets. We will have some difficulty, however, as short term liability rates are at or near historic lows. Continued declines could lead to deposit outflows, as investors seek higher returns in other available products. We may have to limit our liability rate decreases in order to continue to fund the bank, and that may have a slightly negative impact on historic spreads. Hopefully increasing lending will offset some of the decline.

Capital Resources
     Total Stockholders' equity at December 31, 1996, was $39,119,000, representing an increase of $1,722,000 (or 4.6%) over 1995. Primary capital, defined as shareholders equity plus loan loss reserve, was $41,794,000 at December 31, 1996, or 11.59% of average assets versus $39,655,000 or 12.50% of average assets at December 31, 1995.

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

     The table below illustrates the Corporation's regulatory capital ratio at December 31, 1996 and December 31, 1995:
                                    1996                 1995
                                     (dollars in thousands)
Tier 1 Capital                  $ 39,119             $ 37,397
Tier 2 Capital                  $  2,675             $  2,258
Total Qualifying Capital         $41,794             $ 39,655

Risk Adjusted Total Assets      $247,846             $213,442

Tier 1 Risk Based Capital Ratio    15.70%               17.50%
Total Risk Based Capital Ratio     16.78%               18.55%
Leverage Ratio                     11.11%               10.48%

     As shown in the table, the Corporation's Tier 1 Risk Based Capital has grown 4.6%, and Total Risk Based Capital has increased 5.4% from year end 1995 levels.

     The leverage ratio (Tier 1 Capital divided by total assets less goodwill) must be at least 3%. The Corporation's leverage ratio was 11.11% as of December 31, 1996.

     The capital ratios of the Corporation are strongly in excess of minimum regulatory requirements, indicating an ability to meet customer demand and market competition, while providing sufficient earnings to strengthen the capital base annually. The Corporation believes that its strong capital base will allow it to continue a reasonable dividend payment.

Dividends
     Payments of dividends by the Bank to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency is required for the declaration of dividends in any year which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 1996, approximately $7,094,000 was available for payment of dividends to the Company.

     Cash dividends for 1996 amounted to $1,414,000, an increase of $287,000 or 11.2% over the $1,127,000 paid in 1995. Dividends paid were 48.0% and 28.8% of 1996 and 1995 earnings respectively.

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

     For the year ended December 31, 1996, the Corporation had $307.8 million average earning assets, up $12.5 million or 4.2% from the year earlier. Average interest bearing liabilities were $244.8 million for 1996, up $8.3 million or 3.5% from 1995. The increase in earning assets reflects the expansion of our indirect product into the Rochester, NY area. Liability growth has begun, due to the Company borrowing from the Federal Home Loan Bank to fund the asset growth. While being mindful of the Corporation's customers' needs, management was able to increase net interest income for 1996 to $16.7 million, up from $16.0 million for 1995, reflecting an increase of 4.38% for 1996.

     The yield on interest earning assets was 8.29% in 1996, down from 8.41% in 1995. Cost of funds decreased, to 3.59% from 3.72% in 1995. Management continued to stress the cost and size control of liabilities during 1996, and therefore the net yield increased to 4.70% from 4.69% in 1995. Net interest income as a percentage of earning assets (net interest rate margin) remained the same at 5.43%, as the $673,000 increase in net interest income was derived from successfully managing the changing interest rate environment during the year, in conjunction with the previously mentioned increase in total earning assets. Management believes these results are an indication that its interest rate sensitivity planning is functioning well.

     The provision for loan losses in 1996 was $1,490,000, up $459,000 from 1995. The allowance for loan loss as of December 31, 1996 was $2.7 million, or 1.03% of loans outstanding at year end 1996. This ratio is slightly lower than that of 1995 (1.08%). The cause for the decrease of this ratio is due to the large increase of the loan portfolio in 1996 of $47.5 million. Also, charge-offs rose to $1,637,000 in 1996 from $1,229,000 in 1995, recoveries of loans charged off increased to $564,000 in 1996 from $254,000 in 1995. Management believes its ability to properly manage the loan portfolio and current loan loss policies are effective.

     The Corporation`s investment portfolio book value fell to $70.0 million at December 31, 1996 from $70.5 million at December 31, 1995, reflecting a decrease of .71%.

     Other income for 1996 increased to $3.9 million from $3.4 million, reflecting an increase of $521,000 or 15.4%. Service charges on deposit accounts were up $57,000 to $1,661,000. Other operating income for 1996 rose to $940,000 from $678,000 reflecting an increase of $262,000. Strong demand for our trust services in our traditional markets as well as in our new Pittsford location led to an increase of Trust Income to $1,337,000 up from $1,071,000 in 1995.
<PAGE

     Operating expenses totaled $15.1 million, up 18.9% from $12.7 million in 1995. Salaries and employee benefits rose $1.4 million as the Corporation expanded several product areas and purchased two non-traditional financial service providers. Other operating expenses rose $1 million due to increases in other real estate expenses and other costs associated with the growing loan portfolio.

     The rate of return on average assets (ROA) and the rate of return on average equity are a good measure of the Corporation's results. For the year 1996, return on average assets dropped from 1.26% to .84%. Return on average equity was 7.9% in 1996 compared to 10.88% in 1995. The decline in ROA was a result of increase in staff which was required for our expansion into new geographic areas as well as new business ventures. The decline in return on equity is due to the decrease in earnings as well as the rapid growth of the Corporation's capital. Management believes the Corporation remains quite healthy.

Accounting Standards

In June 1996, the Financial Accounting Standards Board issued Statement of Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect the adoption of SFAS No. 125 will have a material impact on the Company's financial position, results of operations, or liquidity.

Item 8.  Financial Statements and Supplementary Data
         (Supplementary data has been omitted because it is not applicable)

Financial statements, together with a report thereon of KPMG Peat Marwick LLP dated February 10, 1997 appearing on Page 8-29 of the 1996 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
         NONE

     PART III

Item 10.  Directors and Executive Officers

     (a)  Directors

     The information with respect to the directors of the Corporation, which is required to be included herein pursuant to Item 401 of Regulation S-K, is included under the caption "Election of Directors" on the Proxy Statement, dated February 26, 1997, and is incorporated herein from the Proxy Statement by reference. There are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

     (b)  Executive Officers

     The name, age and position of the executive officer of the Corporation as of December 31, 1996, is set forth on page 6 of the Proxy Statement dated February 26, 1997 under the caption "Principal Officers" and is incorporated herein by reference. Officers are generally elected annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. The disclosure of family relationships between the executive officer and directors of the Corporation is set forth on page 4 of the Proxy Statement dated February 26, 1997 and is incorporated herein by reference. There are no arrangements or understandings between the executive officer and any other person pursuant to which the executive officer was selected.

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

During the year ended December 31, 1996, officers of the Corporation did not receive any compensation from the Corporation for services rendered in such capacity. All of the above compensation was paid by the Bank for services rendered in the course of their employment with the bank.

(b)  Compensation Pursuant to Plans

The Bank has a non-contributory, profit sharing plan covering substantially all full-time employees who have completed one year of service, subject to a minimum number of hours of service with the Bank. Contributions to the profit sharing plan by the Bank are allocated among eligible participants in the proportion that each participant's "points" for the calendar year bear to the total "points" awarded for the calendar year. Participants are awarded one point for each full calendar year of employment and one point for each $100 of compensation paid such participant during that year. Voluntary contributions may be made and invested in a separate "Voluntary Account" in which the participant is always fully vested. Participants become fully-vested with non-contributory allocations upon: reaching the age of 65, disability, death, or 7 years of service as defined by the plan. If employment is otherwise terminated, partial vesting will be accorded depending upon the participant's years of service. Retirement and death benefits may be distributed in a cash lump sum or a series of equal installments, payable at least annually, over a period selected by the Profit Sharing Plan Committee. The amounts contributed to the profit sharing plan by the Bank in 1996, 1995, and 1994 were $658,000, $639,000, and $641,000 respectively.

The Corporation has an Employee Stock Ownership Plan (ESOP) for employees of its wholly-owned subsidiary, and executive officers are members of the plan. Contributions to the ESOP are allocated among eligible participants in the proportion that each participant's gross compensation bears to total compensation of all participants. Contributions to the plan for 1996, 1995, and 1994 were $52,000, $46,000, and $33,900 respectively.

The Corporation has an incentive stock plan for senior management of the Corporation. Annual contributions are made based on performance factors established by the board of directors. The Corporation has accrued a liability of $849,000 as of December 31, 1996 representing its obligation under the plan. Expenses of the plan amounted to $371,000, $155,000, and $115,000 for the years ended December 31, 1996, 1995 and 1994 and were paid by the Bank.

The following table sets forth the amount of profit sharing benefits set aside or accrued by the Bank, directly or indirectly, under the Profit Sharing Plan for the year ended December 31, 1996 for all executive officers of the Bank.
                         Amount Set Aside
                          or Accrued for             Cumulative
     Name of              the Year Ended              Accrued
   Individual             December 31, 1995           Benefit
------------------------------------------------------------------------
George W. Hamlin, IV          $22,334                  $678,204

The following table sets forth the amount of ESOP benefits set aside or accrued by the Bank, directly or indirectly, under the ESOP for the year ended December 31, 1995 for all executive officers of the Bank.
                         Amount Set Aside
                          or Accrued for             Cumulative
     Name of              the Year Ended              Accrued
   Individual             December 31, 1995           Benefit
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

(e)     Long-Term Incentive Plan Awards Table

NONE

(f)     Defined Benefit or Actuarial Plan Disclosure

NONE

<PAGE

(g)  Compensation of Directors

For the years 1996, 1995, and 1994 no compensation was paid to members of the Board of Directors of Canandaigua National Corporation. For the years of 1996, 1995, and 1994 members of the Board of Directors of The Canandaigua National Bank and Trust Company were compensated at the rate of $300 per meeting.

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

(d)  Transactions with Promoters

     Not applicable

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) 1.  Financial Statements

The following consolidated financial statements of Canandaigua National Corporation and subsidiary have been incorporated by reference in Item 8 on
Page 26:                                                             Pages*
Independent Auditors' Report                                             8
Consolidated Balance Sheets As of December 31, 1996 and 1995             9
Consolidated Statements of Income For Each of the Years in the 3-Year
      Period ended December 31, 1996                                    10
Consolidated Statements of Changes In Stockholders' Equity for Each
      of the Years in the 3-Year Period ended December 31, 1996         11
Consolidated Statements of Cash Flows For Each of the Years in the
      3-Year Period ended December 31, 1996  ...........................12
Notes to Consolidated Financial Statements.........................  13-29
* 1996 Annual Report to Stockholders

(a) 2.  Financial Statement Schedules

Schedules are omitted since the required information is either not applicable, not deemed material, or is shown elsewhere in the financial statements or notes thereto.

(a) 3.  Exhibits Table

(11) The information required by Item 601(a)(3)(11) of Regulation S-K is set forth on page 7 and 13 of the 1996 Annual Report to the Stockholders and is incorporated herein by reference.

(13) A copy of the 1996 Annual Report to Stockholders is attached hereto as Exhibit A.

(19) A copy of the definitive proxy statement mailed to Stockholders is attached hereto as Exhibit B.

(22)The Canandaigua National Bank and Trust Company is wholly owned by the Registrant. The Bank is incorporated under the laws of The United States of America. Registrant also owns all outstanding stock in Greater Funding of New York, Inc. a New York State licensed mortgage company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 CANANDAIGUA NATIONAL CORPORATION

By:
George W. Hamlin, IV
President

Date:      3/31/97

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                      Date

                               President/Director
George W. Hamlin, IV

                               Secretary/Director
Robert G. Sheridan

                               Treasurer
Gregory S. MacKay

                                   Director
Patricia Boland

                                   Director
Frank H. Hamlin

                                   Director
Stephen D. Hamlin

                                   Director
Paul R. Kellogg

                                   Director
Eldred M. Sale

                                   Director
Caroline C. Shipley

                                   Director
Alan J. Stone

                                   Director
David Hamlin, Jr.

                                   Director
Daniel P. Fuller