Form 10-Q
period 1997-03-31
CANANDAIGUA NATIONAL CORP
filed 1997-06-20
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       March 31, 1997

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

     On March 31, 1997 there were 162,208 shares of the registrant's common stock outstanding.

                   PART I  FINANCIAL INFORMATION
           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                                      Mar 31,         December 31,
                                       1997              1996
                                     _________          _________

ASSETS
Current Assets
  Cash and due from banks              $17,801            $19,173
  Securities:
    Held to Maturity -
      U.S. Government                   29,864             30,671
      State & municipal obligations     31,258             30,320
      Other securities                   8,682              8,691
                                       _______            _______
                                        69,804             69,682
    Available-for-sale                     325                325
                                       _______            _______
Total securities                        70,129             70,007
                                       _______            _______
Loans:
  Commercial, financial & agricultural  26,282             27,503
  Residential mortgage                 102,869            101,349
  Commercial mortgage                   66,014             62,513
  Consumer                              60,531             54,709
  Other loans                           11,614             10,766
  Loans held for sale                      713                671
                                       _______            _______
     Total loans                       268,023            257,511
     Less:  Allowance for loan losses   -2,815             -2,675
                                       _______            _______
Loans - Net                            265,208            254,836
                                       _______            _______
Premises and equipment - Net             9,454              9,214
Accrued interest receivable              2,380              2,003
FHLB and Federal Reserve stock           2,756              1,764
Other assets                             4,289              3,626
                                       _______            _______
    TOTAL ASSETS                      $372,572           $360,623
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 55,102           $ 57,287
  Interest bearing                     257,345            250,679
                                       _______            _______
     Total Deposits                    312,447            307,966

Borrowing from FHLB                     18,552             11,590
Accrued interest payable and
   other liabilities                     2,355              1,948
                                       _______            _______
     TOTAL LIABILITIES                 333,354            321,504
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued:  162,208 shares in 1997
    and 162,208 in 1996                  8,110              8,110
  Capital Surplus                        8,489              8,489
  Retained Earnings                     22,871             22,616
  Treasury Stock at cost (550 shares)     (330)              (174)
  Net unrealized holding gains on
    available-for-sale securities           78                 78
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          39,218             39,119
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $372,572           $317,209
                                       =======            =======
Fair Value of Securities               $69,596            $69,770


See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                                               Three months ended
                                                     March 31
                                                   (unaudited)
                                                _________________
                                                  1997       1996
                                                ______     ______
Interest Income:
  Loans, including fees                        $ 6,100    $ 5,029
  Federal funds sold and others                      4        177
  Investment securities                            999      1,034
                                               _______    _______
    Total Interest Income                        7,103      6,240

Interest Expense - Deposits                      2,464      2,123
                                               _______    _______
  Net interest income                            4,639      4,117
Provision for loan losses                          333        235
                                               _______    _______
  Net interest income after
  provision for loan losses                      4,306      3,882
                                               _______    _______
Other Income:
  Service charges on
  deposit accounts                                 399        387
 Trust Department income                           382        346
 Gains on sale of
   Investment securities                             0          0
 Other operating income                            313        321
                                               _______    _______
        Total other income                       1,094      1,054
                                               _______    _______

Other Expenses:
Salaries & employee benefits                     2,278      2,004
Occupancy                                          547        498
Stationery, supplies & postage                     167        114
Other fees                                          52        166
Other operating expenses                           763        749
                                               _______    _______
  Total other expenses                           3,807      3,531
                                               _______    _______
Income before income taxes                       1,593      1,405
Provisions for income taxes                        570        436
                                               _______    _______
              NET INCOME                        $1,023     $  969
                                               _______    _______
Per Share:

NET INCOME                                      $ 6.33     $ 6.01
                                               _______    _______
DIVIDENDS DECLARED                               $4.75      $4.25
                                               _______    _______

See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED THREE MONTHS ENDED MARCH 31


                                           (Dollars in thousands)
                                               1997           1996

Cash Flow From Operating Activities:
Net Income                                  $ 1,023        $   969
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                   348            279
 Provision for loan losses                      333            235
 Increase (decrease) in taxes payable           205            (54)
 (Increase) decrease in interest receivable    (377)          (242)
 Increase (decrease) in interest payable         -             (85)
 (Increase) decrease in other assets           (438)          (281)
 Increase (decrease) in other liabilities       (46)           145
 Accretion/amortization                         (27)           (46)
                                            _______        _______
     Total Adjustments                          ( 2)           (49)
                                            _______        _______
     Net cash from operating activities       1,021            920
                                            _______        _______

Cash flows from investing activities:
 Proceeds from maturities of Investments      9,442          9,396
 Investment purchases                        (9,514)       (10,328)
 New loans-net of principle payments        (10,705)        (2,719)
 Fixed asset purchases, net                    (588)          (333)
 (Increase) decrease in other real estate        -             (39)
 Purchase of FRB & FHLB Stock                  (992)
 Investment in subisidiary                     (555)
                                            _______        _______
   Net cash provided (used)
   by investing activities                  (12,912)        (4,023)
                                            _______        _______
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                     4,702         17,215
 Proceeds from issuance of certificates of
  deposit net of matured certificates          (221)        (4,455)
 Dividends paid                                (768)          (685)
 Borrowing from FHLB                          6,962             (5)
 Purchase of Treasury Stock                     156
                                            _______        _______
  Net cash used by financing activities      10,519         12,070
  Net increase (decrease) in cash &
    cash equivalents                         (1,372)         8,967
Cash & cash equivalents - beginning of
  period                                     19,173         23,458
                                            _______        _______
Cash & cash equivalents-end of period      $ 17,801       $ 32,425
                                            =======        =======

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $2,464         $2,038

    Income Taxes                             $  365         $  345

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     March 31, 1996

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1996.

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           March 31, 1997

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the three months ended March 31, 1997, net cash from Operating activities was $1,021,000 as compared to $920,000 for the same period in 1996. The increase of $101,000 was caused by an increases in Other assets, Net income and taxes payable of $157,000, $54,000 and $259,000, respectively.

     Cash flows from investing activities was ($12,912,000) versus ($4,023,000) for the three months ended March 31, 1997 and 1996, respectively. The loan portfolio increased by $10,705,000 for the first three months of 1997 as compared to an increase of $2,719,000 for the same period in 1996. The investment portfolio had a net increase of $72,000 for the first three months of 1997 as compared to a net increase of $932,000 for the first three months of 1996.

     Cash flows from financial activities was $10,519,000 in 1997 versus $12,070,000) in 1996. Major components contributing to this change are a net increase of $4,702,000 in demand deposits, savings and short-term borrowings and increase borrowing from FHLB of $6,962,000. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review

                          GAP ANALYSIS
Comment:

As of March 31, 1997, our three month gap was ($114,223,000) or .50.
While the monetary amount has grown by $13 million, the gap percentage of
 .50 is unchanged. Interest earning assets in the first three months grew to $104 million from $99.5 million, while interest bearing liabilities rose to $218 million from $201 million. The primary liability change was in FHLB borrowings, which continue to increase as our indirect portfolio loans grow.

The 4-12 month gap is $4.9 million, or .84, a slight decrease from February. In this bucket, assets grew $2 million, while liabilities fell $1 million. The overall 1 year gap is $119,174 million, or .52. The dollar gap continues to grow with our loan commitments. We will have to consider longer term funding plans for the indirect portfolio if the gap continues to widen.

Forecast:

     Interest rates have moved slightly upward since our last review.
While inflation has not emerged as a major concern, advances in GDP have raised some concern. The recent tightening by the Fed increased both our short term asset and liability rates, and we continue to monitor our spread for signs of weakness. These recent increases have been managed so that our spreads continue to be strong. As in our last report, we will continue to actively seek longer term liabilities to mor properly balance our position.

                  Interest Rate Sensitivity Gaps
                       As of March 31, 1997
                      (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 97,004   2,416  123,616  52,440

Investment portfolio             7,078  23,286   32,008  10,383
                               _______  ______  _______  ______
Interest-earning assets        104,082  25,702  155,624  62,823
                               _______  ______  _______  ______

Certificate of deposits         52,725  30,653   27,083

Savings                         63,401

Royal blue money market         21,026

Now & Super Now                 36,294

Money Market                    27,259

Borrowing from FHLB             17,600
                               _______  ______   ______  ______
Interest-bearing liabilities   218,305  30,653   27,083       0
                               _______  ______   ______  ______
Interest sensitivity gap      (114,223) (4,951) 128,541  62,823
                               _______  ______   ______  ______

RSA/RSL                           0.48     .84     5.75
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at March 31, 1997, under current requirements:

                                        March 31, 1997
                                    (dollars in thousands)
Tier 1 Capital                            $ 38,865
Tier 2 Capital                            $  2,815
Total Qualifying Capital                  $ 41,680
Total Risk Adjusted Total Assets          $261,432
Tier 1 Risk Based Capital Ratio             14.87%
Total Risk Based Capital Ratio              15.94%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)             10.44%

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1997 was $4.75 versus $4.25 for the same period in 1996.

V.  Results of Operations

     As of March 31, 1997, total assets of the Corporation were $372.6 million, up from $360.6 million at year end 1996.
Securities had a minute increased of $.1 million to $69.8 million. Net loans increased $10.4 million to $265.2 million, other assets rose $.7 million to $4.3 million, and cash and due from banks decreased $1.4 million to $17.8 million. Loans to consumers through our indirect portfolio was the main factor contributing to asset growth.

     Total deposits for this period were up $4.5 million and borrowings from FHLB were up $7.0 million to $18.6 million. Other liabilities grew by $4.1 million to $2.4 million.

     For the first three months ending March 31, 1997, the Corporation had $334.9 million average interest earning assets, up $26.8 million from December 31, 1996. Average interest bearing liabilities at March 31, 1997 were $268.2 million, up $23.4 million from the December 31, 1996 amount of $244.8 million. Net interest income for the first three months of 1997 was $4.3 million, up from $3.9 million for the same period in 1996.
Interest income was $7.1 million, up $.9 million from the year earlier $6.2 million. Annualized interest income on average earning assets was 8.48% for the first three months of 1997, versus 8.35% for the first three months of 1996. Annualized interest expense for the first three months of 1997 was 3.67%, versus 3.57% for the first three months of 1996. Therefore, net interest spread for the first three months of 1997 was 4.81%, versus 4.78% for the same period in 1996. Management is pleased that spreads have marginally increased.

     Total other income remained the same at $1.1 million for the First three months ending March 31, 1997. There were no substantial or significant changes in any categories.

     Due to good spread management, management is pleased to announce that net income before taxes for the first three months of 1997 was $1.6 million, up 14.3% from the year earlier figure of $1.4 million. Annualized return on average assets for the first three months of 1997 was 1.14%, down slightly from the year earlier 1.19%.

     Management is quite pleased with the results of the Corporation. It will continue to strive for cost containment, while expanding its market area towards Rochester, New York, and solid interest margins as a means to strong results.

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

                       NON-PERFORMING ASSETS
                           in thousands
                                             3/31/97     3/31/96
                                             _______     _______

Commercial, Financial & Agricultural         $ 1,579     $ 1,602

Real Estate-Commercial                         4,812       6,992

Real Estate-Residential                          988       1,980

Consumer                                          74           0

Total Non-Performing Loans                     7,453      10,574
                                             _______     _______
Other Real Estate Owned-
Commercial                                       852       1,819
Residential                                      275         344
                                             _______     _______
Total Other Real Estate Owned                  1,127       2,163
                                             _______     _______
Total Non-Performing Assets                  $ 8,580     $12,737

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $    0          38

Real Estate-Commercial                             0           0

Real Estate-Residential                            0          68

Consumer                                          10          15
                                              ______       _____
Total Past Due - 90 Days or More              $   10         121
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-March 31, 1997 and December 31, 1996.

     Condensed consolidated statements of income-three months ended March 31, 1997 and 1996.

     Condensed consolidated statements of cash flows-three months ended March 31, 1997, and 1996.

     Notes to condensed consolidated financial statements-
     March 31, 1997.

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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings - None

Item 2.  Changes in securities

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders
(a) The annual meeting of stockholders of Registrant was held on March 12, 1997

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

                          CANANDAIGUA NATIONAL CORPORATION
                          (Registrant)


May 14, 1997                 George W. Hamlin, IV
Date                              George W. Hamlin, IV
                                  President


May 14, 1997                 Gregory S. MacKay
Date                              Gregory S. MacKay
                                  Treasurer