Form 10-Q
period 1997-06-30
CANANDAIGUA NATIONAL CORP
filed 1997-08-18
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1997

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

     On June 30, 1997 there were 161,009 shares of the registrant's common stock outstanding.

                   PART I  FINANCIAL INFORMATION
           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                                      June 30,       December 31,
                                       1997              1996
                                ______________      _____________

ASSETS
Current Assets
  Cash and due from banks              $18,764            $19,173
  Securities:
    Held to Maturity -
      U.S. Government                   31,164             30,671
      State & municipal obligations     31,547             30,320
      Other securities                   8,423              8,691
                                       _______            _______
                                        71,134             69,682
    Available-for-sale                     383                325
                                       _______            _______
Total securities                        71,517             70,007
                                       _______            _______
Loans:
  Commercial, financial & agricultural  30,093             27,503
  Residential mortgage                 103,951            101,349
  Commercial mortgage                   63,782             62,513
  Consumer                              71,241             54,709
  Other loans                           12,573             10,766
  Loans held for sale                    2,019                671
                                       _______            _______
     Total loans                       283,659            257,511
     Less:  Allowance for loan losses   -2,950             -2,675
                                       _______            _______
Loans - Net                            280,709            254,836
                                       _______            _______
Premises and equipment - Net             9,931              9,214
Accrued interest receivable              2,281              2,003
FHLB and Federal Reserve stock           2,756              1,764
Other assets                             7,328              3,626
                                       _______            _______
    TOTAL ASSETS                      $393,286           $360,623
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 65,417           $ 57,287
  Interest bearing                     250,694            250,679
                                       _______            _______
     Total Deposits                    316,111            307,966

Borrowing from FHLB                     34,378             11,590
Accrued interest payable and
   other liabilities                     2,343              1,948
                                       _______            _______
     TOTAL LIABILITIES                 352,832            321,504
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued: 162,208 shares in 1997
    & 162,208 in 1996                    8,110              8,110
  Capital Surplus                        8,489              8,489
  Retained Earnings                     24,126             22,616
  Treasury stock at cost (1199 shares)    -384               -174
  Net unrealized holding gains on
    available-for-sale securities          113                 78
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          40,454             39,119
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $393,454           $360,623
                                       =======            =======
Market Value of Securities             $74,320            $74,749


See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                             Three months ended  Six months ended
                                   June 30           June 30
                                 (unaudited)       (unaudited)
                            __________________  _________________
                              1997       1996     1997       1996
                            ______     ______   ______     ______
Interest Income:
  Loans, including fees     $6,174     $4,891  $12,274    $ 9,920
  Federal funds sold             1        108        1        285
  Investment securities      1,016      1,032    2,019      2,066
                           _______    _______  _______    _______
    Total Interest Income    7,191      6,031   14,294     12,271
                           _______    _______  _______    _______
Interest Expense -Deposits   2,455      2,079    4,737      4,202
                  Borrowings   289        -        471        -
                           _______    _______  _______    _______
  Total Interest expense     2,744      2,079    5,208      4,202
                           _______    _______  _______    _______
  Net interest income        4,447      3,952    9,086      8,069
Provision for loan losses      132        327      465        562
                           _______    _______  _______    _______
  Net interest income after
  provision for loan losses  4,315      3,625    8,621      7,507
                           _______    _______  _______    _______
Other Income:
  Service charges on
  deposit accounts             408        413      807        800
 Trust Department income       450        304      832        650
 Other operating income        378        413      691        734
                           _______    _______  _______    _______
        Total other income   1,236      1,130    2,330      2,184
                           _______    _______  _______    _______

Other Expenses:
Salaries & employee benefits 2,070      1,779    4,348      3,783
Occupancy                      573        648    1,120      1,146
Stationery, supplies & postage 134        179      301        293
Other operating expenses     1,232      1,285    2,047      2,200
                           _______    _______  _______    _______
  Total other expenses       4,009      3,891    7,816      7,422
                           _______    _______  _______    _______
Income before income taxes   1,542        864    3,135      2,269
Provisions for income taxes    287        231      857        667
                           _______    _______  _______    _______
              NET INCOME    $1,255     $  633   $2,278     $1,602
                           _______    _______  _______    _______
Per Share:

NET INCOME                   $7.78      $3.92   $14.12      $9.92
                           _______    _______  _______    _______
DIVIDENDS DECLARED           $0.00      $0.00    $4.75      $4.25
                           _______    _______  _______    _______

See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED SIX MONTHS ENDED JUNE 30


                                           (Dollars in thousands)
                                               1997           1996

Cash Flow From Operating Activities:
Net Income                                  $ 2,278        $ 1,602
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                   704            573
 Provision for loan losses                      469            562
 Increase (decrease) in taxes payable           384           (275)
 (Increase) decrease in interest receivable    (278)           (92)
 Increase (decrease) in interest payable         21            (68)
 (Increase) decrease in other assets         (1,221)        (1,266)
 Increase (decrease) in other liabilities       (10)           775
 Accretion/amortization                         (70)           (88)
                                            _______        _______
     Total Adjustments                            1            121
                                            _______        _______
     Net cash from operating activities       2,277          1,723
                                            _______        _______

Cash flows from investing activities:
 Purchase of FHLB and FRB stock              (1,198)
 Proceeds from maturities of Investments     17,982         15,659
 Investment purchases                       (18,887)       (20,045)
 New loans-net of principle payments        (26,342)       (18,425)
 Investment in subsidiary                      (555)
 Fixed asset purchases, net                  (1,421)          (908)
 (Increase) decrease in other real estate    (2,220)           (38)
                                            _______        _______
   Net cash provided (used)
   by investing activities                  (32,641)       (23,757)
                                            _______        _______
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                    13,679          9,195
 Proceeds from the sale of common stock          -             339
 Proceeds from issuance of certificates of
  deposit net of matured certificates        (5,534)         5,793
 Dividends paid                                (768)          (685)
 Borrowing from FHLB                         22,788            (11)
 Purchase of treasury stock                    (210)
                                            _______        _______
  Net cash used by financing activities      29,955         14,631
  Net increase (decrease) in cash &
    cash equivalents                            409         (7,403)
Cash & cash equivalents - beginning of
  period                                     19,173         23,458
                                            _______        _______
Cash & cash equivalents-end of period      $ 18,764       $ 16,055
                                            =======        =======

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $5,229         $4,232

    Income Taxes                             $  581         $  798

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     June 30, 1997

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1996.

On June 28, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets an extinguishment of liabilities based on consistent application of a finincial-componets approach that focuses on control. The Company adopted SFAS No. 125 on January 1, 1997 and there was no material impact on the Company's financial statements.

The FASB issued SFAS No. 128 Earnings per Share in February 1997 effective for periods ending after December 15, 1997, SFAS No. 128 was issued to simplify the computation of Earnings Per Share (EPS) and to make the U.S. standard more compatible with the EPS standards of other countries. Prior period EPS will be restated after the effective date of this statement.
The adoption of SFAS No. 128 should have no effect on earnings per share as the Company does not have a complex capital structure.

In June 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. Adoption of SFAS No. 129 is not expected to have an impact on the financial condition or results of operations of the Company.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 131 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. Comprhensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other related information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           June 30, 1997

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the six months ended June 30, 1997, net cash from Operating activities was $2,277,000 as compared to $1,723,000 for the same period in 1996. The increase of $554,000 was due to the increase in net income.

     Cash flows from investing activities was ($32,641,000) versus ($23,757,000) for the six months ended June 30, 1996. The loan portfolio increased by $26,342,000 for the first six months of 1997 as compared to $18,425,000 for the same period in 1996. The investment portfolio had a net increase of $2,103,000 for the first six months of 1997 as compared to an increase of $4,386,000 for the first six months of 1996.

     Cash flows from financial activities increased to $29,955,000 versus $14,631,000 in 1996. Major components contributing to this change are a net increase in demand deposits of $4,484,000 and increase borrowing from FHLB of $22,788,000 to fund the Company's growing loan porfolio. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review

                          GAP ANALYSIS
Comment:

    As of June 30, 1997, our 3 month gap was ($120,246,000) or .46. This gap has increased from March 31 by $6 million, while the ratio is down to
 .46 from .48. Interest earning assets declined by $4 million, while interest-bearing liabilities rose $2 million. Our FHLB borrowings grew to $33 million from $17 million as $15 million of various deposit products were removed from the 0-3 month bracket.

    Four to twelve month gap is .53 down from .84 in march or in monthly terms, the gap moved from($4,950,000) in march to ($17,312,000) in June. Interest earning assets in this bucket rose $6 million, while interest-bearing liabilities rose $7 million. The overall one-year gap is ($137,558,000) or .47. We will begin to review the process of engaging longer-term borrowing to fund our indirect portfolio. We will continue to market and advertise longer-term Certificate of Deposit products. We will closely monitor short-term interest rate changes.

Forecast:

    Interest rates have dropped again as most second quarter financing was done again in the equity markets. Combined with strong economic data and relatively mild and positive comments from Chairman Greenspan, the fixed income markets continue to rise. The lack of quality paper has begun to bring borrowers to the marketplace. We will investigate again the cost of longer-term debt or Certificate of Deposit funding from various sources outside our natural marketplace.

                  Interest Rate Sensitivity Gaps
                       As of June 30, 1997
                      (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 88,892   2,450  138,627  53,689

Investment portfolio            11,610  17,386   32,887  12,195
                               _______  ______  _______  ______
Interest-earning assets        100,502  19,836  171,514  65,884
                               _______  ______  _______  ______

Certificate of deposits         43,345  37,148   25,653

Savings                         65,558

Royal blue money market         19,106

Now & Super Now                 35,044

Money Market                    24,295

Borrowing from FHLB             33,400
                               _______  ______   ______  ______
Interest-bearing liabilities   220,748  37,148   25,653       0
                               _______  ______   ______  ______
Interest sensitivity gap      (120,246)(17,312) 145,861  65,884
                               _______  ______   ______  ______

RSA/RSL                           0.46    0.53     6.69
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at June 30, 1997, under current requirements:

                                          June 30, 1997
                                          (dollars in thousands)
Tier 1 Capital                            $ 40,077
Tier 2 Capital                            $  2,950
Total Qualifying Capital                  $ 43,027
Total Risk Adjusted Total Assets          $280,994
Tier 1 Risk Based Capital Ratio             14.26%
Total Risk Based Capital Ratio              15.11%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)             10.67%

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1997 was $4.75 versus $4.25 for the same period in 1996.

V.  Results of Operations

     As of June 30, 1997, total assets of the Corporation were $393.3 million, up from $360.6 million at year end 1996.
Securities increased $1.5 million to $71.5 million, net loans increased $25.9 million to $280.7 million, other assets rose $3.7 million to $7.3 million, and cash and due from banks decreased $.4 million to $18.8 million. Loans were the contributing factor to the asset growth as the Company has concentrated its efforts to increase the indirect portfolio through the Rochester, NY market.

     Total deposits for this period were up $8.1 million while other liabilities increased slightly to $2.3 million. Borrowings from FHLB were $34.4 as of June 30, 1997, an increase of $22.8 million. The borrowings were used to fund the loan portfolio.

     For the first six months ending June 30, 1997, the Corporation had $340.4 million average interest earning assets, up $32.3 million from December 31, 1996. Average interest bearing liabilities at June 30, 1997 were $275.1 million, up $30.3 million from the December 31, 1996 amount of $244.8 million. Net interest income for the first six months of 1997 was $8.6 million, up from $7.5 million for the same period in 1996.
Interest income  was $14.3 million, up from $12.3 million.
Annualized interest income on average earning assets was 8.40% for the first six months of 1997, versus 8.24% for the first six months of 1996. Annualized interest expense for the first six months of 1997 was 3.79%, versus 3.55% for the first six months of 1996. Therefore, net interest spread for the first six months of 1997 was 4.61%, versus 4.69% for the same period in 1996.

     Total other income increased to $2.3 million for the first six months ending June 30, 1997, up $.1 million from the year earlier period. There were no substantial or significant changes in any categories.

     Net income before taxes for the first six months of 1997 was $3.1 million, up 38.2% from the year earlier figure of $2.3 million. Annualized return on average assets for the first six months of 1997 was 1.24%, down from the year earlier .98%.

VI.  Non-Performing & Past Due Loans

     Other real estate owned consists of ten parcels of property;
two residences for $202,000 and eight commercial properties for $2,913,000. All properties have been recently reappraised at values higher than the loan balances.

    Consumer loans totaling $48,000 were past due 90 days for June 30, 1997 and $22,000 for June 30, 1996.

                       NON-PERFORMING ASSETS
                           in thousands
                                             6/30/97     6/30/96
                                             _______     _______

Commercial, Financial & Agricultural         $ 1,672     $ 1,413

Real Estate-Commercial                         2,645       7,818

Real Estate-Residential                          574       1,433

Consumer                                          73           0
                                             _______     _______
Total Non-Performing Loans                     4,964      10,664
                                             _______     _______
Other Real Estate Owned-
Commercial                                     2,913       1,679
Residential                                      202         483
                                             _______     _______
Total Other Real Estate Owned                  3,115       2,162
                                             _______     _______
Total Non-Performing Assets                  $ 8,079     $12,826

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $    0           0

Real Estate-Commercial                             0           0

Real Estate-Residential                            0           0

Consumer                                          48          22
                                              ______       _____
Total Past Due - 90 Days or More              $   48          22
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-June 30, 1997 and December 31, 1996.

     Condensed consolidated statements of income-six months ended June 30, 1997 and 1996.

     Condensed consolidated statements of cash flows-six months ended June 30, 1997, and 1996.

     Notes to condensed consolidated financial statements-
     June 30, 1997.

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

                          CANANDAIGUA NATIONAL CORPORATION
                          (Registrant)


August 14, 1997                   George W. Hamlin, IV
Date                              George W. Hamlin, IV
                                  President


August 14, 1997                   Gregory S. MacKay
Date                              Gregory S. MacKay
                                  Treasurer