Form 10-Q
period 1997-09-30
CANANDAIGUA NATIONAL CORP
filed 1997-11-19
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.   20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended       September 30, 1997

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

     On September 30, 1997 there were 161,009 shares of the registrant's common stock outstanding.

                   PART I  FINANCIAL INFORMATION
           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share amounts)

                                  September 30,       December 31,
                                       1997              1996
                                ______________      _____________

ASSETS
Current Assets
  Cash and due from banks              $26,167            $19,173
  Securities:
    Held to Maturity -
      U.S. Government                   31,574             30,671
      State & municipal obligations     31,813             30,320
      Other securities                   6,702              8,691
                                       _______            _______
                                        70,089             69,682
    Available-for-sale                     383                325
                                       _______            _______
Total securities                        70,472             70,007
                                       _______            _______
Loans:
  Commercial, financial & agricultural  33,139             27,503
  Residential mortgage                  95,077            101,349
  Commercial mortgage                   71,215             62,513
  Consumer                              79,662             54,709
  Other loans                           11,626             10,766
  Loans held for sale                    1,507                671
                                       _______            _______
     Total loans                       292,226            257,511
     Less:  Allowance for loan losses   -3,040             -2,675
                                       _______            _______
Loans - Net                            289,186            254,836
                                       _______            _______
Premises and equipment - Net            10,610              9,214
Accrued interest receivable              2,059              2,003
FHLB and Federal Reserve stock           2,756              1,764
Other assets                             7,048              3,626
                                       _______            _______
    TOTAL ASSETS                      $408,298           $360,623
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 65,717           $ 57,287
  Interest bearing                     266,956            250,679
                                       _______            _______
     Total Deposits                    332,673            307,966

Borrowing from FHLB                     32,982             11,590
Accrued interest payable and
   other liabilities                     2,071              1,948
                                       _______            _______
     TOTAL LIABILITIES                 367,726            321,504
                                       _______            _______
Stockholders' Equity:
  Common Stock-par value $50
  Authorized, 240,000 shares
    Issued: 162,208 shares in 1997
    & 162,208 in 1996                    8,110              8,110
  Capital Surplus                        8,487              8,489
  Retained Earnings                     24,350             22,616
  Treasury stock at cost (1199 shares)    -488               -174
  Net unrealized holding gains on
    available-for-sale securities          113                 78
                                       _______            _______
    TOTAL STOCKHOLDERS' EQUITY          40,572             39,119
                                       _______            _______
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $408,298           $360,623
                                       =======            =======
Market Value of Securities             $73,521            $74,749


See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in thousands, except per share amounts)

                             Three months ended  Nine months ended
                                 September 30      September 30
                                 (unaudited)       (unaudited)
                            __________________  _________________
                              1997       1996     1997       1996
                            ______     ______   ______     ______
Interest Income:
  Loans, including fees     $6,459     $5,417  $18,733    $15,337
  Federal funds sold/other      12         61       13        346
  Investment securities        913      1,006    2,932      3,072
                           _______    _______  _______    _______
    Total Interest Income    7,384      6,484   21,678     18,755
                           _______    _______  _______    _______
Interest Expense -Deposits   2,387      2,214    7,124      6,416
                  Borrowings   448        -        919        -
                           _______    _______  _______    _______
  Total Interest expense     2,835      2,214    8,043      6,416
                           _______    _______  _______    _______
  Net interest income        4,549      4,270   13,635     12,339
Provision for loan losses      260        530      725      1,092
                           _______    _______  _______    _______
  Net interest income after
  provision for loan losses  4,289      3,740   12,910     11,247
                           _______    _______  _______    _______
Other Income:
  Service charges on
  deposit accounts             547        421    1,354      1,221
 Trust Department income       404        340    1,236        990
 Loss on call of securities               -24                 -24
 Other operating income        301        439      992      1,173
                           _______    _______  _______    _______
        Total other income   1,252      1,176    3,582      3,360
                           _______    _______  _______    _______

Other Expenses:
Salaries & employee benefits 2,346      2,260    6,694      6,043
Occupancy                      649        554    1,769      1,700
Stationery, supplies & postage 131        159      432        452
Other operating expenses     1,188        961    3,235      3,161
                           _______    _______  _______    _______
  Total other expenses       4,314      3,934   12,130     11,356
                           _______    _______  _______    _______
Income before income taxes   1,227        982    4,362      3,251
Provisions for income taxes    160        289    1,017        956
                           _______    _______  _______    _______
              NET INCOME    $1,067     $  693   $3,345     $2,295
                           _______    _______  _______    _______
Per Share:

NET INCOME                   $6.62      $4.29   $20.77     $14.21
                           _______    _______  _______    _______
DIVIDENDS DECLARED           $4.75      $4.50    $5.25      $8.75
                           _______    _______  _______    _______

See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              UNAUDITED NINE MONTHS ENDED SEPTEMBER 30


                                           (Dollars in thousands)
                                               1997           1996

Cash Flow From Operating Activities:
Net Income                                  $ 3,345        $ 2,295
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                 1,147            884
 Provision for loan losses                      729          1,092
 Increase (decrease) in taxes payable            46           (275)
 (Increase) decrease in interest receivable     (56)          (179)
 Increase (decrease) in interest payable        (35)            14
 (Increase) decrease in other assets         (1,287)          (418)
 Increase (decrease) in other liabilities         4            413
 Accretion/amortization                        (104)          (137)
                                            _______        _______
     Total Adjustments                          442          1,394
                                            _______        _______
     Net cash from operating activities       3,787          3,689
                                            _______        _______

Cash flows from investing activities:
 Purchase of FHLB and FRB stock              (1,074)
 Proceeds from maturities of Investments     29,955         29,945
 Investment purchases                       (30,126)       (29,148)
 New loans-net of principle payments        (35,079)       (38,034)
 Investment in subsidiary                      (678)
 Fixed asset purchases, net                  (2,543)        (1,352)
 (Increase) decrease in other real estate    (1,420)          (108)
                                            _______        _______
   Net cash provided (used)
   by investing activities                  (40,965)       (38,697)
                                            _______        _______
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                    24,584         19,269
 Proceeds from the sale of common stock          -             338
 Proceeds from issuance of certificates of
  deposit net of matured certificates           123         15,147
 Dividends paid                              (1,611)        (1,415)
 Borrowing from FHLB                         21,392            (17)
 Purchase of treasury stock                    (316)
                                            _______        _______
  Net cash used by financing activities      44,172         33,322
  Net increase (decrease) in cash &
    cash equivalents                          6,994         (1,686)
Cash & cash equivalents - beginning of
  period                                     19,173         23,458
                                            _______        _______
Cash & cash equivalents-end of period      $ 26,167       $ 21,772
                                            =======        =======

Supplement of disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $8,078         $6,402

    Income Taxes                             $  581         $1,527

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     September 30, 1997

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
December 31, 1996.

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

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           September 30, 1997

I.  Liquidity

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Corporation

     For the nine months ended September 30, 1997, net cash from Operating activities was $3,787,000 as compared to $3,689,000 for the same period in 1996. The increase of $98,000 was caused by an increases in Other assets of $869,000 and a increase in Net income of $1,050,000 and an decrease in Other liabilities of $409,000.

     Cash flows from investing activities was ($40,965,000) versus ($38,697,000) for the nine months ended September 30, 1996. The loan portfolio increased by $35,079,000 for the first nine months of 1997 as compared to $38,697,000 for the same period in 1996. The investment portfolio had a net increase of $1,457,000 for the first nine months of 1997 as compared to a decrease of $797,000 for the first nine months of 1996.

     Cash flows from financial activities increased to $44,172,000 versus $33,322,000 in 1996. Major components contributing to this change are a net increase of deposits of $24,584,000 and short-term borrowings of $21,392,000. The corporation has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain asset/liability buckets.

II.  Interest Rate Sensitivity (Interest Rate Sensitivity Chart)
                    Asset / Liability Management Review

                          GAP ANALYSIS
Comment:

    As of September 30, 1997, our 3 month gap was ($155,323,000) or .35. This gap has increased from June 30 by $35 million, as loans decreased $10 milion, the investment portfolio decreased $5 million, and liabilities rose $20 million. We are now repricing almost three times as many liabilities as assets in the three-month range.

    Four to twelve month gap is ($12,649,000) or .64 down $5 million from June. Interest earning assets in this bucket rose $2.5 million, while interest-bearing liabilities fell $7 million. The overall one-year gap is ($168,000,000) or .39 up from ($137,558,000) in June. We continue to market long-term CD's and we are reviewing the sale of our CD's into the national market. On the positive side, short-term interest rates appear to be stable, and indications are that they will trend downward toward year-end.

                  Interest Rate Sensitivity Gaps
                     As of September 30, 1997
                      (Dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                                ______  ______   ______  ______
Loans                         $ 78,752   3,726  143,404  61,899

Investment portfolio             6,417  18,556   34,831  10,285
                               _______  ______  _______  ______
Interest-earning assets         85,169  22,282  178,235  72,184
                               _______  ______  _______  ______

Certificate of deposits         52,879  34,931   24,099

Savings                         68,631

Royal blue money market         26,681

Now & Super Now                 34,373

Money Market                    25,928

Borrowing from FHLB             32,000
                               _______  ______   ______  ______
Interest-bearing liabilities   240,492  34,931   24,099       0
                               _______  ______   ______  ______
Interest sensitivity gap      (155,323)(12,649) 154,136  72,184
                               _______  ______   ______  ______

RSA/RSL                           0.35    0.64     7.40
                               _______  ______  _______

III.  Capital Resources

     The table below illustrates the Corporation's regulatory capital ratio at September 30, 1997, under current requirements:

                                          September 30, 1997
                                          (dollars in thousands)
Tier 1 Capital                            $ 40,213
Tier 2 Capital                            $  3,040
Total Qualifying Capital                  $ 43,253
Total Risk Adjusted Total Assets          $290,512
Tier 1 Risk Based Capital Ratio             13.84%
Total Risk Based Capital Ratio              14.89%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)              9.85%

  The Corporation's continued positive earnings trends are evidenced by its very strong capital position.

IV.  DIVIDENDS

   The semi-annual dividend payable February 1, 1997 was $4.75 and August 1, 1996 was $5.25 versus $4.25 and $4.50 for the same period in 1996, respectively..

V.  Results of Operations

     As of September 30, 1997, total assets of the Corporation were $408.3 million, up from $360.6 million at year end 1996.
Securities increased slightly by $.4 million to $70.5 million, net loans increased $34.4 million to $289.2 million, other assets rose $3.4 million to $7.0 million, and cash and due from banks increased $7.0 million to $26.1 million. Loans were the contributing factor to the asset growth as the Company has concentrated its efforts to increase the indirect portfolio throughout the Rochester, NY market.

     Total deposits for this period were up $24.7 million and borrowings from FHLB were up $21.4 million as we look for alternative ways to fund our loan portfolio. Other liabilities remained constant during this period at $2.0 million.

     For the first nine months ending September 30, 1997, the Corporation had $345.7 million average interest earning assets, up $37.6 million from December 31, 1996. Average interest bearing liabilities at September 30, 1997 were $280.0 million, up $35.2 million from the December 31, 1996 amount of $244.8 million. Net interest income for the first nine months of 1997 was $13.6 million, up from $12.3 million for the same period in 1996.
Interest income was $21.7 million 1997 and $18.8 million for the same period in 1996.
Annualized interest income on average earning assets was 8.36% for the first nine months of 1997, versus 7.79% for the first nine months of 1996. Annualized interest expense for the first nine months of 1997 was 3.80%, versus 3.44% for the first nine months of 1996. Therefore, net interest spread for the first nine months of 1997 was 4.56%, versus 4.53% for the same period in 1996.

     Total other income increased to $3.6 million for the first nine months ending September 30, 1997, up $.2 million from the year earlier period. There were no substantial or significant changes in any categories.

     Net income before taxes for the first nine months of 1997 was $4.3 million, up 34.2% from the year earlier figure of $2.3 million. Annualized return on average assets for the first nine months of 1997 was 1.18%, up from the year earlier .89%.

VI.  Non-Performing & Past Due Loans

     Other real estate owned consists of seven parcels of property;
All seven are commercial properties for total of $2,560,000. All properties have been recently reappraised at values higher than the loan balances.

     There were commercial, agricultural and commercial real estate loans past due 90 days or more with a value of $1,477,000 for the period ending 9/30/97 as compared to loans aggregating
$188,000 for the period 9/30/96. There were residential real estate loans 90 days or more past due with a value of $384,000 for the 9/30/97 period as compared to loans for $-0- for the same period last year. Consumer loans totaling $202,000 for 9/30/97 and $24,000 for 9/30/96 were past due more than 90 days.

                       NON-PERFORMING ASSETS
                           in thousands
                                             9/30/97     9/30/96
                                             _______     _______

Commercial, Financial & Agricultural         $ 1,333     $ 2,469

Real Estate-Commercial                         2,302       7,939

Real Estate-Residential                          725       1,719

Consumer                                          85          75
                                             _______     _______
Total Non-Performing Loans                     4,445      12,202
                                             _______     _______
Other Real Estate Owned-
Commercial                                     2,560         909
Residential                                                  320
                                             _______     _______
Total Other Real Estate Owned                  2,560       1,229
                                             _______     _______
Total Non-Performing Assets                  $ 7,005     $13,431

                       PAST DUE 90 DAYS OR MORE

Commercial, Financial & Agricultural          $  264         135

Real Estate-Commercial                           627           0

Real Estate-Residential                          384          29

Consumer                                         202          24
                                              ______       _____
Total Past Due - 90 Days or More              $1,477         188
                                              ______       _____
RESTRUCTURED LOANS                            $    0       $   0
                                              ______       _____

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets-September 30, 1997 and December 31, 1996.

     Condensed consolidated statements of income-nine months ended September 30, 1997 and 1996.

     Condensed consolidated statements of cash flows-nine months ended September 30, 1997, and 1996.

     Notes to condensed consolidated financial statements-
     September 30, 1997.

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