Form 10-K
period 1997-12-31
CANANDAIGUA NATIONAL CORP
filed 1998-03-31
CIK 759458

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-K

     Annual Report Pursuant to Section 13 or Section 15(D) of
     The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1997

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1998.

     Common Stock, $50.00 par value - described on page 9 of 1997 Annual Report and incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 1998. 160,566 shares, common stock, $50.00 par value

Certain portions of the documents listed below have been incorporated by reference into the indicated Part of this Form 10-K.

(1) Portions of the Annual Report to Stockholders
    for the year ended December 31, 1997         Part I, Item 2
(2) Notice of Annual Meeting of Stockholders     Part II, Items 5 & 8
    and Proxy Statement dated February 25, 1998  Part III, Items 10-13
(3) Index of Exhibits                            Part II, Item 5
                                                  Page 31

     CANANDAIGUA NATIONAL CORPORATION
     FORM 10-K
     INDEX
                                                                  Page No.
PART I.
Item 1.  Business                                                   4-17

Item 2.  Properties                                                   18

Item 3.  Legal Proceedings                                            18

Item 4.  Submission of Matters to a Vote of
             Security Holders                                         18

PART II.
Item 5.  Market for the Registrant's Common Stock
              and Related Security Holder Matters                     19

Item 6.  Selected Financial Data                                      19

Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation          20-26

Item 7A. Management of Market Risk                                 20-26

Item 8.  Financial Statements and Supplementary Data                  26

Item 9.  Changes in Disagreements with Accountants on Accounting
          and Financial Disclosure                                    26

PART III.
Item 10. Directors and Executive Officers of
          the Registrant                                              27

Item 11. Executive Compensation                                    28-30

Item 12. Security Ownership of Certain
              Beneficial Owners and Management                        30

Item 13. Certain Relationships and Related Transactions               31

PART IV.
Item 14. Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                           32

Signatures                                                         32-33

PART I

Item 1.  Business

Canandaigua National Corporation

     The Canandaigua National Corporation, referred to as The Corporation, was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The formation of the bank holding company was consummated on May 31, 1985, through the exchange of 80,000 shares of Canandaigua National Corporation $50 par value common stock for all of the outstanding shares of The Canandaigua National Bank and Trust Company. The one-bank holding company serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Corporation acquired Greater Funding of New York, Inc. (GFNYI) d/b/a Greater Funding, the Mortgage Company during 1996 by purchasing its remaining 66.3% shares not owned by the Company. GFNYI offers mortgage products that the bank is not licensed to offer, therefore offering their customer base a larger range of products. GFNYI is engaged in underwriting and funding mortgages in western New York State. GFNYI typically resells residential mortgages to entities, which service the loans. The Corporation acquired 100% of Home Town Funding, Inc. (HTF) during 1997.
HTF functions are the same as GFNYI above. The Bank will remain the principal source of the Corporation's operating revenue and net income.

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

     As of December 31, 1997, Bank had total assets of approximately $418,942,000; total stockholders' equity of approximately $40,932,000; and total deposits of approximately $324,761,000. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation.

     Bank engages in a full service commercial and consumer banking and trust business. Bank, with its main office at 72 South Main Street, Canandaigua, New York, provides services to its customers through its network of ten branches which include drive-in facilities and customer Bank communication terminals as well as limited banking transaction through the internet. Bank's full service offices are located in Ontario County and in the town of Mendon and Village of Pittsford in Monroe County, New York.

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

Territory Served and Competition

    All phases of Bank's business are highly competitive. Bank's market area is generally Ontario County, with concentration in the Canandaigua, New York area. Bank competes with local commercial banks as well as other commercial banks with branches in Bank's market area as well as federal savings and loan associations and non-bank banks and credit unions. Bank considers its competition to be Chase Bank, N.A., Key Bank, National Bank of Geneva, Community Bank,
N.A., and WCTA Federal Credit Union located in Canandaigua, New York and Sears Financial Network Center and Fleet Bank, M & T Bank located in Rochester, New York.

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

    Bank is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits and interest rates charged on loans and service charges on deposit accounts. Bank employed 248 people as of December 31, 1997.

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

I.  Distribution of Assets, Liabilities and Stockholders' Equity;
    Interest Rates and Interest Differential

A.  Average Balance Sheet (In Thousands)
Average Assets                                    1997      1996        1995
Cash & Due from Banks                         $ 15,567  $ 15,059    $ 13,392
Securities:
    U.S. Government Securities                  31,273    32,180      32,479
    Obligations of States and
    Political Subdivisions:  Tax Exempt         31,037    28,370      28,349
                             Taxable               953       912       1,131
    Other                                       11,014    11,386      12,706
Federal Funds Sold                                  19     7,184      12,023
Loans                                          281,476   227,781     209,280
Allowance for Loan Losses                       (2,936)   (2,388)     (2,213)
Premises & Equipment - net                      11,554     8,764       8,269
Other Assets                                     5,810     5,411       5,354
                                              ________  ________     _______
     Total                                    $385,767  $334,659     320,770

Average Liabilities & Stockholders' Equity
Deposits:
     Interest Bearing Demand                  $ 34,464  $ 33,695    $ 32,989
     Non-interest Bearing Demand                59,920    50,801      46,967
     Savings                                   110,954   112,494     118,300
     Other Time                                112,661    96,965      84,746
                                               _______   _______     _______
      Total                                    317,999   293,955     283,002
Borrowing from FHLB                             26,942     1,652       1,304
Other Liabilities                                1,443     1,218         477
                                               _______   _______     _______
     Total Liabilities                         346,384   296,825     284,783
Stockholders' Equity                            39,383    37,834      35,987
                                              ________  ________    ________
     Total                                    $385,767  $334,659    $320,770

B.  Average Rates and Yields (Dollars In Thousands)

                                   1997                         1996
                                            AVERAGE                 AVERAGE
                          AVERAGE            YIELD/   AVERAGE         YIELD/
                          BALANCE   INT.     RATE     BALANCE   INT.   RATE
Interest Earning Assets:
  U.S. Gov't. Securities    31,273   1,846   5.90%  $ 32,180 $ 1,968  6.12%
  Obligations of States
    & Political
  Subdivisions-Tax Exempt   31,037   1,440   4.64%    28,370   1,332  4.70%
                  Taxable      953      66   6.93%       912      58  6.36%
Federal Funds Sold              19       1   5.26%     7,184     389  5.42%
 Loans (1)(2)              281,476  25,799   9.17%   227,781  21,046  9.24%
 Other Securities           11,014     691   6.27%    11,386     712  6.25%
                           _______  ______           _______  ______
Total Interest
     Earning Assets       $355,772 $29,843   8.39%  $307,813 $25,505  8.29%
                           _______  ______   ____    _______  ______  ____
Interest Bearing Liabilities:
  Demand Deposits           34,464 $   493   1.43%  $ 33,695 $   457  1.36%
  Savings                  110,954   3,028   2.73%   112,494   3,075  2.73%

  Other Time               112,661   6,212   5.51%    96,965   5,203  5.37%
  Advances from FHLB        26,942   1,506   5.59%     1,652      62  3.75%
                           _______  ______   ____    _______  _____
Total Interest
   Bearing Liabilities    $285,021 $11,239   3.94%  $244,806  $8,797  3.59%
                           _______  ______   ____    _______  ______  ____
Net Interest Income                $18,604                   $16,708
                                    ______                    ______
Net Spread                                   4.45%                    4.70%
                                             ____                     ____
Net Interest Income
  to Earning Assets                          5.23%                    5.43%
                                             ____                     ____

Average Rates and Yields-continued (Dollars in Thousands)

                                                          1995


AVERAGE
                                             AVERAGE
YIELD/
                                             BALANCE      INT.            RATE
Interest Earning Assets:
  U.S. Gov't. Securities                   $ 32,479    $ 1,865            5.74%
   Obligations of States
    & Political
   Subdivisions-Tax Exempt                   28,349      1,395            4.92%
                  Taxable                     1,131         64            5.66%
Federal Funds Sold                           12,023        697            5.80%
 Loans (1)(2)                               209,280     19,998            9.56%
 Other Securities                            12,706        812            6.39%
                                            _______     ______
Total Interest
     Earning Assets                        $295,968    $24,831            8.39%
                                            _______     ______            ____
Interest Bearing Liabilities:
  Demand Deposits                          $ 32,989    $   601            1.82%
  Savings                                   118,300      3,570            3.02%
   Other Time                                84,746      4,614            5.44%
   Short-term Borrowings and
    Securities Sold Under
    Agreements to
    Repurchase                                    0          0               0%
    Borrowing from FHLB                         477         11            2.31%
                                            _______     ______
Total Interest Bearing Liabilities         $236,512    $ 8,796            3.72%
                                            _______     ______            ____
Net Interest Income                                    $16,035
                                                        ______
Net Yield                                                                 4.67%
                                                                          ____
Net Interest Income to Earning Assets                                     5.42%
                                                                          ____

(1) Non-accrual loans are included in the average loan balance.
(2) Loan interest includes fees on loans of $811,885, $753,171, and $610,946 in 1997, 1996, and 1995 respectively.
(3) Yields for securities were calculated based on amortized cost of securities.

C.  Rate/Volume Analysis (Dollars In Thousands)

                               1997 vs. 1996                  1996 vs. 1995
Increase (Decrease)     Average  Average  Average     Average  Average  Average
Due to Change In:       Volume    Rate     Total      Volume    Rate     Total

Interest Income:
Loans                  $4,978  $  (298) $ 4,680       $1,725      (677)   1,048
Federal Funds Sold       (377)       0     (377)        (265)      (43)
(308)
Investment Securities:
U.S. Gov't Securities     (55)     (67)    (122)         (17)      120      103
Obligations of State
    and Political
    Subdivision-Exempt    125      (17)     108            1       (64)
(63)
              -Taxable      3        5        8          (13)        7
(6)
Other                     (32)      73       41          (42)      (58)
(100)
                        ______ _______  _______        _____      ____     ____
     Total Interest
      Income            4,642     (304)   4,338        1,389      (715)     674

Interest Expense:
Deposits:
  Interest Bearing
  Demand                    9       27       36           13      (157)
(144)
  Savings                 (42)      (5)     (47)        (170)     (325)
(495)
  Other Time              862      147    1,009          657       (68)     589
  Borrowing from FHLB   1,400       44    1,444           50         1       51
                        _____     ____    _____         ____      ____     ____
Total Interest
       Expense          2,229      213    2,442          550      (549)       1
                        _____    _____    _____          ___       ___      ___
Net Interest Income    $2,413   $ (517)  $1,896        $ 839     $(166)   $ 673

Note: Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the change in each.

I. Securities Portfolio

A.  Securities Portfolio, (at carrying value) including FHLB and FRB stock
(Dollars In Thousands)
                                                 ------December 31--------
                                                    1997        1996
1995
U.S. Government Obligations and Agencies         $31,413     $30,671
$31,955
Mortgage backed Securities                           334         325
310
Obligations of States and Political
  Subdivisions:  Exempt                           33,320      29,365
26,321
                Taxable                              953         955
839
Other Securities                                   8,479      10,455
12,495
                                                 _______     _______
_______
Total                                            $74,499     $71,771
$71,920

Securities Portfolio, including FHLB and FRB stock by Maturity with Weighted
Average Yield (Dollars In Thousands)
                                       December 31, 1997
                         Within      One Through    Six Through     Over
                        One Year     Five Years      Ten Years     Ten Years
                     Amount Yield   Amount Yield   Amount Yield   Amount Yield
U.S. Treasury
  Obligations      $16,179  5.78%   $14,234  5.98%      0  0.00%       0
0.00%
Mortgage backed
Securities               9  8.44%        34  8.37%     42  8.19%      249  8.0%
US Gov't Agencies    1,000  5.37%         0  0.0%       0  0.0%         0  0.0%
Obligations of State
  and Political
  Subdivisions
       Taxable:        266  5.60%       687  6.49%      0  0.00%        0  0.0%
        Exempt:      6,946  4.06%    16,577  4.42%  9,490  4.57%      307
5.77%
Other Securities     1,499  5.92%     3,468  6.68%      0  0.00%    3,512
6.36%
                   _______          _______        ______          ______
Total              $25,899          $35,000        $9,532          $4,068

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

A.  Types of Loans
                                            December 31,
                              1997     1996     1995     1994     1993
                                         (Dollars In Thousands)
Commercial, financial
  and agricultural        $ 37,610   27,503   28,326   32,442   30,367
Consumer
     Auto                   71,317   44,784   15,123   12,379   10,796
     Other                  15,245    9,925    9,146   14,511   12,501
Residential mortgage        94,593  101,349   86,641   83,018   78,315
Commercial mortgage         74,228   62,513   62,038   60,278   59,036
Other                       14,257   11,437    8,770    8,121    7,288
                          ________ ________ ________ ________ ________
        Total              307,250  257,511  210,044  210,749  198,303
Less: Allowance for
        loan losses          3,153    2,675    2,258    2,202    2,277
                          ________  _______  _______  _______  _______
Loans, Net                $304,097  254,836  207,786  208,547  196,026

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage and installment loans as of December 31, 1997.

                                     Remaining Maturity
                              Within    One Through    Over
                               One Year  Five Years   Five Years   Total
                                     (Dollars In Thousands)

Commercial, financial
  and agricultural               $11,091     $ 16,793    $9,725     $37,610
Loans maturing after one year:
With a predetermined interest
 rate                                                               $14,957
With a floating or adjustable rate                                  $11,561

The maturities set forth above are based upon contracted maturities. Demand loans, overdrafts and certain time loans, the principal of which will be renewed in whole or in part, are included in the "Within One Year" classification. The Company's loan policy encourages a repayment schedule to be established whenever possible.

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

The Bank extends lines of credit under which a customer may borrow for various purposes such as letters of credit. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of Management, at December 31, 1997, there are no material commitments to extend credit which represent unusual risks.

C.  Risk Elements

(1)  Non-accrual, Past Due and Restructured Loans

The risk elements in the loan portfolio are disclosed in the following schedule.
                                                December 31,
Non-Performing Assets            1997     1996    1995     1994    1993
                                             (Dollars In Thousands)
Commercial, financial &
agricultural                  $ 1,210  $ 2,285  $1,640   $2,350  $1,151

Real-estate                     1,811    8,919   9,307    8,912   4,866

Consumer loans                     53       75       0        0       0
                               ______   ______   _____    _____   _____
Total non-performing loans      3,074   11,279  10,947   11,262   6,017

Other real estate owned         2,512    1,141   2,158      723     721
                              _______  _______  ______   ______  ______

Total non-performing assets   $ 5,586  $12,420 $13,105  $11,985  $6,738

Non-performing loans to year
end loans                        1.00%    4.38%   5.21%    5.35%   3.03%

Non-performing assets to year end
loans & other real estate owned  1.82%    4.82%   6.24%    5.68%   3.40%

Item III. C. (continued)

Past Due 90 Days or More
   and accruing               1997     1996     1995     1994     1993
                                                 .
Commercial, financial &
agricultural                 $ 347     $  0   $   12   $    4   $  381

Real estate                  1,118       48      101      254      889
Consumer                       501       28       55       44       69
                              ____     ____   ______   ______   ______

Total past due 90 days
or more and accruing        $1,966     $ 76   $  168   $  302   $1,339


                              1997     1996     1995     1994     1993

Restructured Loans              $0       $0       $0       $0     $393

     The accrual of interest on commercial and real estate loans is generally discontinued when the loans become 90 days delinquent or when, in management's judgment, the collection of principal and interest is uncertain. Recognition of interest income on non-accrual loans does not resume until management considers principal and interest collectible. Installment loans are generally charged off upon becoming 120 days past due.

     Additional gross income of $636,000, $841,000, and $739,000 would have been reported during 1997, 1996, and 1995, respectively, if the loans reported above as non-accrual and restructured loans had been current in accordance with the original terms.

(2)  Potential Problem Loans

Loans which are not disclosed pursuant to Item III C. (1), but where known information about credit problems of borrowers causes Management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms which may result in disclosure in Item III C. (1) above. There were no potential problem loans as of December 31, 1997 and 1996.

IV.  Summary of Loan Loss Experience

An analysis of the Allowance for Loan Losses and statistics
relating to the relationship of the Allowance and Charge-offs to Loans is presented in the following summary.
                                               Year Ended
                                               December 31,
                               1997      1996      1995      1994      1993
                                             (Dollars In Thousands)
Total loans outstanding
  at end of year (1)       $307,250  $257,511  $210,044  $210,749  $198,303
Average loans outstanding
  during year (1)          $281,476  $227,781  $209,280  $202,622  $197,168
Allowance for loan losses:
Balance at beginning
  of year                  $  2,675   $ 2,258   $ 2,202  $  2,277  $  2,152
Charge-offs
  Commercial, financial
    and agricultural            257     1,356       810       712       481
  Installment                   430       126       191       145       245
  Real Estate Mortgage (2)       40        60       151        65       100
  Credit Cards                   68        95        77        89        69
                              _____     _____       ___       ___       ___
Total                           795     1,637     1,229     1,011       895

Recoveries:   (2)
  Commercial, financial and
    agricultural                190       216        90        82       218
  Installment                   189       253       118       143       132
  Real Estate Mortgage           19        72        20         0        53
  Credit Cards                   24        23        26        12        17
                               ____      ____      ____      ____      ____
       Total                    422       564       254       237       420
                               ____      ____      ____      ____      ____
Net charge-offs               ( 373)   (1,073)     (975)     (774)     (475)
Provision charged
  to expense                    851     1,490     1,031       699       600
                             ______    ______    ______    ______    ______
Balance at end of year       $3,153    $2,675    $2,258    $2,202    $2,277
Ratio of net charge-offs
  to average loans
  outstanding                   .13%     .47%       .47%      .38%      .24%

(1) Loans are shown net of unearned discount.
(2)Includes Residential and Commercial Mortgages.

IV.  Summary of loan loss experience - continued

Allocation of allowance for loan losses
                                             December 31
                                        (Dollars in Thousands)
                                1997               1996                 1995
                                % of               % of                 % of
                                Loans to          Loans to             Loans to
                                  Total             Total                Total
                          Amount    Loans    Amount    Loans    Amount    Loans
Commercial, financial
  and agricultural (1)    $1,594      36%    $1,873      35%    $1,809     43%
Real Estate Mortgage          90      31%       115      40%        81     41%
Consumer                     862      28%       540      21%       230     12%
Other                          0       0%         0       0%         0      4%
Unallocated                  607       5%       147       4%       138    N/A
                           _____     ___      _____     ___      _____    ___
     Total                $3,153     100%    $2,675     100%    $2,258    100%

                                          December 31
                                     (Dollars in Thousands)
                                 1994                         1993
                                % of                         % of
                              Loans to                      Loans to
                               Total                          Total
                         Amount     Loans                Amount     Loans
Commercial, financial
  and agricultural (1)   $1,534      44%                 $1,560       45%
Real Estate Mortgage        160      40%                    125       40%
Consumer                    360      13%                    421       12%
Other                         0       3%                      0        3%
Unallocated                 148      N/A                    171       N/A
                          _____     ___                   _____      ___
     Total               $2,202     100%                 $2,277      100%

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

V.  Deposits

The following summary sets forth the average amounts of the various types of deposits for December 31, 1997, 1996 and 1995, and the average rate paid on each.
                              1997                1996                1995
                        Amount     Rate     Amount     Rate     Amount     Rate
                                        (Dollars In Thousands)
Non-interest bearing
   demand             $ 59,920       --   $ 50,801       --   $ 46,967       --
Interest bearing demand 34,464    1.43%     33,695    1.36%     32,989    1.82%
Savings                110,954    2.73%    112,494    2.73%    118,300    3.02%
Other time             112,661    5.51%     96,965    5.37%     84,746    5.45%
                      ________            ________            ________
Total                 $317,999    3.06%   $293,955    2.97%   $283,002    3.11%

The following table sets forth the time certificate of deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 1997.
                                             1997
                                        (In Thousands)
Three months or less                       $32,952
Over three through six months                1,124
Over six through twelve months                 914
Over twelve months                           1,433
                                           _______
Total                                      $36,423

VI.  Return on Equity and Assets

The following table sets forth certain ratios used in evaluating financial position and results of operations.
                                                    December 31,
                                     1997               1996              1995
Return on average total assets       .97%               .88%              1.22%
Return on average equity            9.49%              7.79%             10.88%
Dividend payout ratio              43.06%             47.98%             28.78%
Average equity to total
  average assets                   10.21%             11.31%             11.22%

Item 2.  Properties

Canandaigua National Corporation occupies space at the main office of the Bank. The Corporation owns a building in Pittsford and is occupied by Home Town Funding, Inc and several other unrelated businesses. The Corporation leases real property in Farmington, Mendon, Manchester, Victor (Eastview Mall), Pittsford, under long-term renewable leases. The premises are sublet to the Bank for its Farmington Branch Office.

The Bank's operations are conducted from nine offices located in Ontario County, New York and two offices located in Monroe County, New York. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. The Bank owns branch offices which are located on the main street in Victor, New York; Bloomfield, New York; and Honeoye, New York. The Bank subleases space for branch offices in Farmington, New York, at Wade's Supermarket located on Route 96; in Canandaigua, New York at 709 South Main Street; in Shortsville-Manchester in the Bliss Shurfine Foodmart; in the Town of Mendon, Monroe County, New York in the Hitching Post Plaza in the Big-M Food Market; in Victor, New York in the Eastview Mall and in Pittsford, New York at State Street. There are drive-in facilities located at all offices except for the Eastview Mall and Pittsford offices.

The Bank provides 24-hour banking services to Bank customers through automatic teller facilities located at each office and through remote Automatic Teller Machines located at the Finger Lakes Community College on Lincoln Hill in the Town of Hopewell, New York, and at F.F. Thompson Hospital located on North Parrish Street, Canandaigua, New York.

The carrying value of the properties as of December 31, 1997, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included under the caption "Notes to Consolidated Financial Statements" set forth on pages 12 through 29 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

                              PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from the pages of the 1997 Annual Report to Stockholders and proxy statement set forth below:

Required Information      Annual Report Caption
   Market information      "Common Stock Data"

   Dividends                "Common Stock Data"
                            "Stockholders' Equity"

     Holdings: (At December 31, 1997, the Corporation had approximately 756 shareholders.) Information regarding beneficial ownership of the Corporation's stock is set forth in the Corporation's proxy statement and incorporated herein by reference.

Item 6.  Selected Financial Data

This table represents a summary of selected components of the Corporation's consolidated financial statements for the five years ended December 31, 1997.
All information concerning the Corporation should be read in conjunction with the consolidated financial statements and related notes.
                                    Selected Financial Data
                           (Dollars in Thousands except per share data)
                              1997    1996     1995      1994      1993
Net Interest Income       $ 18,604  16,708   16,035    14,760    14,018
Provision for Loan Losses $    851   1,490    1,031       699       600
Non-Interest Income       $  4,317   3,914    3,393     3,268     3,469
Non-Interest Expense      $ 16,657  15,147   12,684    12,022    12,195
Applicable Income Taxes   $  1,676   1,038    1,797     1,604     1,265
Net Income                $  3,737   2,947    3,916     3,703     3,427

Per Share Data:
Net Income                $  23.22   18.20    24.31     23.01     21.32
Cash Dividends            $  10.00    8.75     7.00      6.00      5.50

Balance Sheet Data:
Total Assets              $418,942 360,623 $317,209  $310,541  $314,640
Total Equity              $ 40,932  39,119   37,397    34,538    31,744
Average Assets            $385,767 334,659  320,770   315,312   321,546
Average Equity            $ 39,383  37,834   35,987    33,035    30,464

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

Asset liquidity is found in cash, federal funds sold, deposits with other financial institutions, short term security holdings, and loan repayments. On average for 1997, federal funds sold, cash and due from banks, and interest bearing deposits with other banks totaled $15.6 million. The securities portfolio is also an important source of liquidity. As of December 31, 1997, approximately $25.9 million amortized cost of the portfolio will be mature in one year or less. Combining these two major sources of liquidity, the Corporation had $41.5 million of readily available assets, which is 10.8% of average assets for 1997. Management believes that liquidity needs are adequately addressed, but also has short term and long term borrowings available from the Federal Reserve Bank and the Federal Home Loan Bank.

An objective of the Company's asset/liability management policy is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. The Asset/Liability management Committee is responsible for managing interest rate risk.

The Company uses a variety of methods to manage its interest rate risk and does not rely solely on one method. One such method used to manage interest rate risk involves the measurement of interest rate gap. Interest rate gap is the amount by which a bank's rate sensitive assets differ from its rate sensitive liabilities. A positive gap exists when rate sensitive assets exceed rate sensitive liabilities, indicating that a greater volume of assets than liabilities will reprice during a given period. Theoretically, this mismatch will enhance earnings in a rising rate environment and inhibit earnings when rates decline. Conversely, when rate sensitive liabilities exceed rate sensitive assets, the gap is negative, indicating that greater volume of liabilities than assets will reprice during the period. Theoretically, in this case, a rising rate environment will inhibit earnings and declining rates will enhance earnings. The Rate Sensitivity Schedule that follows illustrates the measurement of interest rate gap at December 31, 1997.

     The following chart indicates rate sensitivity at December 31, 1997:
                               INTEREST RATE SENSITIVITY GAPS
                                  As of December 31, 1997
                                       (In Thousands)
                                          MATURITIES
                            0 - 3           4 - 12        1 - 5         Over 5
                            MONTHS          MONTHS        YEARS          YEARS
Loans                     $ 81,570           4,193      152,620         62,538
Securities                  10,460          15,439       35,000         13,405
                          ________          ______      _______         ______
Interest-earning
  assets                  $ 92,030          19,632      187,620         75,493
                          ________          ______      _______         ______
Certificate of Deposits     57,578          26,566       29,444              0

Savings                     60,468

Royal Blue Money Market     16,914

Now & Super Now             25,642

Money Market                23,264

Advances from FHLB          45,824                        4,020            823
                           _______          ______       ______         ______
Interest-bearing
  liabilities              229,690          26,566       33,464            823
                           _______          ______       ______         ______
Interest sensitivity
   gap                   $(137,660)         (6,934)     154,156         74,670

Rate Sensitive Assets
divided by Rate Sensitive
Liabilities                   0.40             .74         5.61          91.73

Cummulative gap as a % of
 Total assets               (32.86)%         (1.66)%      36.80%         17.82%

The chart indicates that the Corporation was repricing $137.7 million more of interest earning liabilities than interest bearing assets in the 0-3 month range. This gap is not considered to be a problem, as a good portion of the savings balances are not considered sensitive to rate change. However, the Corporation will be challenged in a rising interest rate environment to maintain its interest margins. For the 4-12 month period, the Corporation is modestly liability sensitive, as $6.9 million more of interest bearing liabilities are being repriced than interest earning assets. For the entire one year range, the Corporation is repricing $144.6 million more interest bearing liabilities than assets, or 43.6% of earning assets. This liability sensitivity has increased $35 million and 10.9% of earning assets over last year. The imbalance was due to the increase in advances from FHLB to fund loans with a longer maturity. The Corporation is asset sensitive at $154.2 million for the one to five year range, as interest earning assets increased $39.5 million from last year's amounts, along with an interest bearing liabilities increase of $2.7 million.

For the entire portfolio range, the Corporation is asset sensitive at $84.2 million versus asset sensitivity of $66.9 million last year. With interest rate forecasts continuing to suggest declines, our earnings should be favorably impacted if we can continue to cut liability rates at the same pace as earning assets. We will have some difficulty, however, as short term liability rates are at or near historic lows. Continued declines could lead to deposit outflows, as investors seek higher returns in other available products. We may have to limit our liability rate decreases in order to continue to fund the bank, and that may have a slightly negative impact on historic spreads. Hopefully increasing lending will offset some of the decline.

During 1997, increased consumer lending which was not supported by deposit growth but by short-term borrowings. This led to a decline in the Rate Sensitive Assets/Rate Sensitive Liabilities equation. The Corporation believes this mismatch will continue for sometime and is aware of its challenge to interest rate risk.

On a quarterly basis, sensitivity to change in interest rates is also measured using simulation model. The model estimates changes in net interest income and net income under a variety of possible interest rate scenarios. By performing these simulations and comparing them to established policy limits, management has an opportunity to plan for changes in the asset/liability mix or to take other steps that may be necessary to lessen interest rate risk. Based on management's assumptions built into the simulation model and the current mix of the Company's assets and liabilities, management's assessment is that its negative gap position will not have a material adverse effect on its operating results or liquidity in the event of reasonably foreseeable changes in interest rates during 1998. These simulations are based on numerous assumptions regarding the timing and the extent of repricing characteristics. Actual results may differ significantly.

The following table shows the Company's estimated earnings sensitivity profile as of December 31, 1997.

          Changes in Interest Rates      Percent Change in Net Income
              (basis points)                12 Months     24 Months
           +200 over one year                -73.65%        6.63 %
           +100 over one year                -36.83         3.32
           -100 over one year                 36.83        -3.32
           +200 over one year                 73.65        -6.63

Capital Resources
     Total Stockholders' equity at December 31, 1997, was $40,932,000, representing an increase of $1,813,000 (or 4.6%) over 1996. Primary capital, defined as shareholders equity plus loan loss reserve, was $44,085,000 at December 31, 1997, or 11.43% of average assets versus $41,794,000 or 12.49% of average assets at December 31, 1996.

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

     The table below illustrates the Corporation's regulatory capital ratio at December 31, 1997 and December 31, 1996:
                                    1997                 1996
                                     (dollars in thousands)
Tier 1 Capital                  $ 40,567             $ 39,119
Tier 2 Capital                  $  3,153             $  2,675
Total Qualifying Capital         $43,720             $ 41,794

Risk Adjusted Total Assets      $303,110             $247,846

Tier 1 Risk Based Capital Ratio    13.38%               15.78%
Total Risk Based Capital Ratio     14.42%               16.86%
Leverage Ratio                      9.69%               11.11%

     As shown in the table, the Corporation's Tier 1 Risk Based Capital has grown 3.7%, and Total Risk Based Capital has increased 4.6% from year end 1996 levels.

     The leverage ratio (Tier 1 Capital divided by total assets less goodwill) must be at least 3%. The Corporation's leverage ratio was 9.69% as of December 31, 1997.

     The capital ratios of the Corporation are strongly in excess of minimum regulatory requirements, indicating an ability to meet customer demand and market competition, while providing sufficient earnings to strengthen the capital base annually. The Corporation believes that its strong capital base will allow it to continue a reasonable dividend payment.

Dividends
     Payments of dividends by the Bank to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency is required for the declaration of dividends in any year which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 1997, approximately $5,444,000 was available for payment of dividends to the Company.

     Cash dividends for 1997 amounted to $1,609,000, an increase of $195,000 or 13.79% over the $1,414,000 paid in 1996. Dividends paid were 43.1% and 48.0% of 1997 and 1996 earnings respectively.

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

     For the year ended December 31, 1997, the Corporation had $355.6 million average earning assets, up $47.8 million or 15.5% from the year earlier. Average interest bearing liabilities were $285.0 million for 1997, up $40.2 million or 16.4% from 1996. The increase in earning assets reflects the expansion of our indirect loan product into the Rochester, NY area. Liability growth has begun, due to the Company borrowing from the Federal Home Loan Bank to fund the asset growth. While being mindful of the Corporation's customers' needs, management was able to increase net interest income for 1997 to $18.6 million, up from $16.7 million for 1996, reflecting an increase of 11.35% for 1997.

     The yield on interest earning assets was 8.39% in 1997, up from 8.29% in 1996. Cost of funds increased to 3.94% from 3.59% in 1996. Management continued to stress the cost and size control of liabilities during 1997, and therefore the net spread decreased to 4.45% from 4.70% in 1996. Net interest income as a percentage of earning assets (net interest rate margin) decreased to 5.23%, as the $1,896,000 increase in net interest income was derived from successfully managing the changing interest rate environment during the year, in conjunction with the previously mentioned increase in total earning assets. Management believes these results are an indication that its interest rate sensitivity planning is functioning well.

     The provision for loan losses in 1997 was $851,000, down $639,000 from 1996. The allowance for loan loss as of December 31, 1997 was $3.2 million, or 1.03% of loans outstanding at year end 1997. This ratio is slightly lower than that of 1996 (1.04%).

     The Corporation's investment portfolio book value increased to $71.4 million at December 31, 1997 from $70.0 million at December 31, 1996, reflecting an increase of 2%.

     Other income for 1997 increased to $4.3 million from $3.9 million, reflecting an increase of $403,000 or 10.3%. Service charges on deposit accounts were down $127,000 to $1,534,000. Other operating income for 1997 rose to $1,031,000 from $940,000 reflecting an increase of $91,000. Strong demand for our trust services in our traditional markets as well as in our new Pittsford location led to an increase of Trust Income to $1,723,000 up from $1,337,000 in 1996.

     Operating expenses totaled $16.7 million, up 10.0% from $15.1 million in 1996. Salaries and employee benefits rose $1.3 million as the Corporation expanded several product areas and purchased two non-traditional financial service providers.

     The rate of return on average assets (ROA) and the rate of return on average equity are a good measure of the Corporation's results. For the year 1997, return on average assets increased to .98% from .84%. Return on average equity was 9.6% in 1997 compared to 7.9% in 1996. Management believes the Corporation remains quite healthy.

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

In June 1997, FASB issued Statement No. 130 entitled "Reporting Comprehensive Income". Comprehensive Income is defined as "the change in equity(net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Statement is effective for fiscal years beginning after December 15, 1997 and requires that items that meet the definition of components of comprehensive income be reported in a financial statement that is displayed as prominently as other financial statements. While this Statement will increase the Company's financial disclosures, it will have no impact on operating results.

FASB Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" was also issiued in June 1997. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about disclosures but will have no impact on operating results.

Item 8.  Financial Statements and Supplementary Data
         (Supplementary data has been omitted because it is not applicable)

Financial statements, together with a report thereon of KPMG Peat Marwick LLP dated January 30, 1998 appearing on Page 7-29 of the 1997 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
         NONE

     PART III

Item 10.  Directors and Executive Officers

     (a)  Directors

     The information with respect to the directors of the Corporation, which is required to be included herein pursuant to Item 401 of Regulation S-K, is included under the caption "Election of Directors" on the Proxy Statement, dated February 25, 1998, and is incorporated herein from the Proxy Statement by reference. There are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

     (b)  Executive Officers

     The name, age and position of the executive officer of the Corporation as of December 31, 1997, is set forth on page 6 of the Proxy Statement dated February 25, 1998 under the caption "Principal Officers" and is incorporated herein by reference. Officers are generally elected annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. The disclosure of family relationships between the executive officer and directors of the Corporation is set forth on page 4 of the Proxy Statement dated February 25, 1998 and is incorporated herein by reference. There are no arrangements or understandings between the executive officer and any other person pursuant to which the executive officer was selected.

     No Director or executive officer of the Corporation has received any remuneration from the Bank or the Corporation in his capacity as a director or executive officer of the Corporation.

     The executive officer of the Corporation has been an officer of the Bank for five years or more.

     Directors and the executive officer as a group beneficially owned 14,956 shares or 9.31% of the shares outstanding. Shares owned directly total 13,243 and shares held by directors, executive officer, or their spouses in a fiduciary capacity or by their spouses individually total 1,713.

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

During the year ended December 31, 1997, officers of the Corporation did not receive any compensation from the Corporation for services rendered in such capacity. All of the above compensation was paid by the Bank for services rendered in the course of their employment with the bank.

(b)  Compensation Pursuant to Plans

The Bank has a non-contributory, profit sharing plan covering substantially all full-time employees who have completed one year of service, subject to a minimum number of hours of service with the Bank. Contributions to the profit sharing plan by the Bank are allocated among eligible participants in the proportion that each participant's "points" for the calendar year bear to the total "points" awarded for the calendar year. Participants are awarded one point for each full calendar year of employment and one point for each $100 of compensation paid such participant during that year. Voluntary contributions may be made and invested in a separate "Voluntary Account" in which the participant is always fully vested. Participants become fully-vested with non-contributory allocations upon: reaching the age of 65, disability, death, or 7 years of service as defined by the plan. If employment is otherwise terminated, partial vesting will be accorded depending upon the participant's years of service. Retirement and death benefits may be distributed in a cash lump sum or a series of equal installments, payable at least annually, over a period selected by the Profit Sharing Plan Committee. The amounts contributed to the profit sharing plan by the Bank in 1997, 1996, and 1995 were $763,000, $658,000, and $639,000, respectively.

The Corporation has an Employee Stock Ownership Plan (ESOP) for employees of its wholly-owned subsidiary, and executive officers are members of the plan. Contributions to the ESOP are allocated among eligible participants in the proportion that each participant's gross compensation bears to total compensation of all participants. Contributions to the plan for 1997, 1996, and 1995 were $52,000, $52,000, and $46,000 respectively.

The Corporation has an incentive stock plan for senior management of the Corporation. Annual contributions are made based on performance factors established by the board of directors. The Corporation has accrued a liability of $909,000 as of December 31, 1997 representing its obligation under the plan. Expenses of the plan amounted to $110,000, $371,000, and $155,000 for the years ended December 31, 1997, 1996 and 1995 and were paid by the Bank.

The following table sets forth the amount of profit sharing benefits set aside or accrued by the Bank, directly or indirectly, under the Profit Sharing Plan for the year ended December 31, 1997 for all executive officers of the Bank.
                         Amount Set Aside
                          or Accrued for             Cumulative
     Name of              the Year Ended              Accrued
   Individual             December 31, 1997           Benefit
------------------------------------------------------------------------
George W. Hamlin, IV          $21,532                  $0000000
Robert G. Sheridan            $13,385

The following table sets forth the amount of ESOP benefits set aside or accrued by the Bank, directly or indirectly, under the ESOP for the year ended December 31, 1997 for all executive officers of the Bank.
                         Amount Set Aside
                          or Accrued for             Cumulative
     Name of              the Year Ended              Accrued
   Individual             December 31, 1997           Benefit
--------------------------------------------------------------------------
George W. Hamlin, IV          $ 1,606                  $ 16,921
Robert G. Sheridan            $   984

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

(e)     Long-Term Incentive Plan Awards Table

NONE

(f)     Defined Benefit or Actuarial Plan Disclosure

NONE

(g)  Compensation of Directors

For the years 1997, and 1996, no compensation was paid to members of the Board of Directors of Canandaigua National Corporation. For the years of 1996 members of the Board of Directors of The Canandaigua National Bank and Trust Company were compensated at the rate of $300 per meeting. For the year 1997, the Chairman of the Board of Directors was compensated at the rate of $450 per meeting attended and the remaining members were compensated at the rate of $425 per meeting attended.

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

(c)  Changes in Control

NONE

Item 13.  Certain Relationships and Related Transactions

(a)  Transactions with Management and Others

     NONE

 (b)  Certain Business Relationships

     NONE

(c)  Indebtedness of Management

Certain directors and executive officers of the Corporation and the Bank and their associates were customers of and had transactions with the Bank in the ordinary course of the Bank's business during 1997. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and in the opinion of the Bank, did not involve more than a normal risk of collectibility or present other unfavorable features.

(d)  Transactions with Promoters

     Not applicable

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) 1.  Financial Statements

The following consolidated financial statements of Canandaigua National Corporation and subsidiary have been incorporated by reference in Item 8 on
Page 26:                                                             Pages*
Independent Auditors' Report                                             7
Consolidated Balance Sheets As of December 31, 1997 and 1996             8
Consolidated Statements of Income For Each of the Years in the 3-Year
      Period ended December 31, 1997                                     9
Consolidated Statements of Changes In Stockholders' Equity for Each
      of the Years in the 3-Year Period ended December 31, 1997         10
Consolidated Statements of Cash Flows For Each of the Years in the
      3-Year Period ended December 31, 1997  ...........................11
Notes to Consolidated Financial Statements.........................  12-29
* 1997 Annual Report to Stockholders

(a) 2.  Financial Statement Schedules

Schedules are omitted since the required information is either not applicable, not deemed material, or is shown elsewhere in the financial statements or notes thereto.

(a) 3.  Exhibits Table

(11) The information required by Item 601(a)(3)(11) of Regulation S-K is set forth on page 7 and 13 of the 1997 Annual Report to the Stockholders and is incorporated herein by reference.

(13) A copy of the 1997 Annual Report to Stockholders is attached hereto as Exhibit A.

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

Date:      3/30/98

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