Form 10-Q
period 1998-03-31
CANANDAIGUA NATIONAL CORP
filed 1998-05-15
CIK 759458

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                          FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

     On March 31, 1998 there were 160,495 shares of the registrant's common stock outstanding.

PART I FINANCIAL INFORMATION

           CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                      March 31, 1998 and 1997
           (Dollars in thousands, except per share amounts)

                                      March 31,       December 31,
                                       1998               1997
                                     ---------          ---------

ASSETS
Current assets
  Cash and due from banks              $23,818            $19,647
  Securities:
    Held to maturity -
      U.S. Government                   31,806             31,413
      State & municipal obligations     34,102             34,273
      Other securities                   4,599              5,301
                                       -------            -------
                                        70,507             70,987
    Available-for-sale                     394                394
                                       -------            -------
Total securities                        70,901             71,381
                                       -------            -------
Loans:
  Commercial, financial & agricultural  39,412             37,610
  Residential mortgage                  85,105             94,593
  Commercial mortgage                   76,238             74,228
  Consumer-indirect                     72,715             71,317
  Consumer-other                        15,363             15,245
  Other loans                            5,911             12,138
  Loans held for sale                    2,050              2,119
                                       -------            -------
     Total loans                       296,794            307,250
     Less:  Allowance for loan losses   (3,168)            (3,153)
                                       -------            -------
Loans - net                            293,626            304,097
                                       -------            -------
Premises and equipment - net            11,131             11,184
Accrued interest receivable              2,593              2,372
FHLB and FRB stock                       3,548              3,118
Other assets                             7,415              7,143
                                       -------            -------
    TOTAL ASSETS                      $413,032           $418,942
                                       =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                $ 59,308           $ 73,297
  Interest bearing                     265,231            251,464
                                       -------            -------
     Total deposits                    324,539            324,761

Borrowing from FHLB                     45,061             50,667
Accrued interest payable and
   other liabilities                     2,397              2,582
                                       -------            -------
     TOTAL LIABILITIES                 371,997            378,010
                                       -------            -------
Stockholders' equity:
  Common stock, $50 par value;
    240,000 shares authorized;,
    162,208 issued:                      8,110              8,110
  Capital surplus                        8,489              8,489
  Retained earnings                     24,870             24,742
  Treasury stock at cost (1,713 and
     1,642 shares, respectively)          (553)              (528)
  Accumulated other comprehensive
    income                                 119                119
                                       -------            -------
    TOTAL STOCKHOLDERS' EQUITY          41,035             40,932
                                       -------            -------
    TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY              $413,032           $418,942
                                       =======            =======
Fair value of securities              $ 71,302           $ 71,284
                                       =======            =======

See notes to condensed consolidated financial statements


        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
     For the three month periods ended March 31, 1998 and 1997
        (Dollars in thousands, except per share amounts)

                                               Three months ended
                                                     March 31
                                               ------------------
                                                  1998       1997
                                                ------     ------
Interest income:
  Loans, including fees                        $ 6,828    $ 6,100
  Federal funds sold and others                     33          4
  Investment securities                            994        999
                                                ------     ------
    Total interest income                        7,855      7,103

Interest expense:
  Deposits                                       2,437      2,282
  Borrowings                                       673        182
                                                ------     ------
    Total interest expense                       3,110      2,464
                                                ------     ------
  Net interest income                            4,745      4,639
Provision for loan losses                          323        333
                                                ------     ------
  Net interest income after
  provision for loan losses                      4,422      4,306
                                                ------     ------
Other income:
  Service charges on
   deposit accounts                                311        399
  Trust                                            511        382
  Other                                            532        313
                                                ------     ------
        Total other income                       1,354      1,094
                                                ------     ------

Operating expenses:
  Salaries & employee benefits                   2,352      2,278
  Occupancy                                        683        547
  Stationery, supplies & postage                   159        167
  Other fees                                        52         52
  Other                                          1,110        763
                                                ------     ------
  Total operating expenses                       4,356      3,807
                                                ------     ------
Income before income taxes                       1,420      1,593
Provisions for income taxes                        409        570
                                                ------     ------
              NET INCOME                        $1,011     $1,023
                                                ======     ======
Basic earnings per share                        $ 6.30     $ 6.34
                                                ======     ======

See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
      For the three month periods ended March 31, 1998 and 1997
               (Dollars in thousands, except per share amount)
                                                                                        Accumulated
                                                      Additional                              Other
                                               Common    Paid in  Undivided  Treasury Comprehensive
                                                Stock    Capital    Profits     Stock        Income     Total
                                               ------     ------    -------     -----        ------    ------
Balance at January 1, 1998                    $ 8,110      8,489     24,742      (528)          119    40,932
                                                -----      -----     ------       ---           ---    ------
 Comprehensive income:
  Net income                                                          1,011                             1,011
                                                -----      -----     ------       ---           ---    ------
  Comprehensive income                                                1,011                             1,011
                                                -----      -----      -----       ---           ---     -----
 Cash dividend - $5.50 per share                                       (883)                             (883)
 Purchase of 71 shares of treasury stock                                          (25)                    (25)
                                                -----       -----    ------       ---           ---    ------
Balance at March 31, 1998                     $ 8,110       8,489    24,870      (553)          119    41,035
                                                =====       =====    ======       ===           ===    ======

Balance at January 1, 1997                    $ 8,110      8,489     22,616      (174)           78    39,119
                                                -----      -----     ------       ---           ---    ------
 Comprehensive income:
  Net income                                      -          -        1,023        -             -      1,023
                                                -----      -----      -----       ---           ---     -----
  Comprehensive income                             -          -       1,023        -             -      1,023
                                                -----      -----      -----       ---           ---     -----
 Cash dividends - $4.75                           -          -         (768)       -                     (768)
 Purchase of 480 shares of treasury stock                                        (156)                   (156)
                                                -----      -----     ------       ---           ---    ------
Balance at March 31, 1997                     $ 8,110      8,489     22,871      (330)           78    39,218
                                                =====      =====     ======       ===           ===    ======


See notes to condensed consolidated financial statements.

          CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
      For the three month periods ended March 31, 1998 and 1997
                      (Dollars in thousands)




                                               Three months ended
                                                     March 31,
                                             ---------------------
                                               1998           1997
                                             ------         ------
Cash flow from operating activities:
Net income                                  $ 1,011        $ 1,023
Adjustments to reconcile net income to
  net cash from operating activities:
 Depreciation                                   438            348
 Accretion and amortization                     (34)           (27)
 Provision for loan losses                      323            333
 Originations of loans held for sale         (8,023)        (1,023)
 Proceeds from sale of loans held for sale    8,092          1,064
(Increase) decrease in accrued interest
   receivable                                  (221)          (377)
(Increase) decrease in other assets          (1,067)          (438)
 Increase (decrease) in accrued interest
   payable and other liabilities               (185)           159
                                            -------         ------
     Net cash from operating activities         334          1,062
                                            -------         ------

Cash flows from investing activities:
 Proceeds from maturities of investments     10,522          9,442
 Investment purchases                        (9,991)       ( 9,514)
 Loans made, net of principal payments       10,079        (10,746)
 Fixed asset purchases, net                    (385)          (588)
 Purchase of FRB & FHLB stock                  (430)          (992)
 Proceeds from sale of other real estate        853             -
 Investment in minority owned subsidiary       ( 75)          (555)
                                            -------        -------
   Net cash provided (used)
   by investing activities                   10,573        (12,953)
                                            -------        -------
Cash flows from financing activities:
 Net increase (decrease) in demand, savings
  and short term deposits                    (8,860)         4,702
 Proceeds from issuance of certificates of
  deposit net of matured certificates         8,638           (221)
 Dividends paid                                (883)          (768)
 Net advances from (repayments to) FHLB      (5,606)         6,962
 Purchase of treasury stock                     (25)          (156)
                                            -------        -------
  Net cash provided (used) by financing
    activities                               (6,736)        10,519
                                            -------        -------
  Net increase (decrease) in cash &
    cash equivalents                          4,171         (1,372)
Cash & cash equivalents - beginning of
  period                                     19,647         19,173
                                            -------        -------
Cash & cash equivalents-end of period      $ 23,818       $ 17,801
                                            =======        =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $4,780         $2,464

    Income Taxes                             $  631         $  365

See notes to condensed consolidated financial statements.


                 CANANDAIGUA NATIONAL CORPORATION
                  AND CONSOLIDATED SUBSIDIARY

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           March 31, 1998

(1)     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1997 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2)     Comprehensive Income

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes a company's reported net income adjusted for items that are currently accounted for as direct entries to stockholders' equity, such as the mark to market adjustment on securities available for sale. The Company's only sources of comprehensive income are net income and changes in unrealized gains (losses), net of taxes, on available-for-sale securities. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet date. The adoption of this statement resulted in no reclassification of prior period amounts, because the Company has not realized any gains on the sale of its available-for-sale securities.

(3)     New Accounting Pronouncements

FASB Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This Statement is effective for the Company beginning with its year end December 31, 1998 financial statements. The statement establishes standards for the way public companies report information about operating segments in their annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, services, geographic areas and major customers. This statement may increase the Company's financial disclosures but will have no impact on operating results.

FASB Statement No. 132 entitled "Employers' Disclosures about Pensions and Other Post Retirement Benefits" was issued in February 1998. This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for the Company's December 31, 1998 year end financial reporting and will not impact the Company's financial position or results of operations as the Company does not sponsor any plans covered by this statement.

                   CANANDAIGUA NATIONAL CORPORATION

                      MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

                           March 31, 1998

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1997 contained in the Company's Form 10-K and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's financial position or operating results.

Overview

Total assets decreased $5.9 million or 1.4% in the first three months of 1998. Loans decreased $10.5 million or 3.4% while securities decreased $.5 million or 0.7%. During the same period, deposits decreased $.2 million or 0.1% and borrowings (from the FHLB) decreased $5.6 million or 11.1%. Funds generated through loan paydowns and refinancings were used to reduce FHLB borrowings during the period.

Net income for the three-month period ended March 31, 1998 declined $.01 million or 1.2% as compared to the same period in 1997. Basic income per share decreased by $.04 or 0.6% over the same period. The decrease in net income was a result of increased operating costs outpacing increases in net interest and other operating income. A substantial portion of the increased operating expenses was derived from one of the Company's mortgage banking subsidiaries, which was not acquired until late 1997. For the quarter ended March 31, 1998, net interest income increased $.1 million or 2.3% over the same quarter in 1997 and is reflective of the growth in interest income from the Company's indirect automobile loan portfolio offset by the growth in interest expense from FHLB borrowings during the same period.


Results of Operations

As of March 31, 1998, total assets of the Company were $413.0 million, down from $418.9 million at year end 1997. Securities showed a minor decrease of $.5 million to $70.9 million. Net loans decreased $10.5 million to $293.6 million, other assets rose $.3 million to $7.4 million, and cash and due from banks increased $4.2 million to $23.8 million. The decline in loans is primarily related to payoffs and refinancings of mortgage loans held in portfolio and is a reaction to the continued low interest rate environment for residential mortgage loans.

Total deposits at March 31, 1998 were $324.5 million and were down $.2 million from December 31, 1997. For the same period borrowings from FHLB were down $5.6 million to $45.0 million. Other liabilities declined by $.2 million to $2.4 million. The decline in borrowings is a direct result of the decline in loans.

For the first three months ending March 31, 1998, average interest earning assets, increased $19.7 million to $375.3 million from $355.6 million at December 31, 1997. The yields on these assets were 8.37% and 8.39%, respectively. For the same period, average interest bearing liabilities increased $23.7 million to $308.7 million from $285.0 at December 31, 1997. Rates paid on these liabilities were 4.03% and 3.94%, respectively. This 11 basis point drop in interest spread had a negative impact on net interest income. Combined with this drop in spread and a $4.0 million increase in interest bearing liabilities (FHLB borrowings) over interest earning assets, the Company's net interest margin declined to 5.06% for the three months ended March 31, 1998 versus 5.23% for the year ended December 31, 1997.

Other income for the quarter ended March 31, 1998 was $1.4 million, an increase of $.3 million or 23.8% over the same quarter in 1997. The increase was reflected both in trust income, due to growth in assets under management, and other operating income attributed to the Company's mortgage banking subsidiaries.

Operating expenses increased $.5 million for the quarter ended March 31, 1998 to $4.3 million versus $3.8 million for the 1997 first quarter, reflected mostly in other operating expenses. The increase in this category for the period was due to the Company's acquisition of Home Town Funding in late 1997, a net recovery on nonperforming assets in 1997 of $.1 million and increases in legal fees of $.1 million in 1998.

The effective income tax rate for the quarter ended March 31, 1998 was 28.8% versus 35.7% for the quarter ended March 31, 1997. This reduction in rate is due to the Company's ability to use net operating losses generated by its non-banking subsidiaries.


Allowance for Loan Losses and Non-Performing Assets

Allowance for Loan Losses:

Changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997 are as follows:

                                                  1998          1997
                                                 -----         -----
Balance at beginning of period                 $ 3,153       $ 2,675
Provision for loan losses                          323           333
Loans charged off                                 (419)         (266)
Recoveries on loan previously charged off          111            73
                                                 -----         -----
Balance at end of period                       $ 3,168       $ 2,815
                                                 =====         =====
Allowance as a percentage of
 total period end loans                           1.07%         1.03%
                                                 =====         =====
Allowance as a percentage of
 non performing loans                            83.90%        37.77%
                                                 =====         =====

At March 31, 1998, the recorded investment in loans that are considered impaired totaled $3.2 million as compared to $3.1 million at December 31, 1997 and $7.5 million at March 31, 1997. The average recorded investments in impaired loans during the periods then ended was approximately $3.1 million and $9.4 million, respectively. For the three months ended March 31, 1998 and 1997 interest income recognized on the impaired loans was not material.

Total non-performing loans decreased by $3.7 million to $3.8 million at March 31, 1998 as compared to $7.5 million at March 31, 1997. A major portion of the decrease was contributed by a $3.4 million reduction in non accrual commercial real estate through the Company's successful workout in mid 1997 of one large credit. Loans 90 days or more past due and accruing have increased to $.5 million at March 31, 1998 from March 31, 1997. However, since these loans continue to accrue interest, because management considers principal and interest on these loans fully collectible, management considers this trend positive in light of the reduction in total non-performing loans.

Other real estate owned consists of eight parcels of property: one residence for $7,000 and seven commercial properties for $1.7 million. The growth in other real estate owned from the same period in 1997 is a result of the Company's foreclosure on $ 2.1 million in real estate assets in May 1997. Since that time, the Company has reduced its exposure to this asset by $1 million through a combination of sales and writedowns. The remaining parcels and property have a carrying value of less than $.11 million each. All properties have been recently appraised at values higher than their carrying amount.


                       NON-PERFORMING ASSETS
                           (in thousands)
                                                   March 31,
                                                1998       1997
                                               -----      -----


Loans past due 90 days or more and accruing:
  Commercial, financial & agricultural        $  272           0
  Real estate-commercial                          18           0
  Real estate-residential                        203           0
  Consumer                                        44          10
                                               -----       -----
    Total past due 90 days or more
    and accruing                              $  537          10
                                               -----       -----
Loans in non-accrual status:
  Commercial, financial & agricultural       $ 1,151     $ 1,579
  Real estate-commercial                       1,390       4,812
  Real estate-residential                        698         988
  Consumer                                         0          74
                                              ------      ------
     Total non-accrual loans                   3,239       7,453
                                              ------      ------
     Total non-performing loans                3,776       7,463
                                              ------      ------
Other real estate owned
  Commercial                                   1,652         852
  Residential                                      7         275
                                              ------      ------
Total other real estate owned                  1,659       1,127
                                              ------      ------
      Total non-performing assets            $ 5,435     $ 8,590
                                              ======      ======
Non performing loans to total period
  end loans                                     1.27%       2.43%
                                              ======      ======
Non performing assets to total period
  end loans and other real estate               1.82%       2.72%
                                              ======      ======


The Company has no restructured loans.


Liquidity

Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

For the three months ended March 31, 1998, net cash from operating activities was $.3 million as compared to $1.1 million for the same period in 1997. The decrease of $.8 million was primarily caused by an increase in other assets related to the Company's growing indirect automobile portfolio.

Cash flows provided by investing activities were $10.6 million versus cash flows used of $12.9 million for the three months ended March 31, 1998 and 1997, respectively. The loan portfolio decreased by $10.1 million for the first three months of 1998 as compared to an increase of $10.7 million for the same period in 1997. The investment portfolio had a net increase of $.5 million for the first three months of 1998 as compared to a net increase of $.07 million for the first three months of 1997.

Cash flows used by financing activities were $6.7 million in 1998 versus cash flow provided of $10.5 million in 1997. Major components contributing to this change were a net decrease of $8.9 million in demand deposits, savings and short-term deposits, an increase in time deposits of $8.6 million and a decrease in borrowings from FHLB of $5.6 million. The Company has been actively pricing some of its liabilities in an attempt to grow deposit levels in certain maturity ranges.

Interest Rate Sensitivity and Asset / Liability Management Review

As of March 31, 1998, the Company's three-month gap is a negative $154.8 million, which is $40 million higher than one year ago. While loans in this bucket have declined $11 million, interest bearing liabilities have risen $30 million. FHLB borrowings are up $23 million and short term certificates of deposit rose $13 million.

The 12 month gap is a negative $157.4 million up from a year ago's negative $119.2 million, again due primarily to the FHLB borrowings.

Gap continues to be positive in the 1 - 5 year range at $146.3 million, as a major portion of the loan portfolio falls into that bucket, while only 10% of interest bearing liabilities are in the bucket.

In continuing the Company's active asset liability management, we have identified a program of certificate of deposit sales and are pursuing its establishment. The Company is also considering pursuing a means to market a subordinated debenture issuance.

                   Interest Rate Sensitivity Gap
                       As of March 31, 1998
                      (dollars in thousands)

                                 0-3     4-12    1-5     Over 5
                                Months  Months   Years   Years
                               -------  ------  -------  ------
Loans                         $ 88,068   4,453  146,272  58,001

Investment portfolio             5,594  19,336   35,766  13,753
                               -------  ------  -------  ------
Interest-earning assets         93,662  23,789  182,038  71,754
                               -------  ------  -------  ------

Certificate of deposits         65,247  26,395   30,584      --

Savings                         61,629      --       --      --

Royal blue money market         17,313      --       --      --

Now & Super Now                 37,464      --       --      --

Money Market                    26,599      --       --      --

Borrowing from FHLB             40,200      --    4,861      --
                               -------  ------  -------  ------
Interest-bearing liabilities   248,452  26,395   35,715       0
                               -------  ------  -------  ------
Interest sensitivity gap      (154,790) (2,606) 146,323  71,754
                               =======  ======  =======  ======

Rate Sensitive Assets to
  Rate Sensitive
  Liabilities                     0.38     .90     5.10
                                  ====    ====     ====

Capital Adequacy

Total stockholders' equity was $41.0 million at March 31, 1998, which represents an increase of $.1 million or .2% from $40.9 million at December 31, 1997. Stockholders' equity increased by $1.0 million due to net income, but was offset by dividends of $.9 million and purchases of treasury stock of $.03 million for the three month period ended March 31, 1998.

At March 31, 1998 the Company and its banking subsidiary exceeded the minimum regulatory guidelines for all capital ratios (Tier 1 - 4% and Total Risk-Based Capital - 8%). The Company and Bank also exceeded the minimum regulatory guideline for leverage ratio of 5% for "well-capitalized" institutions. The table below illustrates the Corporation's regulatory capital ratios at March 31, 1998, under current requirements. (The Bank's ratios do not differ materially from the Company's):

                                        March 31, 1998
                                    (dollars in thousands)
                                     --------------------
Tier 1 Capital                            $ 40,703
Tier 2 Capital                            $  3,168
Total Qualifying Capital                  $ 43,871
Total Risk Adjusted Total Assets          $297,701
Tier 1 Risk Based Capital Ratio             13.67%
Total Risk Based Capital Ratio              14.74%
Leverage Ratio (Tier 1 capital divided
 by Total Assets less Goodwill)              9.94%

The ratios above are indicative of the Corporation's strong capital position.


Dividends Per Share and Earnings Per Share

The semi-annual dividend payable February 1, 1998 was $5.50 versus $4.75 for the same period in 1997.

Basic earnings per common share is based upon the weighted average number of common shares and equivalents (stock options) outstanding during the period. Since there are no potentially dilutive securities outstanding at March 31, 1998, diluted earnings per share is not presented. The weighted average number of common shares outstanding for the three month periods ended March 31, 1998 and 1997 were 160,565 and 161,303, respectively. Net income used in the calculation of basic earnings per share is net income shown on the condensed consolidated statements of income for the respective periods.

                                 INDEX

                       CANANDAIGUA NATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARY

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed consolidated balance sheets at March 31, 1998 and December 31, 1997.

     Condensed consolidated statements of income for the three month periods ended March 31, 1998 and 1997.

     Condensed consolidated statements of stockholders' equity for the three month periods ended March 31, 1998 and 1997.

     Condensed consolidated statements of cash flows for the three month periods ended March 31, 1998, and 1997.

     Notes to condensed consolidated financial statements at March 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations

Item 3. Qualitative and Quantitative Disclosures about Market Risk This information is incorporated by reference in Part I, Item 2, Liquidity section.


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

PART II.  OTHER INFORMATION

Item 1.  Legal proceedings - None

Item 2.  Changes in securities

Item 3.  Defaults upon senior securities - None

Item 4.  Submission of matters to a vote of security holders
         (a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 11, 1998 for the following purpose:

         (1) Three directors were elected for a three-year term and votes were cast as follows:

                                  Votes
Name                     For     Withheld    Abstain   Against
____                   -------   --------    -------   -------
Robert G. Sheridan     108,361     460         0         0

Patricia A. Boland     108,331     490         0         0

Alan J. Stone.         108,361     460         0         0

        (2) Shareholders approved the adoption of the Canandaigua National Corporation Stock Option Plan. Votes were cast as follows:

                                  Votes
                         For     Withheld    Abstain   Against
                        -------  --------    ------   --------
                        100,339      0        4,854     3,628

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

                          CANANDAIGUA NATIONAL CORPORATION
                          (Registrant)


May 15, 1998                 George W. Hamlin, IV
Date                              George W. Hamlin, IV
                                  President


May 15, 1998                 Gregory S. MacKay
Date                              Gregory S. MacKay
                                  Treasurer