Form 10-Q
period 1998-06-30
CANANDAIGUA NATIONAL CORP
filed 1998-08-14
CIK 759458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  1998
                                    ---------------

or

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ________________  to  ______________

Commission  File  Number:  2-94863
                           -------



                        CANANDAIGUA NATIONAL CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                        New York                      16-1234823
                        --------                      ----------
              (State or other jurisdiction of      (I.R.S. Employer
            Incorporation or organization)     Identification Number)


              72 South Main Street, Canandaigua, New York     14424
              -------------------------------------------     -----
             (Address of principal executive offices)     (Zip Code)


                                 (716) 394-4260
                                 --------------
               Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  [X]  Yes   [  ]  No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Class                           Outstanding at August 10, 1998
            -----                           ------------------------------
            Common stock, $50.00 par                   160,481



                                               CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                                                               INDEX TO FORM 10-Q

                                                                 JUNE 30, 1998



PART I -- FINANCIAL INFORMATION                                                                                         Page
                                                                                                                        ----
Item 1.  Financial Statements                                                                                              1

Condensed consolidated balance sheets at June 30, 1998 and December 31, 1997.                                              1

Condensed consolidated statements of income for the three month and six month periods ended June 30, 1998 and 1997.        3

Condensed consolidated statements of stockholders' equity for the six month period ended June 30, 1998 and 1997.           4

Condensed consolidated statements of cash flows for the six month period ended June 30, 1998 and 1997.                     5

Notes to condensed consolidated financial statements at June 30, 1998.                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                             7

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
 This information is incorporated by reference in Part I, Item 2,
  Interest Rate Sensitivity and Asset/Liability Management Review.                                                        10
  ----------------------------------------------------------------


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                16
Item 2.  Changes in Securities                                                                                            16
Item 3.  Defaults Upon Senior Securities                                                                                  16
Item 4.  Submission of Matters to a Vote of Security Holders                                                              16
Item 5.  Other Information                                                                                                16
Item 6.  Exhibits and Reports on Form 8-K                                                                                 16

SIGNATURES                                                                                                                17

                         PART I -- FINANCIAL INFORMATION
                          Item 1.  Financial Statements


                             CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                             Condensed Consolidated Balance Sheets (unaudited)
                               (Dollars in thousands, except per share data)


                                                                                  June 30,   December 31,
                                                                                    1998         1997
                                                                                 ----------  -------------
ASSETS                                                                           $  20,723         19,397
-------------------------------------------------------------------------------  ----------  ------------
Cash and due from banks                                                                259            250
Interest-bearing deposits with other banks
Securities:                                                                            432            394
Securities available for sale, at fair value                                        71,124         70,987
                                                                                 ----------  -------------
Securities held-to-maturity (fair value of $71,850 in 1998 and $71,284 in 1997)     71,556         71,381
                                                                                 ----------  -------------
Total securities
Loans:                                                                              51,443         37,610
Commercial, financial & agricultural                                                74,206         81,035
Commercial mortgage                                                                 80,539         87,786
Residential mortgage                                                                74,106         73,211
Consumer-indirect                                                                   16,848         15,245
Consumer-other                                                                       6,279         12,138
Other                                                                                4,243          2,119
                                                                                 ----------  -------------
Loans held for sale                                                                307,664        309,144
Total loans                                                                         (3,253)        (3,153)
                                                                                 ----------  -------------
Less:  Allowance for loan losses                                                   304,411        305,991
                                                                                 ----------  -------------
Loans - net                                                                         11,030         11,184
Premises and equipment - net                                                         2,232          2,372
Accrued interest receivable                                                          3,548          3,118
FHLB and FRB stock                                                                   5,451          5,249
                                                                                 ----------  -------------
Other assets                                                                     $ 419,210        418,942
                                                                                 ==========  =============
Total Assets




                    CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets (unaudited), continued
                      (Dollars in thousands, except per share data)


                                                                June 30,   December 31,
                                                                  1998         1997
                                                               ----------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------
Deposits:
Non-interest bearing                                           $  65,830         73,297
Interest bearing                                                 270,228        251,464
                                                               ----------  -------------
Total deposits                                                   336,058        324,761
FHLB advances                                                     38,555         50,667
Accrued interest payable and other liabilities                     2,756          2,582
                                                               ----------  -------------
Total Liabilities                                                377,369        378,010
                                                               ----------  -------------

Stockholders' Equity:
Common stock, $50 par value; 240,000 shares authorized;
   162,208 issued and outstanding in 1998 and 1997                 8,110          8,110
Additional paid-in-capital                                         8,489          8,489
Retained earnings                                                 25,659         24,742
Treasury stock at cost (1,727 and 1,642 shares, respectively)       (559)          (528)
Accumulated other comprehensive income                               142            119
                                                               ----------  -------------
Total Stockholders' Equity                                        41,841         40,932
                                                               ----------  -------------
Total Liabilities and Stockholders' Equity                     $ 419,210        418,942
                                                               ==========  =============




See  notes  to  condensed  consolidated  financial  statements



                      CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income (unaudited)
                        (Dollars in thousands, except per share data)

                                                     Three months ended     Six months ended
                                                     ------------------   ------------------
                                                      June 30,   June 30, June 30,  June 30,
                                                       1998       1997      1998      1997
                                                     ---------  --------  --------  --------
Interest income:
Loans, including fees                                $   6,285     6,063    13,116    12,101
Securities                                                 995     1,015     1,989     2,018
Federal funds sold and other                                 5         2        38         2
                                                     ---------  --------  --------  --------
Total interest income                                    7,285     7,080    15,143    14,121
                                                     ---------  --------  --------  --------
Interest expense:
Deposits                                                 2,587     2,423     5,024     4,737
Borrowings                                                 465       321     1,138       471
                                                     ---------  --------  --------  --------
Total interest expense                                   3,052     2,744     6,162     5,208
                                                     ---------  --------  --------  --------
Net interest income                                      4,233     4,336     8,981     8,913
Provision for loan losses                                  106       132       429       465
                                                     ---------  --------  --------  --------
Net interest income after provision for loan losses      4,127     4,204     8,552     8,448
                                                     ---------  --------  --------  --------

Other income:
Service charges on deposit accounts                        693       408     1,004       807
Trust                                                      628       450     1,139       832
Other                                                      242       259       651       468
                                                     ---------  --------  --------  --------
Total other income                                       1,563     1,117     2,794     2,107
                                                     ---------  --------  --------  --------

Operating expenses:
Salaries & employee benefits                             2,297     2,070     4,679     4,348
Occupancy                                                  783       632     1,523     1,245
Stationery, supplies & postage                             196       134       355       301
Other                                                    1,059       943     2,014     1,526
                                                     ---------  --------  --------  --------
Total operating expenses                                 4,335     3,779     8,571     7,420
                                                     ---------  --------  --------  --------

Income before income taxes                               1,355     1,542     2,775     3,135
Provision for income taxes                                 566       287       975       857
                                                     ---------  --------  --------  --------
Net income                                           $     789     1,255     1,800     2,278
                                                     =========  ========  ========  ========

Basic earnings per share                             $    4.92      7.79     11.21     14.12
                                                     =========  ========  ========  ========



See  notes  to  condensed  consolidated  financial  statements.



                              CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Stockholders' Equity (unaudited)
                            For the six month period ended June 30, 1998 and 1997
                                (Dollars in thousands, except per share data)


                                          Accumulated
                                           Additional    Other
                                             Common     Paid in  Retained   Treasury   Comprehensive
                                             Stock      Capital  Earnings     Stock       Income       Total
                                          ------------  -------  ---------  ---------  -------------  -------
Balance at January 1, 1998                $      8,110    8,489    24,742       (528)            119  40,932
Comprehensive income:
Change in unrealized
  gain on securities
  available-for-sale, net of
  taxes of $15                                       -        -         -          -              23      23
Net income                                           -        -     1,800          -               -   1,800
                                          ------------  -------  ---------  ---------  -------------  -------
Total comprehensive income                           -        -     1,800          -              23   1,823
                                          ------------  -------  ---------  ---------  -------------  -------
Cash dividend - $5.50 per share                      -        -      (883)         -               -    (883)
Sale of 10 shares of treasury stock                  -        -         -          3               -       3
Purchase of 95 shares of treasury stock              -        -         -        (34)              -     (34)
                                          ------------  -------  ---------  ---------  -------------  -------
Balance at June 30, 1998                  $      8,110    8,489    25,659       (559)            142  41,841
                                          ============  =======  =========  =========  =============  =======

Balance at January 1, 1997                $      8,110    8,489    22,616       (174)             78  39,119
Comprehensive income:
Change in unrealized
  gain on securities
  available-for-sale, net of
  taxes of $18                                       -        -         -          -              35      35
Net income                                           -        -     2,278          -               -   2,278
                                          ------------  -------  ---------  ---------  -------------  -------
Total comprehensive income                           -        -     2,278          -              35   2,313
                                          ------------  -------  ---------  ---------  -------------  -------
Cash dividend - $4.75 per share                      -        -      (768)         -               -    (768)
Sale of 9 shares of treasury stock                   -        -         -          3               -       3
Purchase of 658 shares of treasury stock
                                                     -        -         -       (213)              -    (213)
                                          ------------  -------  ---------  ---------  -------------  -------
Balance at June 30, 1997                  $      8,110    8,489    24,126       (384)            113  40,454
                                          ============  =======  =========  =========  =============  =======

See  notes  to  condensed  consolidated  financial  statements.



                         CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                       For the six month period ended June 30, 1998 and 1997
                           (Dollars in thousands, except per share data)


                                                                                     June 30,
                                                                               -------------------
                                                                                  1998       1997
                                                                               ----------  --------
Cash flow from operating activities:                                           $   1,800     2,278
Net income
Adjustments to reconcile net income to
net cash from operating activities:                                                1,039       704
Depreciation and amortization                                                       (102)      (70)
Accretion and amortization                                                           429       469
Provision for loan losses                                                           (121)        -
Deferred income taxes                                                            (11,586)   (2,140)
Origination of loans held for sale                                                11,575     2,140
Proceeds from sale of loans held for sale                                            140      (278)
(Increase) decrease in accrued interest receivable                                  (581)   (1,221)
(Increase) in other assets                                                           159       395
                                                                               ----------  --------
Increase in accrued interest payable and other liabilities                         2,752     2,277
                                                                               ----------  --------
Net cash from operating activities

Cash flows from investing activities:
Securities held to maturity:                                                      16,130    17,982
Proceeds from calls and maturities                                               (16,165)  (18,887)
Purchases                                                                           (430)   (1,198)
Purchase of FRB & FHLB stock                                                       1,162   (28,804)
Loans made, net of principal payments                                               (801)   (1,421)
Fixed asset purchases, net                                                           911       242
Proceeds from sale of other real estate                                             (495)     (555)
                                                                               ----------  --------
Investment in minority owned subsidiary                                              312   (32,641)
                                                                               ----------  --------
Net cash provided (used) by investing activities

Cash flows from financing activities:                                              4,046    13,679
Net increase in demand, savings and short term deposits                            7,251    (5,534)
Proceeds from issuance of certificates of deposit net of matured certificates      7,900    22,788
Proceeds from FHLB advances                                                      (20,012)        -
Principal repayments on FHLB advances                                                  3         3
Proceeds from sale of treasury stock                                                 (34)     (213)
Purchase of treasury stock                                                          (883)     (768)
                                                                               ----------  --------
Dividends paid                                                                    (1,729)   29,955
                                                                               ----------  --------
Net cash provided (used) by financing activities
                                                                                   1,335      (409)
Net increase (decrease) in cash & cash equivalents                                19,647    19,173
                                                                               ----------  --------
Cash & cash equivalents - beginning of period                                  $  20,982    18,764
                                                                               ==========  ========
Cash & cash equivalents-end of period

Supplemental disclosures of cash flow information:
Cash paid during the period for:                                               $   6,147     5,229
                                                                               ==========  ========
Interest

Supplemental disclosure of non-cash investing activity:
Additions to other real estate owned acquired through foreclosure,             $       -     2,462
                                                                               ==========  ========
net of loans to facilitate sales

See  notes  to  condensed  consolidated  financial  statements.

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1997 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

(2)     Comprehensive  Income
        ---------------------

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes a company's reported net income adjusted for items that are currently accounted for as direct entries to stockholders' equity, such as the mark to market adjustment on securities available for sale. The Company's only sources of comprehensive income are net income and changes in unrealized gains (losses), net of taxes, on available-for-sale securities. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet date. The adoption of this statement resulted in no reclassification of prior period amounts, because the Company has not realized any gains on the sale of its available-for-sale securities in the past three years.

(3)     New  Accounting  Pronouncements
        -------------------------------

FASB  Statement  No.  133  entitled  "Accounting  for Derivative Instruments and
Hedging Activities" was issued in June 1998. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement is effective for the Company for fiscal quarters beginning January 1, 2000. Earlier adoption is permitted. Management anticipates adopting the provision of this statement in 2000, however its impact of which has not yet been evaluated.

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


    Item 2. -- Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                  June 30, 1998

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

Forward-looking  Statements
---------------------------

When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
--------

Total assets increased $.3 million or .1% in the first six months of 1998. Loans decreased $1.5 million or .5% while securities increased $.2 million or 0.1%. During the same period, deposits increased $11.3 million or 3.5% and borrowings (from the FHLB) decreased $12.1 million or 23.9%. Funds generated through loan paydowns and deposit inflows were used to reduce FHLB borrowings during the period.

Net income for the three-month period ended June 30, 1998 declined $.5 million or 37.1% as compared to the same period in 1997. Basic earnings per share decreased by $2.87 or 36.9% over the same period. For the six month period net income declined $.5 million or 21.0% and basic earnings per share decreased by

$2.91 or 20.3%. The decrease in net income for both the three and six month periods was a result of a significant expense reimbursement in 1997 relating one large credit and one-time charges in 1998 related to the completion of the Company's core banking system conversion. Also a portion of the increased operating expenses was derived from one of the Company's mortgage banking subsidiaries, which was not acquired until late 1997; and, the Company's effective tax rate increased to 35% from 27% for the six month period. For the three and six months ended June 30, 1998, net interest income increased $.1 million or 1.8% and $.1 million or 1.2%, respectively over the same periods in 1997 and is reflective of the growth in interest income from the Company's indirect automobile loan portfolio offset by the growth in interest expense from FHLB borrowings during the same period.


Results  of  Operations
-----------------------

As of June 30, 1998, total assets of the Company were $419.2 million, up from $418.9 million at year end 1997. Securities showed a minor increase of $.2 million to $71.6 million. Net loans decreased $1.6 million to $304.4 million, other assets rose $.2 million to $5.6 million, and cash and due from banks increased $1.1 million to $20.7 million. The decline in loans is primarily related to payoffs and refinancings of mortgage loans held in portfolio and is a reaction to the continued low interest rate environment for residential mortgage loans.


Total deposits at June 30, 1998 were $336.1 million and were up $11.3 million from December 31, 1997. For the same period borrowings from FHLB were down $12.1 million to $38.6 million. Other liabilities increased by $.2 million to $2.8 million. The decline in borrowings is a direct result of flat loan demand and an increase in time deposits.

For the three months ending June 30, 1998, average interest earning assets, increased $21.1 million to $376.9 million from $355.8 million at December 31, 1997. The yields on these assets were 7.73% and 8.35%, respectively; the decline resulting from mortgage loan refinancings. For the same period, average interest bearing liabilities increased $19.5 million to $304.5 million from $285.0 at December 31, 1997. Rates paid on these liabilities were 4.01% and 3.94%, respectively. This 69 basis point drop in interest spread had a $.6 million negative impact on net interest income for the quarter ended June 30, 1998. In 1998 the Company's net interest margin declined to 4.49% and 4.76% for the three and six month periods ended June 30, 1998 versus 5.19% for the year ended December 31, 1997. If market rates continue to remain low, management expects further erosion of both the interest rate margin and spread as a result of loan refinancings. Management anticipates no significant change in the Company's cost of funds.

Other income for the quarter ended June 30, 1998 was $1.6 million, an increase of $.4 million or 39.9% over the same quarter in 1997. The increase was reflected both in trust income, due to growth in assets under management, and service charges attributed increased transaction volume.

Operating expenses increased $.6 million for the quarter ended June 30, 1998 to $4.3 million versus $3.8 million for the 1997 second quarter, reflected mostly in other operating expenses. The increase in this category for the period was due to the Company's acquisition of Home Town Funding in late 1997 and additional costs associated with the successful completion of the Company's core banking system conversion.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------


Changes  in  the  allowance for loan losses for the six month periods ended June
30,  1998  and  1997  are  as  follows  (dollars  in  thousands):


                                                      June 30,   June 30,
                                                        1998       1997
                                                     ----------  ---------
Balance at beginning of period                       $   3,153      2,675
Provision for loan losses                                  429        465
Loans charged off                                         (637)      (374)
Recoveries on loan previously charged off                  308        184
                                                     ----------  ---------
Balance at end of period                             $   3,253      2,950
                                                     ==========  =========

Allowance as a percentage of total period end loans       1.06%      1.04%
                                                     ==========  =========

Allowance as a percentage of non performing loans        100.9%      58.9%
                                                     ==========  =========



At June 30, 1998, the recorded investment in loans that are considered impaired totaled $2.6 million as compared to $3.1 million at December 31, 1997 and $5.0 million at June 30, 1997. The average recorded investment in impaired loans during the periods then ended was approximately $3.0 million and $8.7 million, respectively. For the six months ended June 30, 1998 and 1997 interest income recognized on impaired loans was not material.

Total non-performing loans decreased by $1.8 million to $3.2 million at June 30, 1998 as compared to $5.0 million at June 30, 1997. A major portion of the decrease was contributed by a $3.4 million reduction in non accrual commercial real estate through the Company's successful workout in mid 1997 of one large credit. Loans 90 days or more past due and accruing have increased to $.6 million at June 30, 1998 from June 30, 1997. However, since these loans continue to accrue interest, because management considers principal and interest on these loans fully collectible, management considers this trend positive in light of the reduction in total non-performing loans.

Other real estate owned consists of seven parcels of property, all commercial, for $1.6 million. The decline in other real estate owned from the same period in 1997 is a result of the Company's foreclosure on $ 2.1 million in real estate assets in May 1997 offset by the liquidation of portions of this and other properties.

Non-Performing  Assets
----------------------


                                    Non-Performing Assets
                                    (Dollars in thousands)


                                                                        June 30,   June 30,
                                                                          1998       1997
                                                                       ----------  ---------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural                                   $     429          -
Real estate-commercial                                                       135          -
Real estate-residential                                                       73          -
Consumer                                                                      29         48
                                                                       ----------  ---------
Total past due 90 days or more and accruing                                  666         48
                                                                       ----------  ---------

Loans in non-accrual status
Commercial, financial & agricultural                                         611      1,672
Real estate-commercial                                                     1,519      2,708
Real estate-residential                                                      427        511
Consumer                                                                       -         73
                                                                       ----------  ---------
Total non-accrual loans                                                    2,557      4,964
                                                                       ----------  ---------
Total non-performing loans                                                 3,223      5,012
                                                                       ----------  ---------

Other real estate owned
Commercial                                                                 1,601      3,158
Residential                                                                    -        202
                                                                       ----------  ---------
Total other real estate owned                                              1,601      3,360
                                                                       ----------  ---------
Total non-performing assets                                            $   4,824      8,372
                                                                       ==========  =========

Non performing loans to total period end loan                               1.05%      1.77%
                                                                       ==========  =========

Non performing assets to total period end loans and other real estate       1.56%      2.92%
                                                                       ==========  =========


The  Company  has  no  restructured  loans.

Liquidity
---------

Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

For the six months ended June 30, 1998, net cash from operating activities was $2.8 million as compared to $2.3 million for the same period in 1997. The increase of $.5 million was primarily caused by a decrease in net income, offset by a lower increase in other assets than in 1997

Cash provided by investing activities was $.3 million versus cash used of $32.6 million for the six months ended June 30, 1998 and 1997, respectively. The loan portfolio decreased by $1.2 million for the first six months of 1998 as compared to an increase of $28.8 million for the same period in 1997. The substantial increase in 1997 came from the growth in the indirect automobile loan portfolio. Net purchases of securities amounted to .5 million in 1998 as compared to net purchases of $2.1 million in 1997. These changes, as well as reductions in fixed asset purchases and higher liquidations of other real estate, provided the cash flow from investing activities for 1998 as opposed to the use of cash in 1997.

Cash used by financing activities was $1.7 million in 1998 versus cash provided of $29.9 million in 1997. Major components contributing to this change were a net increase of $11.3 million in deposits in 1998 versus $8.1 million in 1997 and net repayment of FHLB advances of $12.1 million in 1998 versus borrowing of $22.8 million in 1997.

At June 30, 1998 the Company had additional borrowing capacity from the FHLB of at least $8 million.

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Quantitative  and  Qualitative  Disclosures  about  Market  Risk)
------------------------------------------------------------------

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which includes senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.

Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB.

The Company uses an interest margin simulation model as its primary method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Using the aforementioned simulation model, net earnings projections reflect continued growth in net income when applying the declining interest rate environment as of June 30, 1998 ("Base Case"). The table below, which shows the Company's estimated net earnings sensitivity profile as of June 30, 1998, assumes no changes in the operating environment, but assumes interest rates increase/decrease immediately (rate shock) and remain unchanged thereafter. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of Base Case earnings projections.



                Estimated Percentage  Estimated Percentage
Changes in        Change in Future      Change in Future
Interest Rates       Net Income            Net Income
Basis points         12 Months             24 Months
--------------  --------------------  --------------------
Base Case               -                     -
+200                  (8.08)%               (6.46)%
+100                  (5.41)                (4.59)
-100                   4.75                  3.94
-200                   7.74                  6.11

A secondary method used to identify and manage the Company's interest rate risk profile is the static gap analysis. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

The following table presents an analysis of the Company's interest rate-sensitivity gap position at June 30, 1998. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and the Company's historical experience. It should also be noted that the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments or by factors controllable by the Company such as asset sales.



                               Interest Rate Sensitivity Gap
                                       June 30, 1998
                                   (Dollars in thousands)
                    Maturity/Repricing  Period
                    --------------------------


                                           Within 3   4 to 12    1 to 5     Over 5
                                           Months     Months     Years      Years     Total
                                           --------   ---------  ---------  --------  -------
Interest-earning assets:
Interest-bearing deposits and
  federal funds sold                             --        259        --       --       259
Securities                                    7,643     18,768    37,387   11,306    75,104
Loans                                        90,432      5,015   149,147   63,070   307,664
                                           ---------  ---------  --------  -------  -------
Total interest-earnings assets               98,075     24,042   186,534   74,376   383,027
                                           ---------  ---------  --------  -------  -------

Interest-bearing liabilities:
NOW accounts                                 38,870         --        --       --    38,870
Money market                                 45,546         --        --       --    45,546
Savings                                      64,973         --        --       --    64,973
Certificates of deposits                     51,354     35,534    33,951       --   120,839
FHLB advances                                34,200      1,024     2,520      811    38,555
                                           ---------  ---------  --------  -------  -------
Total interest-bearing liabilities          234,943     36,558    36,471      811   308,783
                                           ---------  ---------  --------  -------  -------

Interest rate sensitivity gap              (136,868)   (12,516)  150,063   73,565    74,244
                                           =========  =========  ========  =======  =======

Cumulative gap                             (136,868)  (149,384)      679   74,244
                                           =========  =========  ========  =======

Cumulative gap as percent of total assets    (32.6%)    (35.6%)       .2%    17.7%
                                           =========  =========  ========  =======


As of June 30, 1998, the Company's three-month gap is a negative $136.9 million, which is $40 million higher than one year ago. While interest-earning assets in this period have declined $2.4 million, interest-bearing liabilities have risen $14.1 million. FHLB advances are up $1 million and deposits rose $13.1 million.

The 12 month cumulative gap is a negative $149.3 million up from a year ago's negative $137.6 million, again due primarily to the FHLB borrowings. However, the gap as a percent of total assets has remained steady at 35%.

The period and cumulative gaps continue to be positive in the 1 to 5 year range and forward.

As part of the Company's active asset liability management, management has identified a program of brokered certificate of deposit sales and is pursuing its establishment. The Company is also considering pursuing a means to market a subordinated debenture issuance.

Capital  Adequacy
-----------------

Total stockholders' equity was $41.8 million at June 30, 1998, which represents an increase of $.1 million or 2.2% from $40.9 million at December 31, 1997. Stockholders' equity increased by $1.8 million due to net income and $.02 million from increased unrealized gains on available for sale securities, but was offset by dividends of $.9 million and net purchases of treasury stock of $.03 million for the six month period ended June 30, 1998.

At June 30, 1998 the Company and its banking subsidiary exceeded the minimum regulatory guidelines for all capital ratios (Tier 1 - 4% and Total Risk-Based Capital - 8%). The Company and Bank also exceeded the minimum regulatory guideline for leverage ratio of 5% for "well-capitalized" institutions. The table below illustrates the Corporation's regulatory capital ratios at June 30, 1998, under current requirements. The Bank's ratios do not differ materially from the Company's. (dollars in thousands):


                                                               Amount   Ratio
                                                               -------  ------
Total capital (to risk weighted assets)                        $41,841   12.9%
Tier 1 capital (to risk weighted assets)                       $41,503   12.8%
Tier I capital (to average assets)                             $41,503   10.1%
Leverage ratio (Tier 1 capital to total assets less goodwill)  $41,503    9.9%


The  ratios  above  are indicative of the Corporation's strong capital position.

Dividends  Per  Share  and  Earnings  Per  Share
------------------------------------------------

No dividends were paid in the quarters ended June 30, 1998 and 1997. A semi-annual dividend of $5.50 was paid February 1, 1998 versus $4.75 in 1997.

Basic earnings per common share is based upon the weighted average number of common shares and equivalents (stock options) outstanding during the period. Since there are no potentially dilutive securities outstanding at June 30, 1998, diluted earnings per share is not presented. The weighted average number of common shares outstanding for the three month periods ended June 30, 1998 and 1997 were 160,493 and 161,146, respectively. The weighted average number of common shares outstanding for the six month periods ended June 30, 1998 and 1997 were 160,528 and 161,297, respectively. Net income used in the calculation of basic earnings per share is net income shown on the condensed consolidated statements of income for the respective periods.

Year  2000
----------

Like other companies, many of the Company's computer programs and other applications were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. The Company began reviewing its year 2000 conversion needs in 1996 and has a project committee that meets to review the status of the conversion. A comprehensive review to identify the systems affected by this issue was completed in 1997 and an implementation plan was compiled and is currently being executed. As a result of the procedures already completed, the Company expects to upgrade existing systems or replace some systems altogether. Considerable progress has been made, including the replacement/conversion of the Company's core operating systems. It is anticipated that all remaining projects will be completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. The remaining systems to be converted/replaced are vendor-supplied, and most vendors have provided the Company with certification or a delivery commitment letter. The Company presently believes that with the conversion to new systems, and vendor delivery of millennium-compliant systems, all material year 2000 compliance issues will be resolved no later than the first quarter of 1999.

A committee continues to direct the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council's (FFIEC) Five Step Program. As of June 30, 1998 the Testing and Contingency Plan Phase of our Y2K Compliance Plan has begun with a goal of completing these phases by December 31, 1998.

The Company is also subject, either directly or indirectly, to the year 2000 issue with respect to external parties, particularly commercial loan customers and transaction processing parties. The Company is addressing its exposure to its commercial loan customers by reviewing customer's plans and procedures for remediating their year 2000 risk. This review is carried out in the context of the Company's annual loan review process. With respect to transaction processing parties, the Company is monitoring their remediation efforts through periodic communication. As these parties begin their testing phase, the Company will be involved in testing its own systems against the remediated systems.

PART  II  --  OTHER  INFORMATION

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES


Item  1.  Legal  proceedings

None

Item  2.  Changes  in  securities

None

Item  3.  Defaults  upon  senior  securities

None

Item  4.  Submission  of  matters  to  a  vote  of  security  holders

None

Item  5.  Other  information

None

Item  6.  Exhibits  and  reports  on  Form  8-K
(a)     Exhibits
None

(b)     Reports  on  Form  8-K
None

                                   SIGNATURES

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          CANANDAIGUA  NATIONAL  CORPORATION
          ----------------------------------
                                       (Registrant)



                August 15, 1998          /s/ George W. Hamlin, IV
                ---------------          ------------------------
                  Date          George W. Hamlin, IV, President


                 August 15, 1998          /s/ Gregory S. MacKay
                 ---------------          ---------------------
                   Date          Gregory S. MacKay, Treasurer