Form 10-Q
period 1998-09-30
CANANDAIGUA NATIONAL CORP
filed 1998-11-13
CIK 759458

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  1998
                                    --------------------

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                   Class     Outstanding at November 10, 1998
                   -----     --------------------------------
                      Common stock, $50.00 par     159,618



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                SEPTEMBER 30, 1998



PART I -- FINANCIAL INFORMATION                                        Page
                                                                     ---------
Item 1.  Financial Statements

Condensed consolidated balance sheets at September 30, 1998 and
  December 31, 1997.                                                         1

Condensed consolidated statements of income for the three month
  and nine month periods ended September 30, 1998 and 1997.                  3

Condensed consolidated statements of stockholders' equity for the
  nine month period ended September 30, 1998 and 1997.                       4

Condensed consolidated statements of cash flows for the nine
  month period ended September 30, 1998 and 1997.                            5

Notes to condensed consolidated financial statements at September
                                                                     30, 1998.  6

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                        8

Item 3.  Qualitative and Quantitative Disclosures about Market Risk
 This information is incorporated by reference in Part I, Item 2,
 Interest Rate Sensitivity and Asset/Liability Management Review.           12
-------------------------------------------------------------------



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16
Item 2.  Changes in Securities                                              16
Item 3.  Defaults Upon Senior Securities                                    16
Item 4.  Submission of Matters to a Vote of Security Holders                16
Item 5.  Other Information                                                  16
Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  17

PART  I  --  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                     CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets (unaudited)
                       (Dollars in thousands, except per share data)


                                                              September 30,   December 31,
                                                                  1998            1997
                                                             ---------------  -------------
ASSETS
-----------------------------------------------------------
Cash and due from banks                                      $       23,434         19,397
Interest-bearing deposits with other banks                              421            250
Securities:
Securities available for sale, at fair value                            356            394
Securities held-to-maturity (fair value of $72,195 in 1998           70,851         70,987
                                                             ---------------  -------------
and $71,284 in 1997)
Total securities                                                     71,207         71,381
                                                             ---------------  -------------
Loans:
Commercial, financial & agricultural                                 49,908         37,610
Commercial mortgage                                                  82,483         81,035
Residential mortgage                                                 77,485         87,786
Consumer-indirect                                                    82,294         73,211
Consumer-other                                                       14,587         15,245
Other                                                                 2,769         12,138
Loans held for sale                                                   3,960          2,119
                                                             ---------------  -------------
Total loans                                                         313,486        309,144
Less:  Allowance for loan losses                                     (3,368)        (3,153)
                                                             ---------------  -------------
Loans - net                                                         310,118        305,991
                                                             ---------------  -------------
Premises and equipment - net                                         11,213         11,184
Accrued interest receivable                                           2,476          2,372
FHLB and FRB stock                                                    3,548          3,118
Other assets                                                          5,704          5,249
                                                             ---------------  -------------
Total Assets                                                 $      428,121        418,942
                                                             ===============  =============






                                   (Continued)





                    CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets (unaudited), continued
                      (Dollars in thousands, except per share data)


                                                           September 30,   December 31,
                                                               1998            1997
                                                          ---------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
Deposits:
Non-interest bearing                                      $       64,496         73,297
Interest bearing                                                 290,136        251,464
                                                          ---------------  -------------
Total deposits                                                   354,632        324,761
FHLB advances                                                     28,149         50,667
Accrued interest payable and other liabilities                     3,612          2,582
                                                          ---------------  -------------
Total Liabilities                                                386,393        378,010
                                                          ---------------  -------------

Stockholders' Equity:
Common stock, $50 par value; 240,000 shares authorized;
162,208 issued and outstanding in 1998 and 1997                    8,110          8,110
Additional paid-in-capital                                         8,489          8,489
Retained earnings                                                 25,830         24,742
Treasury stock at cost (2,387 and 1,642 shares,
respectively)                                                       (797)          (528)
Accumulated other comprehensive income                                96            119
                                                          ---------------  -------------
Total Stockholders' Equity                                        41,728         40,932
                                                          ---------------  -------------
Total Liabilities and Stockholders' Equity                $      428,121        418,942
                                                          ===============  =============














See  notes  to  condensed  consolidated  financial  statements



                              CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                           Condensed Consolidated Statements of Income (unaudited)
                                (Dollars in thousands, except per share data)


                                                     Three months ended   Nine months ended
                                                        September 30,       September 30,
                                                     -------------------  -----------------
                                                            1998                1997          1998     1997
                                                     -------------------  -----------------  -------  ------
Interest income:
Loans, including fees                                $             6,919              6,400  $20,035  18,501
Securities                                                         1,017                915    3,006   2,933
Federal funds sold and other                                           8                 11       46      13
                                                     -------------------  -----------------  -------  ------
Total interest income                                              7,944              7,326   23,087  21,447
                                                     -------------------  -----------------  -------  ------
Interest expense:
Deposits                                                           2,773              2,388    7,797   7,125
Borrowings                                                           363                448    1,501     919
                                                     -------------------  -----------------  -------  ------
Total interest expense                                             3,136              2,836    9,298   8,044
                                                     -------------------  -----------------  -------  ------
Net interest income                                                4,808              4,490   13,789  13,403
Provision for loan losses                                            212                260      641     725
                                                     -------------------  -----------------  -------  ------
Net interest income after provision for loan losses                4,596              4,230   13,148  12,678
                                                     -------------------  -----------------  -------  ------

Other income:
Service charges on deposit accounts                                  504                395    1,281   1,202
Trust                                                                585                404    1,724   1,236
Other                                                                523                 74    1,401     542
                                                     -------------------  -----------------  -------  ------
Total other income                                                 1,612                873    4,406   2,980
                                                     -------------------  -----------------  -------  ------

Operating expenses:
Salaries & employee benefits                                       2,716              2,346    7,395   6,694
Occupancy                                                            773                719    2,296   1,964
Stationery, supplies & postage                                       222                131      577     432
Other                                                                984                680    2,998   2,206
                                                     -------------------  -----------------  -------  ------
Total operating expenses                                           4,695              3,876   13,266  11,296
                                                     -------------------  -----------------  -------  ------

Income before income taxes                                         1,513              1,227    4,288   4,362
Provision for income taxes                                           459                160    1,434   1,017
                                                     -------------------  -----------------  -------  ------
Net income                                           $             1,054              1,067  $ 2,854   3,345
                                                     ===================  =================  =======  ======

Basic earnings per share                             $              6.57               6.64  $ 17.79   20.77
                                                     ===================  =================  =======  ======


See  notes  to  condensed  consolidated  financial  statements.



                                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                      Condensed Consolidated Statements of Stockholders' Equity (unaudited)
                           For the nine month period ended September 30, 1998 and 1997
                                  (Dollars in thousands, except per share data)


                                            Accumulated
                                             Additional    Other
                                               Common     Paid in  Retained   Treasury   Comprehensive
                                               Stock      Capital  Earnings     Stock        Income       Total
                                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 1998                  $      8,110    8,489    24,742       (528)            119   40,932
Comprehensive income:
Change in unrealized
gain on securities
available-for-sale, net
of taxes of $15                                        -        -         -          -             (23)     (23)
Net income                                             -        -     2,854          -               -    2,854
                                            ------------  -------  ---------  ---------  --------------  -------
Total comprehensive
income                                                 -        -     2,854          -             (23)   2,831
                                            ------------  -------  ---------  ---------  --------------  -------
Cash dividend - $11.00 per
share                                                  -        -    (1,766)         -               -   (1,766)
Sale of 10 shares of treasury stock                    -        -         -          3               -        3
Purchase of 755 shares of treasury stock               -        -         -       (272)              -     (272)
                                            ------------  -------  ---------  ---------  --------------  -------
Balance at September 30, 1998               $      8,110    8,489    25,830       (797)             96   41,728
                                            ============  =======  =========  =========  ==============  =======

Balance at January 1, 1997                  $      8,110    8,489    22,616       (174)             78   39,119
Comprehensive income:
Change in unrealized
gain on securities
available-for-sale, net
of taxes of $15                                        -        -         -          -              35       35
Net income                                             -        -     3,345          -               -    3,345
                                            ------------  -------  ---------  ---------  --------------  -------
Total comprehensive income                             -        -     3,345          -              35    3,358
                                            ------------  -------  ---------  ---------  --------------  -------
Cash dividend - $10.00 per share                       -        -    (1,609)         -               -   (1,609)
Sale of 139 shares of treasury stock                   -        -        (2)        44               -       42
Purchase of 1,161 shares of treasury stock
                                                       -        -         -       (375)              -     (375)
                                            ------------  -------  ---------  ---------  --------------  -------
Balance at September 30, 1997               $      8,110    8,489    24,350       (505)            113   40,557
                                            ============  =======  =========  =========  ==============  =======



See  notes  to  condensed  consolidated  financial  statements.



                            CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                       Condensed Consolidated Statements of Cash Flows (unaudited)
                       For the nine month period ended September 30, 1998 and 1997
                              (Dollars in thousands, except per share data)


                                                                                September 30,
                                                                               ---------------

                                                                                    1998          1997
                                                                               ---------------  --------
Cash flow from operating activities:
Net income                                                                     $        2,854     3,345
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                                           1,582     1,147
Accretion and amortization                                                               (143)     (104)
Provision for loan losses                                                                 641       729
Writedown of other real estate owned                                                       50         -
Deferred income taxes                                                                    (231)        -
Originations of loans held for sale                                                   (78,227)  (22,416)
Proceeds from sale of loans held for sale                                              76,386    22,416
(Increase) decrease in accrued interest receivable                                       (104)      (56)
(Increase) in other assets                                                               (703)   (1,287)
Increase in accrued interest payable and other liabilities                              1,045        28
                                                                               ---------------  --------
Net cash from operating activities                                                      3,150     3,802
                                                                               ---------------  --------

Cash flows from investing activities:
Securities held to maturity:
Proceeds from calls and maturities                                                     24,352    29,955
Purchases                                                                             (24,073)  (30,126)
Purchase of FRB & FHLB stock                                                             (430)   (1,074)
Loans made, net of principal payments                                                  (2,927)  (36,499)
Fixed asset purchases, net                                                             (1,477)   (2,543)
Proceeds from sale of other real estate                                                 1,057         -
Investment in minority owned subsidiary                                                  (762)     (678)
                                                                               ---------------  --------
Net cash used by investing activities                                                  (4,260)  (40,965)
                                                                               ---------------  --------

Cash flows from financing activities:
Net increase in demand, savings and short term deposits                                19,288    24,584
Proceeds from issuance of certificates of deposit net of matured certificates          10,583       123
Net overnight FHLB advances                                                           (10,406)   21,392
Proceeds from term FHLB advances                                                        7,900         -
Principal repayments on term FHLB advances                                            (20,012)        -
Proceeds from sale of treasury stock                                                        3        42
Purchase of treasury stock                                                               (272)     (375)
Dividends paid                                                                         (1,766)   (1,609)
                                                                               ---------------  --------
Net cash provided by financing activities                                               5,318    44,157
                                                                               ---------------  --------

Net increase in cash & cash equivalents                                                 4,208     6,994
Cash & cash equivalents - beginning of period                                          19,647    19,173
                                                                               ---------------  --------
Cash & cash equivalents-end of period                                          $       23,855    26,167
                                                                               ===============  ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                       $        9,208     8,078
                                                                               ===============  ========
Taxes                                                                          $        1,462       581
                                                                               ===============  ========
Supplemental disclosure of non-cash investing activity:
Additions to other real estate owned acquired through foreclosure,
net of loans to facilitate sales                                               $            -     1,420
                                                                               ===============  ========


See  notes  to  condensed  consolidated  financial  statements.

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1997 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

(2)     Comprehensive  Income
        ---------------------

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income includes a company's reported net income adjusted for items that are currently accounted for as direct entries to stockholders' equity, such as the mark to market adjustment on securities available for sale. The Company's only sources of comprehensive income are net income and changes in unrealized gains (losses), net of taxes, on available-for-sale securities. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet date. The adoption of this statement resulted in no reclassification of prior period amounts, because the Company has not realized any gains or losses on the sale of its available-for-sale securities in the past three years.

(3)     New  Accounting  Pronouncements
        -------------------------------

FASB Statement No. 134 entitled "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued in October 1998. This statement requires enterprises engaged in mortgage banking activities to classify mortgage-backed securities and other beneficial interests retained after a securitization of mortgage loans held for sale based on their ability and intent to sell or hold those assets. While this statement is effective for the Company for the fiscal quarter beginning January 1, 1999 and earlier adoption is permitted, the statement is not expected to impact the Company, because it does not securitize mortgage loans held for sale.

FASB  Statement  No.  133  entitled  "Accounting  for Derivative Instruments and
Hedging Activities" was issued in June 1998. This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement is effective for the Company for fiscal quarters beginning January 1, 2000. Earlier adoption is permitted. Management anticipates adopting the provision of this statement in 2000, however its impact has not yet been evaluated.

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

FASB Statement No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" was issued in September 1997. This Statement is effective for the Company beginning with its year end December 31, 1998 financial statements. The statement establishes standards for the way public companies report information about operating segments in their annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, services, geographic areas and major customers. This statement may increase the Company's financial disclosures but will have no impact on operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     September  30,  1998

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

Forward-looking  Statements
---------------------------

When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions, as well as discussion regarding the "Year 2000 issue," are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview
--------

At September 30, 1998 the Company's assets reached a record $428 million. Total assets increased $9.2 million or 2.2% in the first nine months of 1998. Loans increased $4.1 million or 1.4% while securities decreased $.2 million or 0.1%. During the same period, deposits increased $29.9 million or 9.2% and borrowings (from the FHLB) decreased $22.5 million or 44.4%. Funds generated through deposit inflows were used to increase loan originations and reduce FHLB borrowings during the period.

Net income for the three-month period ended September 30, 1998 remained steady at $1.1 million as compared to the same period in 1997. Basic earnings per share decreased by $.07 or 1.0% over the same period, primarily due to a lower tax rate for the first nine months of 1997. For the nine month period net income declined $.5 million or 14.7% and basic earnings per share decreased by $2.99 or 14.4%. The decrease in net income for the nine month period was a result of a significant legal expense reimbursement in 1997 relating one large credit and one-time charges taken in the first half of 1998 related to the completion of the Company's core banking system conversion. Also a portion of the increased operating expenses was derived from one of the Company's mortgage banking subsidiaries, which was not acquired until late 1997; and, the Company's effective tax rate increased to 33% from 23% for the nine month period. For the three and nine months ended September 30, 1998, net interest income increased $.3 million or 7.1% and $.4 million or 2.9%, respectively over the same periods in 1997 and is reflective of the growth in interest income from the Company's indirect automobile loan portfolio offset by the growth in interest expense from FHLB borrowings during the same period.

The quality of the Company's assets continued to improve with non-performing loans less than 1% of total loans at September 30, 1998. The allowance for loan losses exceeds the balance of nonperforming loans at the period end. Other real estate owned also continues to decline. As a result of these trends the provision for loan loss declined to $.6 versus $.7 for the nine-month periods ended September 30, 1998 and 1997, respectively.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

As of September 30, 1998, total assets of the Company were $428.1 million, up from $418.9 million at year end 1997. Cash and equivalents increased $4.2 million to $23.9 million. Securities showed a minor decrease of $.2 million to $71.2 million. Net loans increased $4.1 million to $310.1 million, and all other assets rose $1.0 million to $22.9 million. The growth in loans has come in the second and third quarters of 1998, following a $10.0 million decline in the first quarter. Although market interest rates continue to result in loan portfolio payoffs and refinancings, the Company continues to encounter local loan demand for commercial and residential mortgages, as well as indirect automobile loans, and anticipates further portfolio loan growth into the fourth quarter.

Total deposits at September 30, 1998 were $354.6 million and were up $29.8 million from December 31, 1997. For the same period borrowings from FHLB were down $22.6 million to $28.1 million. Other liabilities increased by $1.0 million to $3.6 million. The decline in borrowings is a direct result of deposit growth. Deposit growth since December 31, 1997 has come in all interest-bearing types: interest-bearing demand up $7.8 million, savings and money market up $1.5 million and certificates of deposit up $17.1 million. Deposit growth is coming from a number of sources, including the introduction of our Generations Gold suite of accounts, our Business Choice Sweep account, our "CD Specials" and non-interest bearing accounts. Historically, the Company's fourth quarter shows some deposit runoff. Management anticipates the November opening of our Webster Community Office will have somewhat of an offsetting effect on this historical trend.

For the three months ending September 30, 1998, average interest earning assets, increased $32.3 million to $388.1 million from $355.8 million at December 31, 1997. The yields on these assets were 8.19% and 8.35%, respectively; the decline resulting from mortgage loan refinancings. For the same period, average interest bearing liabilities increased $25.2 million to $310.2 million from $285.0 at December 31, 1997. Rates paid on these liabilities were 4.04% and 3.94%, respectively. This 26 basis point drop in interest spread had a $.3 million negative impact on net interest income for the quarter ended September 30, 1998. In 1998 the Company's net interest margin has declined to 4.96% and 4.83% for the three and nine month periods ended September 30, 1998 versus 5.19% for the year ended December 31, 1997. The declining trend on net interest margin and spread showed some leveling off in the third quarter of 1998; however, market reaction to the Federal Reserve Board's recent interest rate cuts may result in furthering this trend. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion.

Other income for the quarter ended September 30, 1998 nearly doubled to $1.6 million over the same quarter in 1997. The increase was reflected in service charges, attributed increased transaction volume and changes in account fee structures; trust income, due to growth in assets under management; and other, due to increased commissions at the Company's mortgage banking subsidiary - Home Town Funding.

Operating expenses increased $.8 million for the quarter ended September 30, 1998 to $4.7 million versus $3.9 million for the 1997 second quarter, reflected mostly in salaries and other operating expenses. The increase in both categories for the period was due primarily to the Company's acquisition of Home Town Funding in late 1997.

Capital  Adequacy
-----------------

Total stockholders' equity was $41.7 million at September 30, 1998, which represents an increase of $.8 million or 1.9% from $40.9 million at December 31, 1997. Stockholders' equity increased by $2.9 million due to net income, but was offset by $.02 million of unrealized losses on available for sale securities, dividends of $1.8 million and net purchases of treasury stock of $.3 million for the nine month period ended September 30, 1998.

At September 30, 1998 the Company and its banking subsidiary exceeded the minimum regulatory guidelines for all capital ratios (Tier 1 - 4% and Total Risk-Based Capital - 8%). The Company and Bank also exceeded the minimum regulatory guideline for leverage ratio of 5% for "well-capitalized" institutions. The table below illustrates the Corporation's regulatory capital ratios at September 30, 1998, under current requirements. The Bank's ratios do not differ materially from the Company's. (dollars in thousands):




                                                               Amount   Ratio
                                                               -------  ------
Total capital (to risk weighted assets)                        $41,728   13.3%
Tier 1 capital (to risk weighted assets)                       $41,290   13.1%
Tier I capital (to average assets)                             $41,290    9.8%
Leverage ratio (Tier 1 capital to total assets less goodwill)  $41,290    9.7%



Dividends  Per  Share  and  Earnings  Per  Share
------------------------------------------------

Dividends paid to shareholder in 1998 increased to $11.00 per share or 10% over 1997. A semi-annual dividend of $5.50 was paid on February 1, 1998 and August 1, 1998. Comparative 1997 amounts were $4.75 in February and $5.25 in August, totaling $10.00.

Basic earnings per common share is based upon the weighted average number of common shares and equivalents (stock options) outstanding during the period. Since there are no potentially dilutive securities outstanding at September 30, 1998, diluted earnings per share is not presented. The weighted average number of common shares outstanding for the three month periods ended September 30, 1998 and 1997 were 160,356 and 160,639, respectively. The weighted average number of common shares outstanding for the nine month periods ended September 30, 1998 and 1997 were 160,450 and 161,074, respectively. Net income used in the calculation of basic earnings per share is net income shown on the condensed consolidated statements of income for the respective periods.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------


Changes  in  the  allowance  for  loan  losses  for the nine month periods ended
September  30,  1998  and  1997  are  as  follows  (dollars  in  thousands):


                                                      September 30,
                                                     ---------------
                                                          1998         1997
                                                     ---------------  ------
Balance at beginning of period                       $        3,153   2,675
Provision for loan losses                                       641     725
Loans charged off                                              (859)   (605)
Recoveries on loan previously charged off                       433     245
                                                     ---------------  ------
Balance at end of period                             $        3,368   3,040
                                                     ===============  ======

Allowance as a percentage of total period end loans            1.07%   1.04%
                                                     ===============  ======

Allowance as a percentage of non performing loans             109.7%   58.9%
                                                     ===============  ======

At September 30, 1998, the recorded investment in loans that are considered impaired totaled $2.6 million as compared to $3.1 million at December 31, 1997 and $4.4 million at September 30, 1997. The average recorded investment in impaired loans during the nine month periods ended September 30, 1998 and 1997 were approximately $2.6 million and $4.7 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans decreased over the twelve month period by $2.8 million to $3.1 million at September 30, 1998 as compared to $5.9 million at September 30, 1997. The decrease has come across all loan types - commercial, residential real estate and consumer loans. Management attributes the decrease to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.

Other real estate owned consists of five parcels of property, all commercial, for $1.4 million. The decline in other real estate owned from the same period in 1997 is a result of the Company's foreclosure on $ 2.1 million in real estate assets in May 1997 offset by the liquidation of portions of this and other properties. While other real estate owned has trended downward during 1998, the Company did foreclose on one commercial real estate property in October, resulting in an addition of $263,000; however, total other real estate owned remains below December 31, 1997's.

Non-Performing  Assets


                                     Non-Performing Assets
                                     (Dollars in thousands)


                                                                        September 30,
                                                                       ---------------
                                                                            1998         1997
                                                                       ---------------  ------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural                                   $          245     264
Real estate-commercial                                                            108     652
Real estate-residential                                                           111     359
Consumer                                                                           51     202
                                                                       ---------------  ------
Total past due 90 days or more and accruing                                       515   1,477
                                                                       ---------------  ------

Loans in non-accrual status
Commercial, financial & agricultural                                            1,440   1,333
Real estate-commercial                                                            753   2,327
Real estate-residential                                                           362     700
Consumer                                                                            -      85
                                                                       ---------------  ------
Total non-accrual loans                                                         2,555   4,445
                                                                       ---------------  ------
Total non-performing loans                                                      3,070   5,922
                                                                       ---------------  ------

Other real estate owned
Commercial                                                                      1,383   2,560
Residential                                                                         -       -
                                                                       ---------------  ------
Total other real estate owned                                                   1,383   2,560
                                                                       ---------------  ------
Total non-performing assets                                            $        4,453   8,482
                                                                       ===============  ======

Non performing loans to total period end loan                                    0.98%   1.77%
                                                                       ===============  ======

Non performing assets to total period end loans and other real estate            1.41%   2.92%
                                                                       ===============  ======


The  Company  has  no  restructured  loans.

Liquidity
---------

Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand for cash from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

For the nine months ended September 30, 1998, net cash from operating activities was $3.2 million as compared to $3.8 million for the same period in 1997. The decrease of $.4 million was primarily caused by a decrease in net income.

Cash used by investing activities was $4.3 million versus $40.9 million for the nine months ended September 30, 1998 and 1997, respectively. The reduction in cash used in investing activities is primarily attributed to slower indirect automobile loan growth relative to 1997.

Cash provided by financing activities was $5.3 million in 1998 versus of $44.2 million in 1997. Major components contributing to this change were a net increase of $29.8 million in deposits in 1998 versus $24.7 million in 1997 and net repayment of FHLB advances of $22.5 million in 1998 versus borrowing of $21.4 million in 1997.

At September 30, 1998 the Company had additional borrowing capacity from the FHLB of at least $12 million.

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Quantitative  and  Qualitative  Disclosures  about  Market  Risk)
------------------------------------------------------------------

Recently the Federal Reserve Board lowered the federal funds rate (the rate on interbank borrowings) twice to 5.00% from 5.50%. In reaction to these reductions, major Wall Street banks lowered their prime rate. On October 30, 1998 the Bank lowered its prime rate 40 basis points to 8.29%. To partially offset the anticipated lower interest income, the Bank also lowered rates between 15 to 25 basis points on interest checking, savings and insured money market ,as well as short-term CD's were lowered. The combined effect of these actions are expected to cost the Company less than $100,000 per year.

Using a simulation model (discussed in prior filings), net earnings projections reflect continued growth in net interest income when applying the declining interest rate environment as of September 30, 1998 ("Base Case"). The table below, which shows the Company's estimated net earnings sensitivity profile as of September 30, 1998; assumes no changes in the operating environment, but assumes interest rates increase/decrease immediately (rate shock) and remain unchanged thereafter. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of Base Case earnings projections.




                      Changes in Interest       Estimated Percen-
                          Rates                  tage Change in
                       (basis points)           Future Net Income
                      --------------------    --------------------
                          12 Months                24 Months
                      --------------------    --------------------
 Base Case                --                       --
 +200                  (9.56)%                   (7.37) %
 +100                  (6.27)                    (5.18)
 -100                   5.56                      4.45
 -200                   9.28                      7.09

A secondary method used to identify and manage the Company's interest rate risk profile is the static gap analysis. The following table presents an analysis of the Company's interest rate-sensitivity gap position at September 30, 1998. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date adjusted by forecasted prepayment and decay rates. Asset prepayment and liability decay rates are selected after considering the current rate environment, industry prepayment and decay rates and the Company's historical experience. It should also be noted that the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments or by factors controllable by the Company such as asset sales.



                                      Interest Rate Sensitivity Gap
                                           September 30, 1998
                                         (Dollars in thousands)


                                                            Maturity/Repricing Period
                                       ----------------------------------------------------------------
                                               Within 3             4 to 12    1 to 5    Over 5
                                                Months              Months      Years    Years    Total
                                        -----------------------  ----------   -------   ------   -------
Interest-earning assets:
Interest-bearing deposits and federal
funds sold                                                    --        421        --       --       421
Securities                                                 7,390     20,378    34,886   12,101    74,755
Loans                                                     83,769      4,789   152,797   72,131   313,486
                                       --------------------------  ---------  --------  -------  -------
Total interest-earnings assets                            91,159     25,588   187,683   84,232   388,662
                                       --------------------------  ---------  --------  -------  -------

Interest-bearing liabilities:
NOW accounts                                              48,360         --        --       --    48,360
Money market                                              53,508         --        --       --    53,508
Savings                                                   64,097         --        --       --    64,097
Certificates of deposits                                  53,179     37,772    33,220       --   124,171
FHLB advances                                             23,300      1,524     2,520      805    28,149
                                       --------------------------  ---------  --------  -------  -------
Total interest-bearing
liabilities                                              242,444     39,296    35,740      805   318,285
                                       --------------------------  ---------  --------  -------  -------

Interest rate sensitivity gap                           (151,285)   (13,708)  151,943   83,427    70,377
                                       ==========================  =========  ========  =======  =======

Cumulative gap                                          (151,285)  (164,993)  (13,050)  70,377
                                       ==========================  =========  ========  =======

Cumulative gap as percent of total
assets                                                    (35.3%)    (38.5%)    (3.0%)    16.4%
                                       ==========================  =========  ========  =======


As of September 30, 1998, the Company's three-month gap is a negative $151.3 million, which is $4 million less than one year ago. While interest-earning assets in this period have increased $6.0 million, interest-bearing liabilities have only risen $2.0 million. FHLB advances are down $8.7 million and deposits rose $10.7 million.

The 12 month cumulative gap is a negative $165.0 million down from a year ago's negative $168.0 million, again due primarily to reduced FHLB borrowings overall and extending their maturities. However, the cumulative gap as a percent of total assets has declined to 38.5% at September 30, 1998 from 41.2% at September 30, 1997.

The  period  gaps  continue to be positive in the 1 to 5 year range and forward.

As part of the Company's active asset liability management, the Company sold, in October 1998, $10 million of nationally brokered certificates of deposit with maturities ranging from two to three years. (These are not reflected in the table above). The Company is also considering pursuing a means to market a subordinated debenture issuance.


Year  2000
----------

The Company began reviewing its year 2000 conversion needs in 1996 and has a project committee that meets to review the status of the conversion. The committee continues to direct the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council's (FFIEC) Five Step Program, which includes the following:
1.     Awareness  Phase
2.     Assessment  Phase
3.     Renovation  Phase
4.     Validation  Phase
5.     Implementation  Phase

The Company has segregated its systems into two main categories: (1) Mission Critical and (2) Other. Mission Critical systems are those systems (hardware and software) that are vital to the successful continuance of the Canandaigua National Bank and Trust's core banking and trust operations. Other systems are those used by the Company and its related non-bank subsidiaries that are considered non-mission critical.

A comprehensive review to identify the systems affected by the year 2000 issue was completed in 1997 and an implementation plan was compiled and is currently being executed. As a result of the procedures already completed, the Company expects to upgrade existing systems or replace some systems altogether.

Considerable progress has been made, including the replacement/conversion of the Bank's core operating systems. It is anticipated that all remaining projects will be completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. In the opinion of management our "opportunity cost" from 1996 through 2000 approximates $3.0 million and is based upon an estimate of the time for internal staff to complete testing and remediation efforts multiplied by an estimated hourly rate. Out-of-pocket costs for testing and other services are estimated at no more than $300,000, most of which will be expended in 1999.

As of September 30, 1998, for Mission Critical systems, the Company has completed steps 1 and 2 and is currently on steps 3 and 4 (Renovation and Validation Phases) of our Y2K Compliance Plan with a goal of completing these phases by December 31, 1998. The remaining systems to be converted/replaced are vendor-supplied, and most vendors have provided the Company with certification or a delivery commitment letter. The Company presently believes that with the conversion to new systems, and vendor delivery of millennium-compliant systems, all material year 2000 compliance issues will be resolved no later than the first quarter of 1999.

While deemed remote by management, if the Company's systems were to cease processing due to a year 2000 failure, any interruption would likely be short-lived. And because substantially all of our income and expenses are earned (paid) on an accrual basis, any anticipated direct losses which may result from a year 2000 related system failure would not be expected to be material over the long term. The Company can continue to earn (and pay) interest in the event of an operating disruption. The Company assesses its worst case Year 2000 scenarios to include: (1) material credit losses due to Year 2000 failures adversely affecting its commercial banking customer base and (2) liquidity strain resulting from potential disruption of the financial markets stemming from significant Year 2000 failures.

Because of these potential risks, the Company has developed and is implementing the following plans:


The Company has prepared a business continuity plan for its Bank operations to consider the impact of Year 2000. The plan will include, at a minimum:

1.     Identification  of  responsible  individual  or  team,  and key personnel
required  for   business  resumption.
2.     Development  of  a  recovery  plan  for  each  core  business  process.
3. Creation of a master list of customer, clients, suppliers, institutions that share data.
4. An inventory of machines, documents, electronic files required for resumption.
5.     Identification  of  a  location  for  business  resumption.
6.     Creation  of  printouts  of  warehoused  (in-process)  transactions.
7.     Use  of  manual  processing  procedures  if  necessary.
8.     Training  of  key  personnel  to  implement  plan.

Testing of the Business Resumption Contingency Plans will be performed during 1999.

The Company is also subject, either directly or indirectly, to the year 2000 issue with respect to external parties, particularly commercial loan customers and transaction processing parties. The Bank is addressing its exposure to its commercial loan customers by reviewing customers' plans and procedures for remediating their year 2000 risk. This review is carried out in the context of the Bank's annual loan review process, which includes a Y2K assessment questionnaire for completion by borrowers. By September 30, 1998 the Bank had reviewed a majority of its commercial loan customers and had classified the entire loan portfolio in a "high-medium-low Y2K risk" rating system. Using this system, management assessed the Bank's risk of loan loss. Through this assessment process the Company has concluded that no special provision for loan loss is necessary at this time to address the Y2K risk.

The Company's most important third party vendors are the Federal Reserve Bank of New York (Fedline), NYCE, and NYACH. Each of these vendors plays a role in the payment exchange system, such as check clearing, ATM processing and ACH postings. A failure of any or all of these vendors to carry out their functions would result in a delay in posting customer transactions. The Company has established testing dates with each of these vendors. For some, testing has already started.

PART  II  --  OTHER  INFORMATION

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item  1.  Legal  proceedings

None

Item  2.  Changes  in  securities

None

Item  3.  Defaults  upon  senior  securities

None

Item  4.  Submission  of  matters  to  a  vote  of  security  holders

None

Item  5.  Other  information

At its regular monthly meeting in September 1998, the Board of Directors elected James S. Fralick a director of the Company. Mr. Fralick is 56 years old and is an adjunct professor of economics at the University of Rochester's Simon School and Syracuse University's Maxwell School. Mr. Fralick is also president of Willow Point Economics, LLC - a consulting firm producing economic analysis and market strategy for large institutional money managers and traders as well as individual investors. From 1993 to January 1998 he was Principal and Director of European Economic Research at Morgan Stanley and Co. Mr. Fralick has also served as the senior economist to the Board of Governors of the Federal Reserve System.

Also at its regular monthly meeting in November 1998, the Board of Directors elected Richard P. Miller, Jr. a director of the Company. Mr. Miller is 55 years old and is the Senior Vice President and Chief Operating Officer of the University of Rochester. Mr. Miller has been an employee of the University of Rochester since 1987.

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






    CANANDAIGUA NATIONAL CORPORATION
-------------------------------------
(Registrant)


November 13, 1998                      /s/ George W. Hamlin, IV
-------------------------------------  -------------------------------
Date                                   George W. Hamlin, IV, President


November 13, 1998                      /s/ Gregory S. MacKay
-------------------------------------  -------------------------------
Date                                   Gregory S. MacKay, Treasurer
