Form 10-K
period 1998-12-31
CANANDAIGUA NATIONAL CORP
filed 1999-04-01
CIK 759458

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549
                                     FORM  10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For  the  fiscal  year  ended  December  31,  1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to ____________ Commission File Number 2-94863

                           CANANDAIGUA  NATIONAL  CORPORATION
                           ----------------------------------
               (Exact  name  of  Registrant  as  specified  in  its  charter)

                        New  York                             16-1234823
                        ---------                             ----------
              (State  of Incorporation)        (IRS Employer Identification No.)

      72  South  Main  Street,  Canandaigua,  NY                        14424
      ------------------------------------------                        -----
       (Address  of  principal  executive  offices)                  (Zip  Code)

Registrant's  telephone  number,  including  area  code  (716)  394-4260

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                              240,000  shares  $50  par  common
                              ---------------------------------
                                    (Title  of  class)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  been  subject  to  such filing requirements for the past 90 days. Yes   [X]
No   [  ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of
Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1999.

     Common Stock, $50.00 par value - described on page 8 of 1998 Annual Report and Common Stock Data disclosed on page 30 of the Annual Report are incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 1999. 159,531 shares, common stock, $50.00 par value

     The Company's stock is not actively traded nor is it traded in the over-the-
     counter market. In addition, it is not listed with a national securities exchange.
     Due to the limited number of transactions, the weighted average sale price disclosed on page 30 of the Annual Report may not be indicative of the actual
     market  value  of  the  Company's  stock.

                        Documents  Incorporated  by  Reference
                      ---------------------------------------------------

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders held on March 10, 1999 are incorporated by reference into Part III.

This annual report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of
1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions, as well as discussion regarding the "Year 2000 issue," are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     CANANDAIGUA  NATIONAL  CORPORATION
     FORM  10-K
     INDEX
                                                                Page No.
PART  I.
Item  1.  Business                                                    4

Item  2.  Properties                                                 18

Item  3.  Legal  Proceedings                                         19

Item  4.  Submission  of  Matters  to  a  Vote  of
             Security  Holders                                       19

PART  II.
Item  5.  Market  for  the  Registrant's  Common  Stock
              and  Related  Security  Holder  Matters                20

Item  6.  Selected  Financial  Data                                  20

Item  7.  Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results  of  Operation       20

Item  7A.  Quantitative  and  Qualitative  Disclosures  About
             Market  Risk                                            24

Item  8.  Financial  Statements  and  Supplementary  Data            29

Item  9.  Changes  in  and  Disagreements  with  Accountants
            on  Accounting  and  Financial  Disclosure               29

PART  III.
Item  10.  Directors  and  Executive  Officers  of
          the  Registrant                                            30

Item  11.  Executive  Compensation                                   31

Item  12.  Security  Ownership  of  Certain
              Beneficial  Owners  and  Management                    33

Item  13.  Certain  Relationships  and  Related  Transactions        33

PART  IV.
Item  14.  Exhibits,  Financial  Statement
          Schedules  and  Reports  on  Form  8-K                     34

Signatures                                                           35

PART  I

Item  1.  Business

Canandaigua  National  Corporation

     The Canandaigua National Corporation, referred to as The Corporation, is a one-bank holding company which builds lasting customer relationships by providing comprehensive financial solutions to individuals, be they building families or businesses. It was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The formation of the bank holding company was consummated on May 31, 1985, through the exchange of 80,000 shares of Canandaigua National Corporation $50 par value common stock for all of the outstanding shares of The Canandaigua National Bank and Trust Company. The one-bank holding company serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Corporation acquired Greater Funding of New York, Inc. The Corporation acquired 100% of Home Town Funding, Inc. (HTF) during 1997. HTF offers mortgage products that the bank is not licensed to offer, therefore offering the Corporation's customers a larger range of products. HTF is engaged in underwriting and funding mortgages in western New York State. HTF typically resells residential mortgages to unaffiliated entities, which service the loans. On January 1, 1999 the Corporation merged the mortgage banking operations of HTF and Greater Funding of New York, Inc (GFNYI), a mortgage banking company acquired in 1996. The Bank will remain the principal source of the Corporation's operating revenue and net income.

The  Canandaigua  National  Bank  and  Trust  Company

     The Canandaigua National Bank and Trust Company ("Bank") was incorporated under the laws of The United States of America as a national bank in 1887. Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York and several locations in Ontario County and at its Monroe County community banking offices in Webster (town of Penfield), Mendon and Pittsford, New York.

     As of December 31, 1998, Bank had total assets of $422,783,000; total capital of $36,870,000; and total deposits of $376,635,000. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment and insurance products. These products are delivered by employees through a "life-stage" marketing concept, whereby customers' needs are anticipated and evaluated based upon their life stage (e.g. growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of eleven community banking offices, which include drive-up facilities and automatic teller machines, its customer call center, the internet and other remote cash-dispensing machines. The locations and staffing of the Bank's full service offices are described in more detail in Item 2 and on page 33 of the Annual Report.

     The Bank's deposit services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market certificates, investment certificates, fixed rate certificates of deposit and club accounts. The Bank also provides its retail customers safe-keeping services through the renting of safe deposit facilities.

     The Bank's lending services include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, making construction and mortgage loans. Other services include making residential mortgage loans, revolving credit loans with overdraft checking protection, small business loans, and student loans. The Bank's business loans include seasonal, credit, collateral, and term loans.

Item  1.  Business

The  Canandaigua  National  Bank  and  Trust  Company  (continued)

     Trust and investment services provided by Bank include services as executor and trustee under wills and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for various bond issues and as escrow agent.

     Since the formation of its insurance subsidiary in 1995 and upon its successful lawsuit against the New York State Superintendent of Insurance, the Bank has been offering a full line of auto, home and life insurance products to its customers through its wholly owned subsidiaries CNB Operating Subsidiary No.1, Inc. and the Burlingham Agency.

      The Bank also administers the assets of the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or and other agency.]

The Bank has a relatively stable deposit base and no material amount of deposits are obtained from a single depositor or group of depositors (including federal, state and local governments). The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits nor does the Bank rely on foreign sources of funds or income.

Territory  Served

     The Company's market area currently covers the western Ontario and eastern Monroe counties of New York State. In recent years the Bank expanded into Monroe County by opening community banking offices in Pittsford and Webster. Under renovation are locations in Irondequoit and Greece and, in February 1999, the Company installed three cash dispensing machines in the Rochester International Airport.

Competition

     The Company considers its business to be highly competitive in its service areas. The Company competes with respect to its lending services as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks and credit unions and investment managers. The Company also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

     The Company is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits and interest rates charged on loans and service charges on deposit accounts.

     One measure of competitive strength is the percentage of deposits held by an institutions in a geographic location. Based upon the most recent data available from the FDIC as of June 30, 1998, the Company's share of deposits for all banks was 35% in Ontario County and less than 1% in Monroe County.

Employees

     At December 31, 1998, the Company had 292 employees of whom 81 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Supervision  and  Regulation

     Canandaigua National Corporation is incorporated under the laws of the State of New York. As a bank holding company, the Company is subject to the Bank
Holding Company Act of 1956, as amended (the "Act"), and is required to file annual reports and such additional information as may be required by the Federal Reserve Board (the "FRB") pursuant to the Act. The FRB has the authority to examine the Company and its subsidiaries.

     The Act and regulations thereunder limit, with certain exceptions, the business which a bank holding company may engage in, directly or indirectly through subsidiaries, to banking, managing or controlling banks, furnishing or performing services for banks controlled by the Company, and services incident thereto. In addition, the Act and regulations thereunder require the prior approval of the FRB for the acquisition of a bank or bank holding company if thereafter the bank holding company will, directly or indirectly, control more than 5% of the voting stock of such bank or bank holding company, or substantially all the assets of such bank or bank holding company. Among the activities permitted bank holding companies is the ownership of shares of any company which engages in activities that the FRB determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto. The FRB has determined a number of activities to be closely related to banking, and has proposed others for consideration. Such activities include leasing real or personal property under certain conditions; operating as a mortgage financing or factoring company; servicing loans and other extensions of credit; acting as a fiduciary; acting as an investment or financial advisor under certain conditions; acting as an insurance agent or broker principally in connection with the extension of credit by the bank holding company or any subsidiary; acting as underwriter for credit life insurance and credit accident and health insurance that is directly related to extension of credit by the bank holding company or any subsidiary; providing bookkeeping or data processing services for the bank holding company, its affiliates, other financial institutions and others, with certain limitations; making certain equity and debt investments in community rehabilitation and development corporations; and providing certain kinds of management consulting advice to unaffiliated banks.

     The Federal Reserve Act imposes restrictions on extensions of credit by subsidiary banks of a bank holding company to the bank holding company or any of its subsidiaries, or investments in the stock or other securities of the holding company, and on the use of such stock or securities as collateral for loans to any borrower. Further, under the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

     From time to time the FRB may adopt further regulations pursuant to the Act. The Company cannot predict whether any further regulations will be adopted or how such regulations will affect the consolidated operating results or business of the Company.

     In addition, the Corporation reports to the Securities and Exchange Commission under the laws governing corporations with registered securities.

     The primary supervisory authority of the Bank is the Office of the Comptroller of the Currency (the " OCC"), which regularly examines aspects of the Bank's' operations such as risk as capital adequacy, reserves, loans, investments, management practices, and other. In addition to these regular examinations, the Bank must furnish quarterly and annual reports to the OCC.
The OCC has the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business.

Item  1.  Business

     The Bank is also a member of the Federal Reserve System, and as such, is subject to certain laws and regulations administered by the FRB. As a member of the Federal Reserve System, the Bank is required to maintain non-interest bearing reserves against certain accounts. The amount of reserves required to be maintained is established by regulations of the FRB and is subject to adjustment from time to time. In President Clinton's fiscal 2000 budget, he has proposed that the Federal Reserve pay interest on these currently non-interest bearing reserves. The outcome of this proposal cannot be determined by management.

     The Bank's deposits are insured by the Bank Insurance Fund (BIF) of the FDIC up to a maximum of $100,000 per insured deposit account, subject to the rules and regulations of the FDIC. For this protection, the Bank pays a quarterly statutory assessment.

Government  Monetary  Policies  and  Economic  Controls

     The earnings of Company and Bank are affected by the policies of regulatory authorities including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government Securities, changes in reserve requirements against member bank deposits, and changes in the federal discount rate. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

     The policies and regulations of the Federal Reserve Board have had, and will probably continue to have, a significant effect on Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect Bank's operations in the future. The effect of such policies and regulations, if any, upon the future business and earnings of Bank cannot accurately be predicted.
     The United States Congress has periodically considered and adopted legislation that has resulted in deregulation of both banks and other financial institutions. Congress has adopted further legislation to modify or eliminate geographic restrictions on banks and bank holding companies, and could modify or eliminate current prohibitions against banks engaging in one or more non-banking activities. Such legislative changes could place the Bank in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Bank cannot be predicted.

Consolidated  Financial  and  Statistical  Data

     A detailed review of the business activities of the Corporation and Bank is presented in the following pages.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES

     Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  and  B.  Average  Balance  Sheets  and  Analysis  of  Net  Interest  Margin

     The following table reflects the net interest margin and interest rate spread for the years shown. Average amounts are based upon the average daily balances. No tax equivalent adjustments have been made.


           Average Balance Sheets and Analysis of Net Interest Margin
                 For the Years December 31, 1998, 1997 and 1996
                             (Dollars in thousands)



December 31, 1998                      Average    Average
                                      ---------  ----------
                                       Balance    Interest    Rate
                                      ---------  ----------  -------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $     368  $       19     5.16 %
  Federal funds sold                        630          33     5.24
  Securities Note (1):
    Taxable                              41,131       2,400     5.84
    Tax-exempt                           34,511       1,567     4.54
  Loans, net Note (2)                   303,940      26,834     8.83
                                        -------      ------     ----
      Total interest earning assets     380,580      30,853     8.11 %
                                                     ------
Noninterest earning assets               36,421
                                        -------
      Total assets                    $ 417,001
                                        =======

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $ 152,018       3,675     2.42 %
  Certificates of deposit               128,942       7,071     5.48
  FHLB Advances                          29,926       1,687     5.64
                                        -------      ------     ----
      Total interest bearing
        liabilities                     310,886      12,433     4.00 %
                                                     ------
Noninterest bearing liabilities          65,758
Stockholders' equity                     40,357
                                        -------
      Total liabilities and
        stockholder's equity          $ 417,001
                                        =======

Interest rate spread                                            4.11 %
                                                                ====
Net interest margin                               $  18,420     4.84 %
                                                     ======     ====

(1) Securities available-for sale are included at fair value. Includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
(2) Average balance includes non-accrual loans and interest includes fees of $ 227,000











                                                            Page  8


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)


December 31, 1997                      Average    Average
                                      ---------  ----------
                                       Balance    Interest    Rate
                                      ---------  ----------  -------
Assets
Interest earning assets:
  Interest bearing deposits with
    Others                            $     264  $       16     6.06 %
  Federal funds sold                         19           1     5.26
  Securities Note (1):
    Taxable                              43,240       2,587     5.98
    Tax-exempt                           31,037       1,440     4.64
  Loans, net Note (2)                   282,894      25,389     8.97
                                        -------      ------     ----
      Total interest earning assets     357,454      29,433     8.23 %
                                                     ------
Noninterest earning assets               28,313
                                        -------
      Total assets                    $ 385,767
                                        =======

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    Money market                      $ 145,418       3,521     2.42 %
  Certificates of deposit               112,661       6,212     5.51
  FHLB Advances                          26,942       1,506     5.59
                                        -------      ------     ----
      Total interest bearing
        Liabilities                     285,021      11,239     3.94 %
                                                     ------
Noninterest bearing liabilities          61,363
Stockholders' equity                     39,383
                                        -------
      Total liabilities and
        stockholder's equity          $ 385,767
                                        =======

Interest rate spread                                            4.29 %
                                                                ====
Net interest margin                              $  18,194      5.09 %
                                                    ======      ====


(1) Securities available-for sale are included at fair value. Includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
(2) Average balance includes non-accrual loans and interest includes fees of $ 402,000

























                                                            Page  9


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



December 31, 1996                      Average    Average
                                      ---------  ----------
                                       Balance    Interest    Rate
                                      ---------  ----------  -------
Assets
Interest earning assets:
  Interest bearing deposits with
    Others                            $     270  $       16     5.93 %
  Federal funds sold                      7,184         373     5.19
  Securities Note(1):
    Taxable                              44,478       2,728     6.13
    Tax-exempt                           28,370       1,342     4.73
  Loans, net Note (2)                   228,311      20,681     9.06
                                        -------      ------     ----
      Total interest earning assets     308,613      25,140     8.15 %
                                                     ------
Noninterest earning assets               26,046
                                        -------
      Total assets                    $ 334,659
                                        =======

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $ 146,189       3,532     2.42 %
  Certificates of deposit                96,965       5,203     5.37
  FHLB Advances                           1,652          62     3.75
                                        -------      ------     ----
      Total interest bearing
        Liabilities                     244,806       8,797     3.59 %
                                                     ------
Noninterest bearing liabilities          52,019
Stockholders' equity                     37,834
                                        -------
      Total liabilities and
        stockholder's equity          $ 334,659
                                        =======

Interest rate spread                                            4.56 %
                                                                ====
Net interest margin                               $  16,343     5.30 %
                                                     ======     ====

(1) Securities available-for sale are included at fair value. Includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
(2) Average balance includes non-accrual loans and interest includes fees of $ 388,000


C.  Rate/Volume  Analysis

The following table sets forth the dollar and volume of increase (decrease) in interest income and interest expense resulting from changes in the volume of earning assets and interest bearing liabilities, and from changes in rates.
Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.













                                                            Page  10
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

C.  Rate/Volume  Analysis  (continued)

                              Rate/Volume Analysis
                      For the Years December 31, 1998, 1997
                             (Dollars in thousands)


1998  vs.  1997

                              Increase/(decrease)  due
                                  to  change  in

                                  Volume    Rate    Total
                                  -------  ------  -------
Assets
Interest bearing deposits with
  others                          $     3  $  --   $    3
Federal funds sold                     32     --       32
  Securities                           73   (133)     (60)
  Loans, net                        1,864   (419)   1,445
                                  -------  ------  -------
      Total                         1,972   (552)   1,420
                                  =======  ======  =======

Liabilities
  Savings, interest checking and
    money market                      160     (6)     154
  Certificates of deposit             893    (34)     859
  FHLB Advances                       168     13      181
                                  -------  ------  -------
      Total                         1,221    (27)   1,194
                                  =======  ======  =======

Net change                        $   751  $(525)  $  226
                                  =======  ======  =======






1997  vs.  1996

                                 Increase/(decrease)  due
                                      to  change  in

                                   Volume    Rate    Total
                                  --------  ------  -------
Assets
Interest bearing deposits with
  Others                          $    --   $  --   $   --
Federal funds sold                   (377)      5     (372)
  Securities                           79    (122)     (43)
  Loans, net                        4,900    (192)   4,708
                                  --------  ------  -------
      Total                         4,602    (309)   4,293
                                  ========  ======  =======

Liabilities
  Savings, interest checking and
    money market                      (19)      8      (11)
  Certificates of deposit             862     147    1,009
  FHLB Advances                     1,400      44    1,444
                                  --------  ------  -------
      Total                         2,243     199    2,442
                                  ========  ======  =======

Net change                        $ 2,359   $(508)  $1,851
                                  ========  ======  =======








                                                            Page  11
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

II.  Securities  Portfolio

A.  Securities  Portfolio

     The following table summarizes the Company's carrying value of securities available for sale and held to maturity. Other securities includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock


                                   Securities
                     As of December 31, 1998, 1997 and 1996
                             (Dollars in thousands)



                                      1998     1997    1996
                                     -------  ------  ------
US Treasury and other U.S.
  Government agencies' obligations   $29,936  31,413  30,671
Obligations of states and political
  Subdivisions                        39,253  34,273  30,320
Other securities                       7,275   8,813  10,780
                                     -------  ------  ------
      Total                          $76,464  74,499  71,771
                                     =======  ======  ======



B.  Maturity  and  Yields  of  Securities  Portfolio

     The following table summarizes the maturities and weighted average yields of the Company's securities available for sale and held to maturity. Yields on "Obligations of States and Political Subdivisions" are not reflected on a tax equivalent basis. Other securities includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Mortgage backed securities, included in other securities, are reported at their final contractual maturity, notwithstanding that principal is received regularly, reducing their effective maturity.



                      Maturities and Weighted Average Yields of Securities
                             As of December 31, 1998, 1997 and 1996
                                     (Dollars in thousands)



                                                   After           After
                                                     One            Five
                                  One            through         through           After
                              Year or               Five             Ten             Ten
                                 Less              Years           Years           Years
                             --------           --------         -------         -------
                               Amount    Yield    Amount  Yield   Amount  Yield   Amount  Yield
                             --------  -------  --------  -----  -------  -----  -------  -----
US Treasury and other U.S.
  Government agencies'
  Obligations                $ 17,444     5.36  $ 12,492   5.31  $    --     --  $    --     --
Obligations of states and
political subdivisions (1)      7,648     4.51    26,480   4.54    5,072   4.28       53   5.12
Other securities                1,009     6.40     2,016   6.79       42   7.90    4,208   7.00
                             --------  -------  --------  -----  -------  -----  -------  -----
      Total                  $ 26,101     5.15  $ 40,988   4.89  $ 5,114   4.31  $ 4,261   6.98
                             ========  =======  ========  =====  =======  =====  =======  =====


 (1)  Yields  are  not  reflected  on  a  tax  equivalent  basis.






                                                            Page  12
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

III.  Loan  Portfolio

The loan portfolio is comprised solely of domestic loans which are widely diversified with no concentrations in an industry group or with borrowers engaged in similar activities. The following summary shows the classifications of loans by category.

A.  Types  of  Loans


                          Composition of Loan Portfolio
                               As of December 31,
                             (Dollars in thousands)


                             1998       1997      1996      1995      1994
                           ---------  --------  --------  --------  --------
Commercial, financial and
  Agricultural             $ 43,260    37,610    27,503    28,326    32,442
Commercial mortgage          83,771    74,228    62,513    62,038    60,278
Residential mortgage         76,130    94,593   101,349    86,641    83,018
Consumer
     Auto                    84,370    73,211    45,747    15,339    12,617
     Other                   17,753    15,245     9,925     9,146    14,511
Other                         6,485    14,257    11,437     8,770     8,121
                           ---------  --------  --------  --------  --------
                            311,769   309,144   258,474   210,260   210,987
Less: Allowance for          (3,283)   (3,153)   (2,675)   (2,258)   (2,202)
                           ---------  --------  --------  --------  --------
Loans, net                 $308,486   305,991   255,799   208,002   208,785
                           =========  ========  ========  ========  ========


B.  Maturities  and  Sensitivities  of  Loans  to  Changes  in  Interest  Rates

     The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage, consumer and other loans.


                        Maturity and Sensitivity of Loans
                             As of December 31, 1998
                             (Dollars in thousands)


                                                 After
                                                  One
                                         One     through  After
                                       Year or    Five    Five
                                         Less     Years   Years   Total
                                      --------  -------  ------  ------
Commercial, financial and
  Agricultural                        $ 12,681   14,224  16,355  43,260

Loans maturing after one year:
  With a predetermined interest rate              8,519  13,393
  With a floating or adjustable rate              5,705   2,962


     The maturities set forth above are based upon contractual maturities. Demand loans, overdrafts and certain time loans, the principal of which will be renewed in whole or in part, are included in the "Within One Year" classification. The Company's loan policy encourages a repayment schedule to be established whenever possible.

     The policy provides that a demand loan should not be renewed more than once, with renewals at the then prevailing interest rates and with the assurance the borrower demonstrates the ability to repay on maturity of the loan.




                                                            Page  13
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

III.  Loan  Portfolio  (continued)

     The Company provides standby letters of credit commitments which also provide for availability of funds over a period of generally one year. All such commitments have fixed expiration dates and may require the payment of a fee.

     The Company extends lines of credit under which a customer may borrow for various purposes such as letters of credit. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of management, at December 31, 1998, there are no material commitments to extend credit which represent unusual risks.

C.  Risk  Elements

(1)  Non-accrual,  Past  Due  and  Restructured  Loans

     The following table summarizes the Company's non-performing assets as of December 31 for each of the last five years.


                              Non-Performing Assets
                              (Dollars in thousands)


                                      1998     1997    1996     1995     1994
                                    --------  ------  -------  -------  -------
Loans past due 90 days or more and
  Accruing:
  Commercial, financial &
    agricultural                    $    14     347       --       12        4
  Real estate-commercial                102     610       --       --       --
  Real estate-residential               157     508       48      101      254
  Consumer                              108     501       28       55       44
                                    --------  ------  -------  -------  -------
    Total past due 90 days or more
      and accruing                      381   1,966       76      168      302
                                    --------  ------  -------  -------  -------

Loans in non-accrual status:
  Commercial, financial &
    agricultural                      1,498   1,210    2,285    1,640    2,350
  Real estate-commercial                225   1,327    7,565    7,280    6,844
  Real estate-residential               390     586    1,364    2,027    2,097
  Consumer                               --      53       75       --       --
                                    --------  ------  -------  -------  -------
    Total non-accrual loans           2,113   3,176   11,289   10,947   11,291
                                    --------  ------  -------  -------  -------

    Total non-performing loans        2,494   5,142   11,365   11,115   11,593
                                    --------  ------  -------  -------  -------

Other real estate owned:
  Commercial                          1,642   2,494    1,012    1,856      301
  Residential                            --      18      129      302      422
                                    --------  ------  -------  -------  -------
    Total other real estate owned     1,642   2,512    1,141    2,158      723
                                    --------  ------  -------  -------  -------

    Total non-performing assets     $ 4,136   7,654   12,506   13,273   12,316
                                    ========  ======  =======  =======  =======

Non performing loans to total
  period end loan                      0.80%   1.66%    4.40%    5.29%    5.49%
                                    ========  ======  =======  =======  =======

Non performing assets to total
  period end loans and other real
  estate                               1.33%   2.48%    4.84%    6.30%    5.83%
                                    ========  ======  =======  =======  =======

Allowance to non-performing loans    131.64%  61.32%   23.54%   20.31%   18.99%
                                    ========  ======  =======  =======  =======

Restructured loans                  $    --      --       --       --      196
                                    ========  ======  =======  =======  =======


                                                            Page  14
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

III.  Loan  Portfolio  (continued)

     The accrual of interest on commercial and real estate loans is discontinued and previously accrued interest is reversed when the loans become 90 days delinquent or when, in management's judgment, the collection of principal and interest is uncertain. Recognition of interest income on nonaccrual loans does not resume until management considers principal and interest collectible. Consumer loans are generally charged off upon becoming 120 days past due.

     The Company earned interest on a cash basis of $281,000 in 1998, $259,000 in 1997 and $149,000 in 1996 on non-performing loans. Additional interest income of $ 239,000, $636,000 and $841,000 would have been recognized during 1998, 1997, and 1996, respectively, if the loans reported above as non-accrual had been current in accordance with the original terms.

(2)  Potential  Problem  Loans

     Management is unaware of any potential problem loans ad December 31, 1998 which are not already disclosed in the table above.


IV.  Summary  of  Loan  Loss  Experience

A.  Analysis  of  Loss  Experience

     The determination of the allowance for loan losses is based on an analysis of the loan portfolios and reflects an amount which, in management's judgment, is adequate to provide for loan losses inherent in the portfolio. This analysis is based on management's periodic evaluation, which considers factors such as past loss experience, identification of adverse conditions that may affect a borrower's ability to repay, an assessment of current and expected economic conditions and the estimated value of any underlying collateral.





























                                                             Page  15


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)

The following table summarizes the changes in the allowance for loan losses for each of the years ended December 31, 1994 through 1998.


                         Summary of Loan Loss Allowance
                              (Dollars in thousands)


                                    1998     1997    1996     1995     1994
                                  --------  ------  -------  -------  -------
Balance at beginning of year      $ 3,153   2,675    2,258    2,202    2,227

Provision charge to operations        641     851    1,490    1,031      699
Charge-offs:
  Commercial, financial &
    agricultural                     (274)   (257)  (1,356)    (810)    (712)
  Real estate-commercial               --      --      (44)      --       --
  Real estate-residential             (19)    (40)     (16)    (151)     (65)
  Consumer                           (760)   (498)    (221)    (268)    (234)
                                  --------  ------  -------  -------  -------
                                   (1,053)   (795)  (1,637)  (1,229)  (1,011)
                                  --------  ------  -------  -------  -------

Recoveries:
  Commercial, financial &
    agricultural                       25     190      216       90       82
  Real estate-commercial               --      --       71       --       --
  Real estate-residential             102      19        1       20       --
  Consumer                            415     213      276      144      155
                                  --------  ------  -------  -------  -------
                                      542     422      564      254      237
                                  --------  ------  -------  -------  -------

    Net charge-offs:                 (511)   (373)  (1,073)    (975)    (774)
                                  --------  ------  -------  -------  -------

Balance at end of year            $ 3,283   3,153    2,675    2,258    2,202
                                  ========  ======  =======  =======  =======

Net charge-offs to average loans     0.17%   0.13%    0.47%    0.47%    0.38%
                                  ========  ======  =======  =======  =======

Allowance to total loans             1.05%   1.02%    1.03%    1.07%    1.04%
                                  ========  ======  =======  =======  =======


B.  Allocation  of  Allowance  for  Loan  Losses

     The following table presents an allocation of the allowance for loan losses and the percentage of loans in each category to total loans at December 31 of each year. In addition to an allocation for specific problem loans, each category includes a portion of the non-specific allowance for loan losses based upon loans outstanding, credit risk and historical charge-offs. Notwithstanding the following allocation, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.















                                                            Page  16
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)


                       Allocation of Allowance for Loan Losses
                                (Dollars in thousands)


                             1998       1997      1996
                            -------  ----------  -------
  Allowance                  % (1)   Allowance    % (1)   Allowance    % (1)
--------------------------  -------  ----------  -------  ----------  -------
Commercial, financial &
    agricultural (2)        $1,484        40.7%  $1,974        36.2%  $1,982    34.8%
  Real estate-residential       54        24.4%     111        30.6%     122    39.2%
  Consumer                   1,745        34.8%   1,068        33.2%     571    26.0%
                            -------  ----------  -------  ----------  -------  ------
                            $3,283       100.0%  $3,153       100.0%  $2,675   100.0%
                            =======  ----------  =======  ----------  =======  ------


                              1995        1994
                            -------  ----------
  Allowance                   % (1)  Allowance     % (1)
--------------------------  -------  ----------  -------
Commercial, financial &
    agricultural (2)        $1,927        43.0%  $1,645        43.9%
  Real estate-residential       86        41.2%     172        39.3%
  Consumer                     245        15.8%     386        16.7%
                            -------  ----------  -------  ----------
                            $2,258       100.0%  $2,202       100.0%
                            =======  ----------  =======  ----------



(1)Percentage  of  loans  in  each  category  to  total  loans.
(2)Includes  commercial  real  estate.



V.  Deposits

     The following tables summarize the average deposits and average rates paid during the years presented.


                          Average Deposits and Rates Paid
               For the Years Ended December 31, 1998, 1997 and 1996
                               (Dollars in thousands)


                                     1998               1997             1996
                              ----------------  -----------------  ---------------
                               Amount     Rate    Amount     Rate    Amount   Rate
                              -------  -------  --------  -------  --------  -----
Non-interest bearing demand  $ 62,944      --%  $ 59,920      --%  $ 50,801    --%
Interest-bearing demand        42,099    1.50%    34,464    1.43%    33,695  1.36%
Savings and money market      109,919    2.77%   110,954    2.73%   112,494  2.73%
Time                          128,942    5.48%   112,661    5.51%    96,965  5.37%
                             --------  -------  --------  -------  --------  -----
                             $343,904    3.12%  $317,999    3.06%  $293,955  2.97%
                             ========  -------  ========  -------  ========  -----



     The following table sets forth the time certificate of deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 1998.


           Maturity Distribution of Time Deposits of $100,000 or More
                            As of  December 31, 1998
                              (Dollars in thousands)


3 months or less     $42,791
3 through 6 months     2,383
6 through 12 months      623
Over 12 months        13,532
                     -------
                     $59,329
                     =======



                                                            Page  17
STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

VI.  Return  on  Equity  and  Assets

     The following table sets forth certain ratios used in evaluating the Company's financial position and results of operations.


                                Financial Ratios
              For the Years Ended December 31, 1998, 1997 and 1996


                                   1998    1997    1996
                                  ------  ------  ------
Return on average assets           0.86%   0.97%   0.88%
Return on average equity           8.89%   9.49%   7.79%
Dividend payout ratio             49.15%  43.07%  48.08%
Average equity to average assets   9.68%  10.21%  11.31%




VII.  Short-term  Borrowings

     The following table sets forth the Company's short terms borrowings at the dates indicated. The Company considers short-term borrowings to be those with an original maturity date of one month or less.


                              Short-term Borrowings
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)


                                             1998      1997     1996
                                            -------  --------  -------
Amount outstanding at December 31,           2,300    44,800   10,600
  Weighted average rate                       4.84%     5.85%    7.38%

Maximum outstanding at any month end        48,200    44,800   10,600

Average amount outstanding during the year  24,753    24,970      661
  Weighted average rate                       5.66%     5.71%    5.47%



Item  2.  Properties

     Canandaigua National Corporation occupies space at the main office of the Bank. The Company owns a building in Pittsford and is occupied by Home Town Funding, Inc. and is sublet them and other unrelated businesses. The Corporation leases real property in Farmington, Mendon, Manchester, Victor (Eastview Mall), Pittsford, under long-term renewable leases. The premises are sublet to the Bank for its Farmington Branch Office.

     As of December 31, 1998 The Bank's operations were conducted from nine offices located in Ontario County, New York and three offices located in Monroe County, New York. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all offices except for the Eastview Mall and Pittsford offices. Some of the leases also provide for contingent rent to be paid annually based upon increases the cost of living. Properties providing customer service are as follows:


                                                              Page  18






Item  2.  Properties  (continued)


Location                         Use                      Ownership       Expiration (1)
---------------  -----------------------------------  ------------------  ---------------
Canandaigua, NY  Main office space                    Owned                            --
Bloomfield, NY   Bloomfield bank office               Owned                            --
Canandaigua, NY  Customer call center                 Leased office             6/30/1999
Victor, NY       Eastview Mall bank office            Leased office             6/30/2003
Farmington, NY   Farmington bank office               Owned, leased land        6/30/2002
Honeoye, NY      Honeoye bank office                  Owned                            --
Canandaigua, NY  Lakeshore bank office                Leased office            12/31/2001
Shortsville, NY  Manchester-Shortsville bank office   Leased office       Month to month
Mendon, NY       Mendon bank office                   Leased office            12/31/2004
Pittsford, NY    Pittsford bank office                Leased office            12/31/2000
Victor, NY       Victor bank office                   Owned                            --
Penfield, NY     Webster bank office                  Leased office             8/31/2008
Greece, NY       Greece Bank office (2)               Leased office            10/31/2003
Pittsford, NY    Home Town Funding                    Owned                            --
Canandaigua, NY  Home Town Funding branch office      Leased office             4/30/2001
Bloomfield, NY   CNB Agency office                    Leased office             4/30/2001

(1)  If  applicable
(2)  Scheduled  to  open  in  1999



     Throughout 1999 the Bank will continue to expand its number of Monroe County offices. It has entered into lease agreements for an office in Greece, New York and Chili, New York and has accepted a purchase offer for an office in Irondequoit, New York. These three new offices are expected to be opened in 1999.

     The Bank also provides, free to its customers, 24-hour banking services to Bank customers through automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines at the following locations:

  Finger  Lakes  Community  College                   Hopewell,  New  York
  F.F.  Thompson  Hospital                            Canandaigua,  New  York
  Finger  Lakes  Performing  Arts  Center             Hopewell,  New  York
  Bristol  Mountain                                   Bristol,  New  York
  Case's  Convenient                                  Canandaigua,  New  York
  Roseland  Bowl                                      Canandaigua,  New  York
  The  Greater  Rochester  International  Airport     Rochester,  New  York

The Bank anticipates that, in order to expand its service to its Monroe and Ontario County customers, it will increase the number of remote cash-dispenser machines in operation.

     The carrying value of the Company's properties as of December 31, 1998, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included under the caption "Notes to Consolidated Financial Statements" set forth on pages 12 through 29 of the 1998 Annual Report to Stockholders and is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders (in the fourth quarter of 1998)

     None.

                                                            Page  19
PART  II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The market and dividend information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from page 30 of the 1998 Annual Report to Stockholders and the Proxy Statement.

     While there can be no assurance that the amount and timing of dividends paid in recent years will continue, management has no knowledge of current activities that would restrict the payment of dividends in an amount at least equal to recent years and at the same times.

       At December 31, 1998, the Corporation had approximately 753 shareholders of record. Information regarding beneficial ownership of the Corporation's stock is set forth in the Corporation's Proxy Statement and incorporated herein by reference.


Item  6.  Selected  Financial  Data

     This following table represents a summary of selected components of the Corporation's consolidated financial statements for the five years ended December 31, 1998. All information concerning the Corporation should be read in conjunction with the consolidated financial statements and related notes.


                             Selected Financial Data
                  (Dollars in Thousands except per share data)


                                 1998     1997     1996     1995     1994
                               --------  -------  -------  -------  -------
Income Statement Information:
  Net interest income          $ 18,420   18,194   16,343   16,035   14,760
  Provision for loan losses         641      851    1,490    1,031      699
  Non-interest income             5,924    3,788    3,401    3,393    3,268
  Non-interest expense           18,430   15,632   14,163   12,684   12,022
  Income taxes                    1,686    1,762    1,144    1,797    1,604
  Net income                      3,587    3,737    2,947    3,916    3,703

Balance Sheet Data:
  Total investments            $ 76,464   74,499   71,771   71,920   72,594
  Total loans, net              308,486  305,991  255,799  208,002  208,785
  Total assets                  428,047  418,942  360,623  317,209  310,541
  Total deposits                376,507  324,761  307,966  277,051  274,837
  Total borrowings                7,142   50,667   11,590    1,013       --
  Total equity                   42,478   40,932   39,119   37,397   34,538
  Average assets                417,001  385,767  334,659  320,770  315,312
  Average equity                 40,357   39,383   37,834   35,987   33,035

Per Share Data:
  Net income                   $  22.38    23.22    18.20    24.31    23.01
  Cash dividends                  11.00    10.00     8.75     7.00     6.00



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



                                                            Page  20

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

Overview
--------

     1998 proved to be a year of transition for the Company. During the first and into the second quarters the Company completed the final steps of its core banking system conversion. These final steps led to unbudgeted expenses in excess of $.4 million. However, this new system allowed the Company to introduce a number of new products to the marketplace, including it Generations Gold(TM) suite of deposit accounts, a Business Sweep Account, and a new credit card. As the second quarter began and interest rates continued to fall, (and throughout the remainder of the year,) the Company' mortgage banking operations generated record origination volumes. The fourth quarter began with the opening of the Webster Bank Office (the Company's third Monroe County branch) and ended with the announcement of a local community bank competitor's announcement of its acquisition by a regional bank. This acquisition has caused the acceleration of the Company's expansion in the marketplace. Already the Company has plans to open offices in the Monroe County towns of Greece and Irondequoit.

     At December 31, 1998 the Company's assets reached $428.0 million. Total assets increased $9.1 million or 2.2% for the year. Net loans increased $2.5 million or .8% while securities increased $1.5 million or 2.2%. More significantly, deposits increased $ 51.7 million or 15.9% and borrowings (from the FHLB) decreased $43.5 million or 85.9%. Funds generated through deposit inflows were used for loan originations, security purchases and FHLB borrowing repayments.

     Net income for the year ended December 31, 1998 was $3.6 million, down $.1 million or 4.0% from 1997. Basic earnings per share decreased by $.84 or 3.6% over the same period. The decrease in net income for 1998 was a result of a significant legal expense reimbursement in 1997 relating one large credit and one-time charges taken in the first half of 1998 related to the completion of the Company's core banking system conversion. Also a portion of the increased operating expenses was derived from one of the Company's mortgage banking subsidiaries, which was not acquired until late 1997. For 1998 net interest income increased only $.2 million or 1.2% due to a lower interest rate environment than in 1997.

     The quality of the Company's assets continued to improve throughout 1998 with non-performing loans at December 31, 1998 at less than 1% of total loans; the first time in over 5 years. The allowance for loan losses stood at 131.6% of non-performing loans at year-end 1998 versus 61.3% at December 31, 1997. As a result of these trends the provision for loan loss declined to $.6 versus $.9 for the years then ended. Other real estate owned also declined in 1998 as the Company liquidated approximately $1.2 million during the year.

Financial  Condition
--------------------

     As of December 31, 1998, total assets of the Company were $428.0 million, up from $418.9 million at year end 1997. Cash and equivalents increased $4.6 million to $23.9 million in connection with the growth in customer deposits.
     Securities showed an increase of $1.5 million to $72.9 million. The Company's securities, with the exception of a minor amount of equity securities, are held to maturity. The portfolio is comprised mainly of US Treasuries and Agencies and tax-exempt obligations of state and local subdivisions.
Approximately 90% of the portfolio is pledged to federal agencies and for municipal deposits. These deposits, in turn, are used to purchase securities of local municipalities. Other securities consist mainly of high-grade corporate bonds. As these bonds mature, they are being replaced with tax-exempt municipal obligations.







                                                            Page  21

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Net loans increased $2.5 million to $308.5 million. The growth in loans came mostly in the second and third quarters of 1998, following a $10.0 million decline in the first quarter. There was little net new loan volume in the fourth quarter. Although declining market interest rates have resulted in loan portfolio payoffs and refinancings, the Company continues to encounter local loan demand for commercial and residential mortgages, as well as indirect automobile loans. With Canandaigua National Bank and Trust company soon to be the only locally owned full service community bank in the Monroe and Ontario County marketplace, management anticipates greater portfolio loan growth in 1999 than 1998. All other assets rose $.5 million to $22.4 million.
     Total non-performing loans decreased over the twelve month period ended December 31, 1998 by $2.6 million to $2.5 million at year-end 1998 as compared to $5.1 million at year-end 1997. The decrease has come across all loan types - commercial, residential real estate and consumer loans with the largest decrease coming from commercial real estate. Management attributes these decreases to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.
     The allowance for loan losses stood at $3.2 million at December 31, 1998, up $.1 million from December 31, 1997. 1998's year end balance represents 1.05% of total loans versus 1.02% for 1997. The increase in the allowance balance for 1998 was relatively modest and is a reflection of little net new loan volume. Net charge-offs for the year remained favorable at .17% of average loans versus
 .13%  in  1997.

     Other real estate owned consists of six parcels of property, all commercial, for $1.6 million. The decline in other real estate owned from the same period in 1997 is a result of the Company's foreclosure on $ 2.1 million in real estate assets in May 1997 offset by the liquidation of portions of this and other properties. While other real estate owned trended downward during 1998, the Company did foreclose on one commercial real estate property in October, resulting in an addition of $.3 million; however, total other real estate owned remains below the December 31, 1997 level.
     In 1998 the Company added approximately $2 million in fixed assets with approximately half coming from the new Webster branch and computer hardware, software and peripherals. With the planned opening of at least two banking offices in 1999, more fixed assets additions can be anticipated, which the Company expects to fund from current operations.
     Total deposits at December 31, 1998 were $376.5 million and were up $51.7 million from December 31, 1997. For the same period borrowings from FHLB were down $43.5 million to $7.1 million. Other liabilities increased by $.07 million to $1.9 million. The decline in borrowings is a direct result of deposit growth. Deposit growth since December 31, 1997 has come in all interest-bearing types: interest-bearing demand up $19.6 million, savings and money market up $8.7 million and certificates of deposit up $32.4 million. Deposit growth came from a number of sources, including the introduction of our Generations Gold suite of accounts, our Business Choice Sweep account, the opening of the Webster office, and our "CD Specials". Also, to open a secondary source of liquidity in addition to FHLB advances and reduce the short-term gap, the Company sold $10 million in nationally market CD's with an average maturity of 30 months.

Results  of  Operations
-----------------------
     Despite a $23.1 million or 6.5% growth in earning assets for 1998 and a corresponding growth in interest bearing liabilities, net interest income increased only $.2 million or 1.2% and is reflective of the decline in yields on the assets due to a lower interest rate environment than in 1997. The Company's cost of funds increased 6 basis points to 4.00% for the year ended December 31, 1998 as compared to 1997. The increase was mostly due to higher FHLB advances in early 1998, which were replaced during the year with lower cost retail deposits. Management believes it will face less refinancing pressure in 1999 than in 1998, however, management also anticipates the continuation of the trend of lower interest spread and margin as most of the Company's loan growth will come from the competitive Monroe County market. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion.
                                                            Page  22

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Other income for the year ended December 31, 1998 increased $2.1 million or 56.4% over 1997. The increase was reflected in all sources of non-interest revenue. Service charges on accounts rose 18% attributed to increased transaction volume, changes in account fee structures, and the implementation in April of and ATM convenience fee for non-Canandaigua National Bank and Trust Company customers. Trust income grew 31% year on year due to the growth in assets under management. The book value of assets under management increased 18.4% to $423.6 million at year end 1998. The Company continues to see strong demand for locally managed trust services in its market area. In recent years most of the Company's Trust competitors, large regional and national banks, have reduced the local control and decision making authority and raised minimum account balances for personally managed accounts. This trend is allowing the Company, with its focus on the personal touch, to see double digit growth. Net gains on loan sales and other income are both up due to the Company's strong mortgage banking year. It is important to note that over 75% of the mortgage banking originations were for home purchases rather that refinancing. This factor is important for years when refinanicing activity is slower as local real estate brokers should continue to refer their business to Home Town Funding. Also in late 1998 Home Town Funding began brokering subprime residential mortgages. This now means that any customer can find a mortgage loan at the Company, from its 20 year bi-weekly three-year callable mortgage to fixed rate secondary market mortgages originated through the VA, FNMA and FHLMC.
     Operating expenses increased $2.8 million or 17.9% for the year ended December 31, 1998. Increase came in all major expense categories and were attributed to (1) growth in the Company's operations, (2) the acquisition of Home Town Funding in late 1997, and (3) additional expenses for the core banking conversion. Based upon the projected growth in banking offices in 1999, operating expenses are expected to increase further and will grow at a faster pace than the related revenue. Management estimates that the Company's new banking offices break even in 24 to 36 months.

Liquidity
---------

     Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the year ended December 31, 1998 the Company generated $4.6 million in cash and equivalents versus $.5 million for the year ended December 31, 1997.

     Net cash from operating activities was $4.5 million in 1998, roughly the same as in 1997. Both the largest source and use of operating cash in 1998 and 1997 were mortgage banking activity. However, activity in 1998 was over four times that in 1997.

     Cash used by investing activities declined significantly in 1998 to $6.0 million from $58.3 million in 1997. The reduction in cash used in investing activities is primarily attributed to slower commercial and indirect automobile loan growth relative to 1997.

     Cash provided by financing activities was $6.2 million in 1998 versus of $53.9 million in 1997. With little net loan volume, financing growth was minimal. However, the Company did experience a shift with financing activities from FHLB advances to customer deposits.

     FHLB advances remain an important liquidity source for the Company. With $7.1 million outstanding at December 31, 1998 the Company had additional borrowing capacity from the FHLB of $35 million. Secondarily, the Company opened a liquidity source through the sale of its CD's in the national brokered market. Cash for growth in 1999 is expected to come from these two sources as well as customer deposits as the Company expands into Monroe County.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  7a  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which includes senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
     Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB.
     The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
     Using the aforementioned simulation model, net earnings projections reflect continued growth in net income when applying the declining interest rate environment as of December 31, 1998 ("Base Case"). The table below, which shows the Company's estimated net earnings sensitivity profile as of December 31, 1998, assumes no changes in the operating environment, but assumes interest rates increase/decrease immediately (rate shock) and remain unchanged thereafter. The table indicates the estimated impact on net income under the various interest rate scenarios as a percentage of Base Case earnings projections.


          Changes in Interest            Estimated
                Rates                 Percentage Change
           (basis points)            in Future Net Income
          -------------------        --------------------
                                   12 Months      24 Months
                                   ---------      ---------

             Base  Case                 --             --
             +200                     (8.3)%         (6.2)%
             +100                     (5.5)          (4.5)
             -100                      5.0            4.0
             -200                      8.2            6.1

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     A second method used to identify and manage the Company's interest rate risk profile is the static gap analysis. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

     The following table presents an analysis of the Company's interest rate-sensitivity gap position at December 31, 1998. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date with no adjustment for estimated prepayment and decay rates. It should be noted that the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by the Company such as asset sales.


                             Canandaigua National Corporation
                              Interest Rate Sensitivity Gap
                                    December 31, 1998
                                  (Dollars in thousands)


                                      Maturity/Repricing Period
                                ----------------------------------------
                                Within 3     4 to 12   1 to 5    Over 5
                                Months       Months    Years     Years
                                ---------    --------  --------  --------
Interest-earning assets:
Interest-bearing deposits
  and federal funds sold        $      --         314        --       --
Securities                         10,812      15,279    35,036   15,337
Loans                              70,639       3,866   160,038   77,226
                                ---------   ---------  --------  -------
Total interest-earnings
assets                             81,451      19,459   195,074   92,563
                                ---------   ---------  --------  -------

Interest-bearing liabilities:
NOW accounts                       56,877          --        --       --
Money market                       46,071          --        --       --
Savings                            63,245          --        --       --
Certificates of deposits           64,893      32,500    48,553       --
FHLB advances                       2,300       1,524     2,520      798
                                ---------   ---------  --------  -------
Total interest-bearing
liabilities                       233,386      34,024    51,073      798
                                ---------   ---------  --------  -------

Interest rate sensitivity gap   $(151,935)    (14,565)  144,001   91,765
                                ==========  =========  ========  =======

Cumulative gap                  $(151,935)   (166,500)  (22,499)  69,266
                                ==========  =========  ========  =======

Cumulative gap ratio (1)             34.9%      38.0%     93.5%   121.7%
                                ==========  =========  ========  =======

Cumulative gap as percent of
  Total assets                      (35.5%)    (38.9%)    (5.3%)    16.2%
                                ==========  =========  ========  =======

(1) Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     The chart indicates that the Corporation was repricing $151.9 million more of interest bearing liabilities than interest earning assets in the 0-3 month range. The Company considers this gap manageable, as a good portion of the savings balances are not considered sensitive to rate changes. However, the Company will be challenged to maintain its interest margins in the case of a rising interest rate environment. For the 4-12 month period, the Corporation is modestly liability sensitive, as $14.6 million more of interest bearing liabilities are being repriced than interest earning assets. For the entire one year range, the Corporation is repricing $166.5 million more interest bearing liabilities than assets, or 38.0% of earning assets versus 43.6% at December 31, 1997. The Corporation is asset sensitive at $144.0 million for the one to five year range and $91.8 million over five years.

     For the entire portfolio range, the Corporation is asset sensitive at $69.3 million versus asset sensitivity of $84.2 million last year reflecting a shift of retail deposits from non-interest bearing demand to interest-bearing demand. 1999's interest rate forecast is mixed. Early in the year, experts were predicting the possibility of a further rate drop by the Federal Reserve.
During February this forecast changed to the possibility of a rate rise. Company management sees no inherent reason for significant rate increases or decreases and, accordingly believe the 1999 will see relatively stable interest rates.

Capital  Resources

     The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios. As disclosed in the note 15 to the Consolidated Financial Statement, as of December 31, 1998 all capital adequacy requirements were met.

     As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain a minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the footnote. There are no conditions or events since that notification that management believes have changed the Bank's category.

Dividends

     Payments of dividends by the Bank to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency is required for the declaration of dividends in any year which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 1998, approximately $.9 million was available for payment of dividends to the Company, its primary cash source for paying dividends to stockholders.

     Cash dividends for 1998 were $1.8 million or $11.00 per outstanding share versus $1.6 million or $10.00 per outstanding share in 1997.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

1997  versus  1996

     For the year ended December 31, 1997, the Corporation had $357.5 million average earning assets, up $48.9 million or 15.9% from the year earlier.
Average interest bearing liabilities were $285.0 million for 1997, up $40.2 million or 16.4% from 1996. The increase in earning assets reflects the expansion of the Company's indirect loan product into the Rochester, NY area. Liability growth was fueled by the Company borrowing from the Federal Home Loan Bank to fund the asset growth. While being mindful of the Corporation's customers' needs, management was able to increase net interest income for 1997 to $18.2 million, up from $16.3 million for 1996, reflecting an increase of 11.7% for 1997.

     The yield on interest earning assets was 8.23% in 1997, up from 8.15% in 1996. Cost of funds increased to 3.94% from 3.59% in 1996. Management continued to monitor the cost and size of liabilities during 1997, and maintained a higher than average spread of 4.29%, but was a reduction from 4.56% in 1996. Net interest rate margin decreased to 5.09% from 5.30%.

     The provision for loan losses in 1997 was $0.9 million, down $.6 million from 1996. The allowance for loan loss as of December 31, 1997 was $3.2 million, or 1.02% of loans outstanding at year end 1997. This ratio is slightly lower than that of 1996 (1.03%) on a balance of $2.7 million.

     Other income for 1997 increased to $3.8 million from $3.4 million, reflecting an increase of $.4 million or 11.8%. Service charges on deposit accounts were down slightly mainly as a result of slightly lower transaction volumes. Strong demand for the Company's trust services in Ontario County as well as the new Pittsford office led to an increase of trust income to $1.7 million or 30.8% from $1.3 million in 1996. All other non-interest operating income for 1997 rose to $.5 million from $.4 million reflecting a modest increase of $0.1 million on improved mortgage banking operations.

     Operating expenses totaled $15.6 million, up 9.9% from $14.2 million in 1996. Salaries and employee benefits rose $1.3 million, accounting for substantially all of the increase. This increase is reflective of hiring additional staff in the indirect lending operations as well as the effect of the 1996 acquisition of Greater Funding of New York, Inc. and the Burlingham Agency.

Year  2000
----------

     The Company began reviewing its year 2000 conversion needs in 1995 and established a Year 2000 Project Committee that meets to review the status of the conversion. The committee continues to direct the Company's Year 2000 activities under the framework of the Federal Financial Institutions Examination Council's (FFIEC) Five Step Program, which includes the following:
       1.  Awareness  Phase
       2.  Assessment  Phase
       3.  Renovation  Phase
       4.  Validation  Phase
       5.  Implementation  Phase

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

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     A comprehensive review to identify the systems affected by the year 2000 issue was completed in 1997 and an implementation plan was compiled and is currently being executed. As a result of the procedures already completed, the Company expects to upgrade existing systems or replace some systems altogether.

     Considerable progress has been made, including the replacement/conversion of the Bank's core operating systems. It is anticipated that all remaining projects will be completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. In the opinion of management our "opportunity cost" from 1996 through 2000 approximates $3.0 million and is based upon an estimate of the time for internal staff to complete testing and remediation efforts multiplied by an estimated hourly rate. Out-of-pocket costs for testing and other services are estimated at no more than $300,000, most of which will be expended in 1999.
     As of December 31, 1998 the Company has substantially completed all of the above phases of its year 2000 compliance plan. Management expects all material year 2000 compliance items will be resolved no later than the second quarter of 1999. Substantially all mission-critical systems were validated by year -end 1998. The Company still has validation testing to complete on some non-critical systems. Following validation, these systems will be implemented.
     All of the remaining systems to be validated and converted/replaced are vendor-supplied, and most vendors have provided the Company with certification or a delivery commitment letter. The Company presently believes that with the conversion to new systems, and vendor delivery of millennium-compliant systems, all material year 2000 compliance issues will be resolved.
     While deemed remote by management, if the Company's systems were to cease processing due to a year 2000 failure, any interruption would likely be short-lived. And because substantially all of our income and expenses are earned (paid) on an accrual basis, any anticipated direct losses which may result from a year 2000 related system failure would not be expected to be material over the long term. The Company can continue to earn (and pay) interest in the event of an operating disruption. The Company assesses its worst case Year 2000 scenarios to include: (1) material credit losses due to Year 2000 failures adversely affecting its commercial banking customer base and (2) liquidity strain resulting from potential disruption of the financial markets stemming from significant Year 2000 failures.

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

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     The Company is also subject, either directly or indirectly, to the year 2000 issue with respect to external parties, particularly commercial loan customers and transaction processing parties. The Bank is addressing its exposure to its commercial loan customers by reviewing customers' plans and procedures for remediating their year 2000 risk. This review is carried out in the context of the Bank's annual loan review process, which includes a Y2K assessment questionnaire for completion by borrowers. By December 31, 1998 the Bank had reviewed a majority of its commercial loan customers and had classified the entire loan portfolio in a "high-medium-low Y2K risk" rating system. Using this system, management assessed the Bank's risk of loan loss. Through this assessment process the Company has concluded that no special provision for loan loss is necessary at this time to address the Y2K risk.

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

     Management believes the Company's Year 2000 efforts constitute and important technology project. They view these efforts as opportunities for technological advancement, which will ultimately increase customer value.


New  Accounting  Pronouncements
-------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires the Company to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses results from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement is effective for fiscal years beginning after June 15, 1999, although earlier adoption is permitted. Based upon current activities, the adoption of the statement will not have an effect on the Company's financial position or results of operation.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization or Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a non-mortgage banking enterprise. This statement is effective for the first quarter beginning January 1, 1999 and this statement will not have any impact on the Company's financial position or results of operation as the Company does not currently securitize mortgage loans.

Item  8.  Financial  Statements  and  Supplementary  Data

     The consolidated financial statements of the Company, together with a report thereon of KPMG LLP dated January 28, 1999 appearing on pages 7 to 29 of the 1998 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

     Supplementary  data  has  been  omitted  because  it  is  not  applicable)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

(a)  Directors

     The information with respect to the directors of the Corporation, which is required to be included herein pursuant to Item 401 of Regulation S-K, is included under the caption "Election of Directors" on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference. There are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

(b)  Executive  Officers

     The names, ages and positions of the executive officers of the Corporation as of December 31, 1998, are included under the caption "Principal Officers" on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference. Officers are generally elected annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officers were selected.

     No Director or executive officer of the Corporation has received any remuneration from the Bank or the Corporation in his capacity as a director or executive officer of the Corporation.

     The executive officers of the Corporation have been officers of the Bank for five years or more.

     Directors and the executive officer as a group beneficially owned 13,217 shares or 8.28% of the shares outstanding. Shares owned directly total 12,504 and shares held by directors, executive officer, or their spouses in a fiduciary capacity or by their spouses individually total 713.

(c)  Significant  Employees

     Not  applicable

(d)  Family  Relationship

     The disclosure of family relationships between executive officers and directors of the Corporation is included under the caption "Information on Directors and Nominees " on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

(e)  Business  Experience

     Disclosed  in  Items  10  (a)  and  10  (b)

(f)  Involvement  in  Certain  Legal  Proceedings

     Not  applicable

(g)  Promoters  and  Controlled  Persons

     Not  applicable

Item  11.  Executive  Compensation

(a)  Cash  Compensation

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

     During the year ended December 31, 1998, officers of the Corporation did not receive any compensation from the Corporation for services rendered in such capacity. All compensation was paid by the Bank for services rendered in the course of their employment with the Bank.

(b)  Compensation  Pursuant  to  Plans

     The Bank has a non-contributory, profit sharing plan covering substantially all full-time employees who have completed one year of service, subject to a minimum number of hours of service with the Bank. Contributions to the profit sharing plan by the Bank are allocated among eligible participants in the proportion that each participant's "points" for the calendar year bear to the total "points" awarded for the calendar year. Participants are awarded one point for each full calendar year of employment and one point for each $100 of compensation paid such participant during that year. Voluntary contributions may be made and invested in a separate "Voluntary Account" in which the participant is always fully vested. Participants become fully-vested with non-contributory allocations upon: reaching age 65, disability, death, or 7 years of service as defined by the plan. If employment is otherwise terminated, partial vesting will be accorded depending upon the participant's years of service. Retirement and death benefits may be distributed in a cash lump sum or a series of equal installments, payable at least annually, over a period selected by the Profit Sharing Plan Committee. The amounts contributed to the profit sharing plan by the Bank in 1998, 1997, and 1996 were $835,000, $763,000, and $658,000, respectively.

     The Corporation has an Employee Stock Ownership Plan (ESOP) for employees of its wholly-owned subsidiaries, and executive officers are members of the plan. Contributions to the ESOP are allocated among eligible participants in the proportion that each participant's gross compensation bears to total compensation of all participants. Contributions to the plan for 1998, 1997, and 1996 were $63,000, $62,000, and $52,000 respectively.

     The Corporation has an incentive stock plan for senior management of the Corporation. Annual contributions are made based on performance factors established by the board of directors. The Corporation has accrued a liability of $1,033,000 as of December 31, 1998 representing its obligation under the plan. Expenses of the plan amounted to $137,000, $110,000, and $371,000 for the years ended December 31, 1998, 1997 and 1996 and were accrued by the Bank.

     The following table sets forth the amount of profit sharing benefits set aside or accrued by the Bank, directly or indirectly, under the Profit Sharing Plan for the year ended December 31, 1998 for all executive officers of the Bank.

                         Amount  Set  Aside
                          or  Accrued  for             Cumulative
     Name  of              the  Year  Ended              Accrued
   Individual             December  31,  1998           Benefit
------------------------------------------------------------------------
George  W.  Hamlin,  IV         $22,569                  $1,260,545
Robert  G.  Sheridan             15,255                     759,951

     The following table sets forth the amount of ESOP benefits set aside or accrued by the Bank, directly or indirectly, under the ESOP for the year ended December 31, 1998 for all executive officers of the Bank.

                         Amount  Set  Aside
                          or  Accrued  for             Cumulative
     Name  of              the  Year  Ended              Accrued
   Individual             December  31,  1998           Benefit
--------------------------------------------------------------------------
George  W.  Hamlin,  IV         $  1,786                  $  32,690
Robert  G.  Sheridan            $  1,192                  $  16,054

(c)  Other  Compensation  -  Option/SAR  Grants  Table

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

(d)  Aggregated  Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

(e)  Long-Term  Incentive  Plan  Awards  Table

     None

(f)  Defined  Benefit  or  Actuarial  Plan  Disclosure

     None

(g)  Compensation  of  Directors

     The information required to be included herein regarding director compensation pursuant to Item 402 of Regulation S-K is included under the caption "Board of Directors Compensation" on the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

(h) Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None

(i)  Report  on  Repricing  of  Options/SARS

None

(j)  Compensation  Committee  Interlocks

None

(k)  Board  Compensation  Committee  Report  on  Executive  Compensation

     The information required to be included herein regarding the Board of Director's Compensation Committee pursuant to Item 402 of Regulation S-K is included following the caption "Stock Appreciation Rights (SAR) and Phantom Stock Awards (PSA)" in the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

 (l)  Performance  Graph

     The performance graph information required to be included herein pursuant to Item 402 of Regulation S-K is included under the caption "Performance Graph" in the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The information required to be included herein regarding security ownership and certain beneficial owners and management pursuant to Items 403 (a) and (b) of Regulation S-K is included under the caption "Principal Beneficial Owners of Common Stock" in the Proxy Statement, dated February 23, 1999, and is incorporated herein from the Proxy Statement by reference.

(c)  Changes  in  Control

     None


Item  13.  Certain  Relationships  and  Related  Transactions

(a)  Transactions  with  Management  and  Others

     None

(b)  Certain  Business  Relationships

     None

(c)  Indebtedness  of  Management

     Certain directors and executive officers of the Corporation and the Bank and their associates were customers of and had transactions with the Bank in the ordinary course of the Bank's business during 1998. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and in the opinion of the Bank, did not involve more than a normal risk of collectibility or present other unfavorable features.

(d)  Transactions  with  Promoters

     Not  applicable

PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

(1) Consolidated Financial Statements are contained in the Company's 1998 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  December  31,  1998  and  1997

     Consolidated  Statements  of  Income for the Years Ended December 31, 1998,
          1997  and  1996

     Consolidated  Statements  of  Stockholders'  Equity  for  the  Years  Ended
          December  31,  1998,  1997,  and  1996

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
          December  31,  1998,  1997  and  1996

     Notes  to  Consolidated  Financial  Statements

(2)  Schedules

     Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

(3.a)  Exhibits

 Exhibit                                           Incorporation by Reference or
page  in
                                                   sequential  numbering  where
exhibit  may  be
                                                   found:

(3.i.)    Certificate  of  Incorporation,  of the         Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
December
                                                       31,  1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                 for  the  year  ended
December
                                                       December  31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  1998

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  23,  1999

 (21)     Subsidiaries

 (27)     Financial  Data  Schedule


     (b)  Reports  on  Form  8-K:

           None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CANANDAIGUA  NATIONAL  CORPORATION



March  30,  1999                         By:  /s/  George  W.  Hamlin,  IV
                                           George  W.  Hamlin,  IV,  President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                  Title              Date
---------------------------  ------------------  --------------
/s/ George W. Hamlin, IV     President/Director  March 30, 1999
---------------------------
(George W. Hamlin, IV)

/s/ Robert G. Sheridan       Secretary/Director  March 30, 1999
---------------------------
(Robert G. Sheridan)

/s/ Gregory S. MacKay        Treasurer           March 30, 1999
---------------------------
(Gregory S. MacKay)

/s/ Patricia A. Boland       Director            March 30, 1999
---------------------------
Patricia A. Boland

/s/ James S. Fralick         Director            March 30, 1999
---------------------------
James S. Fralick

/s/ Daniel P. Fuller         Director            March 30, 1999
---------------------------
Daniel P. Fuller

/s/ David Hamlin, Jr.        Director            March 30, 1999
---------------------------
David Hamlin, Jr.

/s/ Frank H. Hamlin, poa     Director            March 30, 1999
---------------------------
Frank H. Hamlin

/s/ Stephen D. Hamlin        Director            March 30, 1999
---------------------------
Stephen D. Hamlin

/s/ Richard P. Miller, Jr.   Director            March 30, 1999
---------------------------
Richard P. Miller, Jr.

/s/ Caroline C. Shipley      Director            March 30, 1999
---------------------------
Caroline C. Shipley

/s/ Alan J. Stone            Director            March 30, 1999
---------------------------
Alan J. Stone

INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the        Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
                                                         December 31, 1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                  for  the  year  ended
                                                         December  31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  1998

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  23,  1999

 (21)     Subsidiaries

 (27)     Financial  Data  Schedule