Form 10-Q
period 1999-03-31
CANANDAIGUA NATIONAL CORP
filed 1999-05-12
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  1999
                                    ----------------

or

[    ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ________________  to  ______________

Commission  File  Number:  2-94863
                           -------



                             CANANDAIGUA  NATIONAL  CORPORATION
                    (Exact  name  of  registrant  as  specified  in its charter)


                      New  York                            16-1234823
                      ---------                            ----------
            (State  or  other  jurisdiction  of            (I.R.S.  Employer
             incorporation  or  organization)         Identification  Number)


     72  South  Main  Street,  Canandaigua,  New  York             14424
     -------------------------------------------------             -----
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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  May  4,  1999
                    -----                     ------------------------------
             Common  stock,  $50.00  par                  159,314

















This quarterly report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions, as well as discussion regarding the "Year 2000 issue," are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.














































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 31, 1999

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  March  31,  1999
  and  December 31, 1998.                                                      1

Condensed  consolidated  statements  of  income  for  the  three
  month  period ended March 31, 1999 and 1998.                                 3

Condensed  consolidated  statements  of  stockholders'  equity
  for  the three month period ended March 31, 1999 and 1998.                   4

Condensed  consolidated  statements  of  cash  flows  for  the  three
  month  period ended March 31, 1999 and 1998.                                 5

Notes  to  condensed  consolidated  financial  statements
  at  March 31, 1999.                                                          6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        10
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   15
Item  2.  Changes in Securities                                               15
Item  3.  Defaults Upon Senior Securities                                     15
Item  4.  Submission of Matters to a Vote of Security Holders                 15
Item  5.  Other Information                                                   15
Item  6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

EXHIBITS                                                                      17
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                    CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 1998 and December 31, 1998 (unaudited)
                    (dollars in thousands, except per share amounts)


                                                               March 31,   December 31,
                                                              -----------  -------------
Assets                                                           1999          1998
------------------------------------------------------------  -----------  -------------

Cash and due from banks                                       $   18,947         23,892
Interest-bearing deposits with other financial institutions          341            314
Federal funds sold                                                 6,500             --
Securities:
  - Available for sale, at fair value                                406            437
  - Held-to-maturity (fair value of $73,540 in 1999 and
    $73,688 in 1998)                                              72,718         72,479
Loans:
  Commercial, financial & agricultural                            42,871         43,260
  Commercial mortgage                                             89,497         83,771
  Residential mortgage                                            72,186         76,130
  Consumer-indirect                                               85,224         84,370
  Consumer-other                                                  17,904         17,753
  Other                                                            2,594          3,516
  Loans held for sale                                              3,169          2,969
                                                              -----------  -------------
    Total loans                                                  313,445        311,769
  Less:  Allowance for loan losses                                (3,298)        (3,283)
                                                              -----------  -------------
    Loans - net                                                  310,147        308,486
Premises and equipment - net                                      11,674         11,468
Accrued interest receivable                                        2,416          2,244
Federal Home Loan Bank stock and Federal Reserve Bank stock        3,548          3,548
Other assets                                                       6,602          5,179
                                                              -----------  -------------
        Total Assets                                          $  432,759        428,047
                                                              ===========  =============



                                          (Continued)



                   CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 1998 and December 31, 1998 (unaudited)
                   (dollars in thousands, except per share amounts)


                                                             March 31,   December 31,
                                                            -----------  -------------
Liabilities and Stockholders' Equity                           1999          1998
----------------------------------------------------------  -----------  -------------

Deposits:
  Demand
    Non-interest bearing                                    $   57,265         64,368
    Interest bearing                                            64,984         56,877
  Savings and money market                                     107,610        109,316
  Time deposits                                                153,142        145,946
                                                            -----------  -------------
        Total deposits                                         383,001        376,507
FHLB advances                                                    4,837          7,142
Accrued interest payable and other liabilities                   2,910          1,920
                                                            -----------  -------------
        Total Liabilities                                   $  390,748        385,569
                                                            -----------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 1999 and 1998                       8,110          8,110
  Additional paid in capital                                     8,489          8,489
  Retained earnings                                             26,232         26,569
  Treasury stock at cost (2,777 shares in 1999 and 1,713
    shares in 1998)                                               (947)          (835)
  Accumulated other comprehensive income                           127            145
                                                            -----------  -------------
        Total Stockholders' Equity                              42,011         42,478
                                                            -----------  -------------
        Total Liabilities and Stockholders' Equity          $  432,759        428,047
                                                            ===========  =============

See  notes  to  condensed  consolidated  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the three month periods ended March 31, 1999 and 1998 (Unaudited)

                (dollars in thousands, except per share amounts)


                                                            1999   1998
                                                           ------  -----
Interest income:
  Loans, including fees                                    $6,416  6,831
  Securities                                                  947    994
  Other                                                        75     33
                                                           ------  -----
        Total interest income                               7,438  7,680
                                                           ------  -----
Interest expense:
  Deposits                                                  2,929  2,437
  Borrowings                                                   80    673
                                                           ------  -----
      Total interest expense                                3,009  3,110
                                                           ------  -----
      Net interest income                                   4,429  4,748
Provision for loan losses                                      50    323
                                                           ------  -----
      Net interest income after provision for loan losses   4,379  4,425
                                                           ------  -----

Other income:
  Service charges on deposit accounts                         500    311
  Trust income                                                700    511
  Net gain (loss) on sale of mortgages                         43     15
  Other operating income                                      376    394
                                                           ------  -----
      Total other income                                    1,619  1,231
                                                           ------  -----

Operating expenses:
  Salaries & employee benefits                              2,993  2,382
  Occupancy expense                                           836    740
  FDIC insurance                                               10     20
  Marketing and public relations                              253     75
  Office supplies, printing and postage                       232    159
  Professional                                                122     97
  Other operating expenses                                    696    763
                                                           ------  -----
      Total operating expenses                              5,142  4,236
                                                           ------  -----

      Income before income taxes                              856  1,420
Income taxes                                                  275    409
                                                           ------  -----
      Net income                                           $  581  1,011
                                                           ======  =====

Basic earnings per share                                   $ 3.64   6.30
                                                           ======  =====
Diluted earnings per share                                 $ 3.54   6.30
                                                           ======  =====

See  notes  to  condensed  consolidated  financial  statements



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the three month periods ended March 31, 1999 and 1998 (Unaudited)

                        (dollars in thousands, except per share amounts)


                                                                         Accumulated
                                        Additional                          Other
                               Common     Paid in  Retained   Treasury   Comprehensive
                               Stock      Capital  Earnings     Stock        Income       Total
                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 1999  $      8,110    8,489    26,569       (835)            145   42,478
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $13               -        -         -          -             (18)     (18)
    Net income                         -        -       581          -               -      581
                                                                                         -------
  Total comprehensive
   Income                                                                                   563
                                                                                         -------
  Cash dividend - $5.75
   per share                           -        -      (918)         -               -     (918)
  Purchase of 298 shares
   of treasury stock                   -        -         -       (112)              -     (112)
                            ------------  -------  ---------  ---------  --------------  -------
Balance at March 31, 1999          8,110    8,489    26,232       (947)            127   42,011
                            ============  =======  =========  =========  ==============  =======



Balance at January 1, 1998  $      8,110    8,489    24,742       (528)            119   40,932
  Comprehensive income:
    Net income                         -        -     1,011          -               -    1,011
                                                                                         -------
  Total comprehensive
   Income                                                                                 1,011
                                                                                         -------
  Cash dividend - $5.50
   per share                           -        -      (883)         -               -     (883)
Purchase of 71 shares
of treasury stock                      -        -         -        (25)              -      (25)
                            ------------  -------  ---------  ---------  --------------  -------
Balance at March 31, 1998          8,110    8,489    24,870       (553)            119   41,035
                            ------------  -------  ---------  ---------  --------------  -------


See  notes  to  condensed  consolidated  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the three month periods ended March 31, 1999 and 1998 (Unaudited)

                             (dollars in thousands)



                                                            1999      1998
                                                          ---------  -------
Cash flow from operating activities:
  Net income                                              $    581    1,011
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                              472      404
    Provision for loan losses                                   50      323
    Deferred income taxes                                      (44)       -
    Originations of loans held for sale                    (24,711)  (8,023)
    Proceeds from sale of loans held for sale               24,510    8,092
    (Increase) decrease in accrued interest receivable
      and other assets                                      (1,113)  (1,288)
    Increase (decrease) in accrued interest payable and
     other liabilities                                         990     (185)
                                                          ---------  -------
      Net cash provided by operating activities                735      334
                                                          ---------  -------

Cash flow from investing activities:
  Purchase of FHLB stock                                         -     (430)
  Securities held to maturity:
    Proceeds from maturities and calls of securities        10,767   10,522
    Purchases of securities                                (11,000)  (9,991)
  Loans (originated) repaid, net                            (1,629)  10,079
  Fixed asset purchases - net                                 (680)    (385)
  Investment in minority owned subsidiary                        -      (75)
  Proceeds from sale of other real estate                      198      853
                                                          ---------  -------
      Net cash provided (used) by investing activities      (2,344)  10,573
                                                          ---------  -------

Cash flow from financing activities:
  Net increase (decrease) in demand, savings and short-
    term deposits                                             (702)  (8,860)
  Proceeds from time of deposit net
    of payments on maturing deposits                         7,196    8,638
  Principal repayments on FHLB advances                     (2,305)  (5,606)
  Purchase of treasury stock                                  (112)     (25)
  Dividends paid                                              (918)    (883)
                                                          ---------  -------
      Net cash provided (used) by financing activities       3,159   (6,736)
                                                          ---------  -------

      Net increase (decrease) in cash & cash equivalents     1,550   (4,171)
  Cash & cash equivalents - beginning of period             24,206   19,647
                                                          ---------  -------
  Cash & cash equivalents - end of period                 $ 25,756   23,818
                                                          =========  =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $  2,934    4,780
                                                          =========  =======
    Income taxes                                          $     61      631
                                                          =========  =======
Supplemental disclosure of non-cash investing
 Activity:
  Additions to other real estate acquired through
   foreclosure, net of loans to facilitate sales          $    119        -
                                                          =========  =======

See  notes  to  condensed  consolidated  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1998 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 is not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.


(2)     Dividends  Per  Share
        ---------------------

The Company declared a semi-annual $5.75 per share dividend on common stock on January 13, 1999, payable February 1, 1999 to shareholders of record January 13, 1999.

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock options issueable upon conversion of the options. The calculations of basic and diluted earnings per share follow (income in thousands):





                                                  Net    Average   Per
                                                Income   Shares   Share
                                                -------  -------  ------
For the three months ended March 31, 1999
Basic earnings per share:
  Net income applicable to common shareholders  $   581  159,559  $ 3.64
  Effect of assumed exercise of stock options         -    4,571       -
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $   581  164,130  $ 3.54


For the three months ended March 31, 1998
Basic earnings per share:
  Net income applicable to common shareholders  $ 1,011  160,565  $ 6.30
  Effect of assumed exercise of stock options         -        -       -
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $ 1,011  160,565  $ 6.30

(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 16,000 shares of common stock. At its March meeting, the Board of directors granted, effective January 1, 1999, 4,571 non-qualified options to certain employees. 3,210 options were granted in replacement of the future appreciation of previously granted Stock Appreciation Rights and Phantom Stock Awards. The remaining options were granted to management under the Company's incentive compensation plan for 1998's performance. The options were granted at the estimated fair value of the common stock on the grant date. The options are exerciseable at times varying from five years to seventeen years. The options are fully vested and have no set expiration date.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated statement of income. Had compensation cost been determined on the fair value at the grant date for this award, consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share at March 31, 1999 would have been reduced to the pro forma amounts indicated below:





(net income in thousands)
Net income:
  As reported              $ 581
  Pro forma                $ 360
Basic earnings per share
  As reported              $3.64
  Pro forma                $2.19



The per share weighted average fair value of stock options granted during 1999 of $71.21, was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:




Expected dividend yield        3.09%
Risk free interest rate        4.65%
Expected life            12.9 years
Volatility                    14.73%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     March  31,  1999

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1998 contained in the Company's Form 10-K and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's financial position or operating results.


Overview
--------

During the first quarter of 1999 the Company began implementing its accelerated expansion into the Monroe County area following the announced acquisition of one of its most significant market competitors. The Company's 1999 plan includes three main components (1) expand retail customer service delivery, (2) expand commercial service staff, and (3) increase brand awareness in the marketplace.

Throughout the quarter the Company also began hiring and training to staff the new offices in Greece, Irondequoit and Chili, expected to open in the second and third quarters. This follows on the opening of the Webster office in 1998's fourth quarter. In February the Company hired four commercial lending officers and expanded its credit administration staff. Also in that month, the Company began its brand awareness campaign with a series of television commercials that are expected to continue throughout the year.

These plans come as a result of the Company's strategic planning process that began in 1995 with Vision 2010 - Convenience, Technology, Superior Service, Community Focus, Shareholder Return, and New Products.

As discussed at the Company's March shareholders' meeting, the costs for this expansion precede the income generated. Through detailed planning and analysis, management estimates these initiatives will reduce 1999's earnings per share more than 15% from projections excluding these plans. However, these initiatives are also expected to breakeven by their third year, and, by year five, increase earnings per share 20% from projections excluding these plans.

At March 31, 1999 the Company's assets grew further to a record $433 million. Total assets increased $4.7 million or 1.1% in the first quarter of 1999. Loans increased $1.7 million or 0.5% while securities increased $.2 million or 0.3%. During the same period, deposits increased $6.5 million or 1.9% and borrowings (from the FHLB) decreased $2.3 million or 32.3%. Funds generated through deposit inflows were used to increase loan originations, reduce FHLB borrowings and sell federal funds.

Net income for the three-month period ended March 31, 1999 was consistent with management's projections at $.6 million as compared to $1.0 million for the same period in 1998. Basic earnings per share decreased by $2.66 or 42.2% from the same period and fully diluted earnings per share decreased by $2.76 or 43.8%. For the three months ended March 31, 1999, net interest income decreased $.3 million or 6.7% from the same period in 1998 and is reflective of the reduced yields on earning assets following heavy repricing activity and a 75 basis point prime rate drop in 1998.

The quality of the Company's assets continued to improve with non-performing loans less than 1% of total loans at March 31, 1999. The allowance for loan losses exceeds the balance of nonperforming loans at the period end. Other real estate owned was $.1 million lower than the same period in 1998. As a result of these trends the provision for loan loss declined to $.05 million versus $.3 million for the three-month periods ended March 31, 1999 and 1998, respectively.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Asset growth during the first quarter of 1999 was slow and is consistent with 1998's trend. As of March 31, 1999, total assets of the Company were $432.8 million, up from $428.0 million at year end 1998. Cash and equivalents decreased $4.9 million to $18.9 million. Securities showed a minor increase of $.2 million to $73.1 million. Excess liquidity of $6.5 million was sold in the form of federal funds. Net loans increased $1.7 million to $310.1 million, and all other assets rose $1.3 million to $23.7 million. As was the case in 1998, most of the growth in the loan portfolio is anticipated to come in the second and third quarters of 1999.

Total deposits at March 31, 1999 were $383.0 million and were up $6.5 million from December 31, 1998. The Webster office contributed over half of the quarter's deposit growth with $3.8 million in new balances. For the same period borrowings from FHLB were down $2.3 million to $4.8 million. Other liabilities increased by $1.0 million to $2.9 million. The decline in borrowings is a direct result of deposit growth. Deposit growth in 1999 has come in interest-bearing demand - up $8.1 million and time deposits - up $7.2 million. Deposit growth is coming from a number of sources, including the Generations Gold suite of accounts, Business Choice Sweep account, and "CD Specials". Non-interest bearing demand and savings balances declined mostly due to the timing of customer's tax payments at year end.

For the three months ending March 31, 1999, average interest earning assets, increased $9.6 million to $393.1 million from $383.8 million for the year ended December 31, 1998. The yields on these assets were 7.57% and 8.04%, respectively; the decline resulting from loan refinancings due to 1998's declining interest rate environment. For the same periods, average interest bearing liabilities increased $15.7 million to $326.6 million from $310.9 for the year ended December 31, 1998. Rates paid on these liabilities were 3.69% and 4.00%, respectively. This 16 basis point drop in interest spread had a $.3 million negative impact on net interest income for the quarter ended March 31, 1999. In the first quarter of 1999 the Company's net interest margin declined to 4.51% from 4.80% for the year ended December 31, 1998. This declining trend in net interest margin and spread showed some leveling off following the last prime rate drop in November 1998. However, interest spread and margin are anticipated to drop further as the Company expands into the highly competitive Monroe County region. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended March 31, 1999 increased $.4 million to $1.6 million over the same quarter in 1998. The increase was reflected in service charges, attributed increased transaction volume and changes in account fee structures and trust income, due to growth in assets under management.

Operating expenses increased $.9 million for the quarter ended March 31, 1999 to $5.1 million versus $4.2 million for the 1998 first quarter. These increases came in nearly all expense categories, reflecting growth in customers, employees and banking offices. Marketing and public relations increased over 200% as a result of the Company's television campaign begun in February.

Liquidity
---------

Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the three months ended December 31, 1999 the Company generated $1.6 million in cash and equivalents versus using $4.2 million for the same period in 1998.

Net cash from operating activities was $.7 million in 1999 as compared to $.4 million in 1998. Both the largest source and use of operating cash in 1999 and 1998 was mortgage banking activity. However, activity in 1999 was three times that in 1998.

Cash was used in 1999 for investing activities (investments, loans and fixed assets) as opposed to being a source in 1998 as a result of loan payoffs.

Financing activities provided cash of $3.2 million in 1999 versus using cash of $6.7 million in 1998. In both periods, net time deposit growth provided the bulk of the cash, yet in 1999 this was used to fund loans and sell federal funds, while in 1998 the cash was used to pay demand deposits and repay FHLB advances.

FHLB advances remain an important liquidity source for the Company. With $4.8 million outstanding at March 31, 1999 the Company had additional borrowing capacity from the FHLB of $37.2 million. Secondarily, the Company opened a liquidity source in 1998 through the sale of its CD's in the national brokered market. Cash for growth in 1999 is expected to come from these two sources as well as customer deposits as the Company expands into Monroe County.


Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  3  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

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

Management  also  uses  the  static  gap  analysis  to  identify  and manage the
Company's  interest  rate  risk  profile.   Interest  sensitivity  gap  ("gap")
analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods.

There has been no significant change in the Company's interest rate risk profile since December 31, 1998.

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

As of March 31, 1999 all capital adequacy requirements were met. Also, as of March 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain certain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the three month periods ended March 31, 1999 and 1998 are as follows (dollars in thousands):




                                                           March 31,
                                                     --------------------
                                                        1999       1998
                                                     -----------  -------
Balance at beginning of period                       $    3,283    3,153
Provision for loan losses                                    50      323
Loans charged off                                          (204)    (419)
Recoveries on loan previously charged off                   169      111
                                                     -----------  -------
Balance at end of period                             $    3,298   $3,168
                                                     ===========  =======

Allowance as a percentage of total period end loans        1.05%    1.06%
                                                     ===========  =======

Allowance as a percentage of non performing loans         149.6%    83.9%
                                                     ===========  =======



At March 31, 1999, the recorded investment in loans that are considered impaired totaled $1.9 million as compared to $2.1 million at December 31, 1998 and $3.2 million at March 31, 1998. The average recorded investment in impaired loans during the three month periods ended March 31, 1999 and 1998 were approximately $2.0 million and $3.2 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans decreased over the twelve month period by $1.6 million to $2.2 million at March 31, 1999 as compared to $3.8 million at March 31, 1998. The decrease has come across all commercial loans and residential real estate. Management attributes the decrease to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.

Other real estate owned consists of six parcels of property, all commercial, for $1.6 million. The decline in other real estate owned from the same period in 1998 is a result of net liquidations of properties.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                     March 31,
                                               -------------------
                                                  1999       1998
                                               -----------  ------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural           $       40     272
Real estate-commercial                                 93     203
Real estate-residential                                23      18
Consumer                                              133      44
                                               -----------  ------
Total past due 90 days or more and
  accruing                                            289     537
                                               -----------  ------

Loans in non-accrual status
Commercial, financial & agricultural                1,326   1,151
Real estate-commercial                                240   1,390
Real estate-residential                               350     698
Consumer                                                -       -
                                               -----------  ------
Total non-accrual loans                             1,916   3,239
                                               -----------  ------
Total non-performing loans                          2,205   3,776
                                               -----------  ------

Other real estate owned
Commercial                                          1,563   1,652
Residential                                             -       7
                                               -----------  ------
Total other real estate owned                       1,563   1,659
                                               -----------  ------
Total non-performing assets                    $    3,768   5,435
                                               ===========  ======

Non performing loans to total period end loan        0.70%   1.26%
                                               ===========  ======

Non performing assets to total period end
  loans and other real estate                        1.17%   1.73%
                                               ===========  ======


The  Company  has  no  restructured  loans.




Year  2000
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

Considerable progress has been made, including the replacement/conversion of the Bank's core operating systems. It is anticipated that all remaining projects will be completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. In the opinion of management our "opportunity cost" from 1996 through 2000 approximates $3.0 million and is based upon an estimate of the time for internal staff to complete testing and remediation efforts multiplied by an estimated hourly rate. Out-of-pocket costs for testing and other services are estimated at no more than $300,000, most of which will be expended in 1999.
As of March 31, 1999 the Company had substantially completed all of the above phases of its year 2000 compliance plan. Management expects all material year 2000 compliance items will be resolved no later than the second quarter of 1999. Substantially all mission-critical systems were validated by year-end 1998. The Company still has validation testing to complete on some non-critical systems. Following validation, these systems will be implemented.
All of the remaining systems to be validated and converted/replaced are vendor-supplied, and most vendors have provided the Company with certification or a delivery commitment letter. The Company presently believes that with the conversion to new systems, and vendor delivery of millennium-compliant systems, all material year 2000 compliance issues will be resolved.
While deemed remote by management, if the Company's systems were to cease processing due to a year 2000 failure, any interruption would likely be short-lived. And because substantially all of our income and expenses are earned (paid) on an accrual basis, any anticipated direct losses which may result from a year 2000 related system failure would not be expected to be material over the long term. The Company can continue to earn (and pay) interest in the event of an operating disruption. The Company assesses its worst case Year 2000 scenarios to include: (1) material credit losses due to Year 2000 failures adversely affecting its commercial banking customer base and (2) liquidity strain resulting from potential disruption of the financial markets stemming from significant Year 2000 failures.

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

Testing of the Business Resumption Contingency Plans will be performed during the second quarter of 1999.


The Company is also subject, either directly or indirectly, to the year 2000 issue with respect to external parties, particularly commercial loan customers and transaction processing parties. The Bank is addressing its exposure to its commercial loan customers by reviewing customers' plans and procedures for remediating their year 2000 risk. This review is carried out in the context of the Bank's annual loan review process, which includes a Y2K assessment questionnaire
for  completion  by  borrowers.   The  Bank  has  reviewed  a  majority  of  its
commercial loan customers and had classified the entire loan portfolio in a "high-medium-low Y2K risk" rating system. Using this system, management assessed the Bank's risk of loan loss. Through this assessment process the Company has concluded that no special provision for loan loss is necessary to address the Y2K risk.

The Company's most important third party vendors are the Federal Reserve Bank of New York (Fedline), NYCE, and NYACH. Each of these vendors plays a role in the payment exchange system, such as check clearing, ATM processing and ACH postings. A failure of any or all of these vendors to carry out their functions would result in a delay in posting customer transactions. The Company has completed testing with each of these vendors.

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

None

Item  3.  Defaults  upon  senior  securities

None

Item  4.  Submission  of  matters  to  a  vote  of  security  holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 10, 1999 for the following purpose:

         Four directors were elected for a three-year term and votes were cast as follows:

                                         Votes
                                        -------
Name                     For     Withheld    Abstain   Against
-----                  -------   --------    -------   -------

Frank  H.  Hamlin         88,353     13,926         0         0

Stephen  D.  Hamlin      102,079        200         0         0

James  S.  Fralick       102,079        200         0         0

Daniel  P.  Fuller       102,079        200         0         0


Item  5.  Other  information

None

Item  6.  Exhibits  and  reports  on  Form  8-K

(a)       Exhibits

  (3.i.)  Certificate  of  Incorporation,  of  the  Registrant,  as  amended

 (3.ii.)  By-laws  of  the  Registrant,  as  amended

    (27)  Financial  Data  Schedule

(b)       Reports  on  Form  8-K
None

                                   SIGNATURES

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          CANANDAIGUA  NATIONAL  CORPORATION
          ----------------------------------
                                       (Registrant)



                 May 13, 1999          /s/ George W. Hamlin, IV
                 ------------          ------------------------
                  Date          George W. Hamlin, IV, President


                   May 13, 1999          /s/ Gregory S. MacKay
                   ------------          ---------------------
                   Date          Gregory S. MacKay, Treasurer

INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the         Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
December
                                                       31,  1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                 for  the  year  ended
December
                                                       December  31,  1994
  (27)    Financial  Data  Schedule