Form 10-Q
period 1999-06-30
CANANDAIGUA NATIONAL CORP
filed 1999-08-12
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  1999
                                    ---------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  August  2,  1999
                    -----                     ---------------------------------
             Common  stock,  $50.00  par                  159,073

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

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  JUNE 30, 1999

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  June  30,  1999
  and  December 31, 1998.                                                      1

Condensed  consolidated  statements  of  income  for  the  three
  month  and six month periods ended June 30, 1999 and 1998.                   3

Condensed  consolidated  statements  of  stockholders'  equity
  for  the six month periods ended June 30, 1999 and 1998.                     4

Condensed  consolidated  statements  of  cash  flows
  for  the six month periods ended June 30, 1999 and 1998.                     5

Notes  to  condensed  consolidated  financial  statements
  at  June 30, 1999.                                                           6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        12
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   17
Item  2.  Changes in Securities and Use of Proceeds                           17
Item  3.  Defaults Upon Senior Securities                                     17
Item  4.  Submission of Matters to a Vote of Security Holders                 17
Item  5.  Other Information                                                   17
Item  6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18

EXHIBITS                                                                     19

PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                   CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 1999 and December 31, 1998 (Unaudited)
                    (dollars in thousands, except per share amounts)


                                                               June 30,   December 31,

Assets                                                           1999         1998
------------------------------------------------------------  ----------  -------------

Cash and due from banks                                       $  21,884         23,892
Interest-bearing deposits with other financial institutions         106            314
Securities:
  - Available for sale, at fair value                               547            437
  - Held-to-maturity (fair value of $73,629 in 1999 and
    $71,850 in 1998)                                             73,678         72,479
Loans:
  Commercial, financial & agricultural                           49,995         43,260
  Commercial mortgage                                           104,035         83,771
  Residential mortgage                                           68,991         76,130
  Consumer-indirect                                              94,141         84,370
  Consumer-other                                                 22,421         17,753
  Other                                                           1,562          3,516
  Loans held for sale                                             2,959          2,969
                                                              ----------  -------------
    Total loans                                                 344,104        311,769
  Less:  Allowance for loan losses                               (3,591)        (3,283)
                                                              ----------  -------------
    Loans - net                                                 340,513        308,486
Premises and equipment - net                                     12,771         11,468
Accrued interest receivable                                       2,265          2,244
Federal Home Loan Bank stock and Federal Reserve Bank stock       3,548          3,548
Other assets                                                      6,395          5,179
                                                              ----------  -------------
        Total Assets                                          $ 461,707        428,047
                                                              ==========  =============



                                          (Continued)



                  CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 1999 and December 31, 1998 (Unaudited)
                   (dollars in thousands, except per share amounts)


                                                             June 30,   December 31,
                                                            ----------
Liabilities and Stockholders' Equity                           1999         1998
----------------------------------------------------------  ----------  -------------

Deposits:
  Demand
    Non-interest bearing                                    $  63,546         64,368
    Interest bearing                                           70,357         56,877
  Savings and money market                                    119,903        109,316
  Time deposits                                               140,287        145,946
                                                            ----------  -------------
        Total deposits                                        394,093        376,507
FHLB advances                                                  21,931          7,142
Accrued interest payable and other liabilities                  3,473          1,920
                                                            ----------  -------------
        Total Liabilities                                   $ 419,497        385,569
                                                            ----------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 1999 and 1998                      8,110          8,110
  Additional paid in capital                                    8,489          8,489
  Retained earnings                                            26,576         26,569
  Treasury stock at cost (3,135 shares in 1999 and 2,479
    shares in 1998)                                            (1,095)          (835)
  Accumulated other comprehensive income                          130            145
                                                            ----------  -------------
        Total Stockholders' Equity                             42,210         42,478
                                                            ----------  -------------
        Total Liabilities and Stockholders' Equity          $ 461,707        428,047
                                                            ==========  =============

See  notes  to  condensed  consolidated  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the three month and six month periods ended June 30, 1999 and 1998
                                   (Unaudited)

                (dollars in thousands, except per share amounts)

                                      Three months     Six months
                                          ended          ended
                                        June  30,       June  30,
                                        1999   1998    1999     1998
                                       ------  -----  -------  ------
Interest income:
  Loans, including fees                $6,748  6,285  $13,164  13,116
  Securities                              940    995    1,887   1,989
  Federal funds sold and other             83      5      158      38
                                       ------  -----  -------  ------
        Total interest income           7,771  7,285   15,209  15,143
                                       ------  -----  -------  ------
Interest expense:
  Deposits                              3,033  2,587    5,962   5,024
  Borrowings                               95    465      175   1,138
                                       ------  -----  -------  ------
      Total interest expense            3,128  3,052    6,137   6,162
                                       ------  -----  -------  ------
      Net interest income               4,643  4,233    9,072   8,981
Provision for loan losses                 446    106      496     429
                                       ------  -----  -------  ------
      Net interest income after
        provision for loan losses       4,197  4,127    8,576   8,552
                                       ------  -----  -------  ------

Other income:
  Service charges on deposit accounts     602    466    1,102     777
  Trust income                            648    628    1,348   1,139
  Net gain (loss) on sale of
    mortgages                              33      7       76      22
  Other operating income                  444    462      820     856
                                       ------  -----  -------  ------
      Total other income                1,727  1,563    3,346   2,794
                                       ------  -----  -------  ------

Operating expenses:
  Salaries & employee benefits          3,146  2,297    6,139   4,679
  Occupancy expense                       935    783    1,771   1,523
  FDIC insurance                           11      -       21      20
  Marketing and public relations          291    112      544     187
  Office supplies, printing and
    postage                               256    196      488     355
  Professional                             86     14      208     111
  Other operating expenses                696    933    1,392   1,696
                                       ------  -----  -------  ------
      Total operating expenses          5,421  4,335   10,563   8,571
                                       ------  -----  -------  ------

      Income before income taxes          503  1,355    1,359   2,775
Income taxes                              159    566      434     975
                                       ------  -----  -------  ------
      Net income                       $  344    789  $   925   1,800
                                       ======  =====  =======  ======

Basic earnings per share               $ 2.16   4.92  $  5.80   11.21
                                       ======  =====  =======  ======
Diluted earnings per share             $ 2.15   4.92  $  5.79   11.21
                                       ======  =====  =======  ======


See  notes  to  condensed  consolidated  financial  statements



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the six month periods ended June 30, 1999 and 1998 (Unaudited)

                        (dollars in thousands, except per share amounts)


                                                                         Accumulated
                                        Additional                          Other
                               Common     Paid in  Retained   Treasury   Comprehensive
                               Stock      Capital  Earnings     Stock        Income       Total
                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 1999  $      8,110    8,489    26,569       (835)            145   42,478
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $14               -        -         -          -             (15)     (15)
    Net income                         -        -       925          -               -      925
                                                                                         -------
  Total comprehensive
   income                            910
                            ------------
  Cash dividend - $5.75
   per share                           -        -      (918)         -               -     (918)
  Purchase of 672 shares
   of treasury stock                   -        -         -       (265)              -     (265)
  Sale of 16 shares
   of treasury stock                   -        -         -          5               -        5
                            ------------  -------  ---------  ---------  --------------  -------
Balance at June 30, 1999           8,110    8,489    26,576     (1,095)            130   42,210
                            ============  =======  =========  =========  ==============  =======



Balance at January 1, 1998  $      8,110    8,489    24,742       (528)            119   40,932
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $15               -        -         -          -              23       23
    Net income                         -        -     1,800          -               -    1,800
                                                                                         -------
  Total comprehensive
   income                          1,823
                            ------------
  Cash dividend - $5.50
   per share                           -        -      (883)         -               -     (883)
Purchase of 95 shares
of treasury stock                      -        -         -        (34)              -      (34)
Sale of 10 shares
of treasury stock                      -        -         -          3               -        3
                            ------------  -------  ---------  ---------  --------------  -------
Balance at June 30, 1998           8,110    8,489    25,659       (559)            142   41,841
                            ------------  -------  ---------  ---------  --------------  -------


See  notes  to  condensed  consolidated  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the six month periods ended June 30, 1999 and 1998 (Unaudited)

                             (dollars in thousands)



                                                            1999       1998
                                                          ---------  --------
Cash flow from operating activities:
  Net income                                              $    925     1,800
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                              972       937
    Provision for loan losses                                  496       429
    Deferred income taxes                                     (132)     (121)
    Originations of loans held for sale                    (62,481)  (46,437)
    Proceeds from sale of loans held for sale               62,491    46,426
    (Increase) decrease in accrued interest receivable
      and other assets                                        (690)     (441)
    Increase in accrued interest payable and
     other liabilities                                       1,553       159
                                                          ---------  --------
      Net cash provided by operating activities              3,134     2,752
                                                          ---------  --------

Cash flow from investing activities:
  Purchase of FHLB stock                                         -      (430)
  Securities held to maturity:
    Proceeds from maturities and calls of securities        17,380    16,130
    Purchases of securities                                (18,635)  (16,165)
  Loans (originated) repaid, net                           (33,248)    1,162
  Fixed asset purchases - net                               (2,264)     (801)
  Investment in minority owned subsidiary                     (158)     (495)
  Proceeds from sale of other real estate                      378       911
                                                          ---------  --------
      Net cash provided (used) by investing activities     (36,547)      312
                                                          ---------  --------

Cash flow from financing activities:
  Net increase in demand, savings and short-
    term deposits                                           23,245     4,046
  Net increase (decrease) in time deposits                  (5,659)    7,251
  Proceeds from FHLB advances                               15,800     7,900
  Principal repayments on FHLB advances                     (1,011)  (20,012)
  Proceeds from sale of treasury stock                           5         3
  Purchase of treasury stock                                  (265)      (34)
  Dividends paid                                              (918)     (883)
                                                          ---------  --------
      Net cash provided (used) by financing activities      31,197    (1,729)
                                                          ---------  --------

      Net increase (decrease) in cash & cash equivalents    (2,216)    1,335
  Cash & cash equivalents - beginning of period             24,206    19,647
                                                          ---------  --------
  Cash & cash equivalents - end of period                 $ 21,990    20,982
                                                          =========  ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $  6,123     6,147
                                                          =========  ========
    Income taxes                                          $    126     1,009
                                                          =========  ========
Supplemental disclosure of non-cash investing
 Activity:
  Additions to other real estate acquired through
   foreclosure, net of loans to facilitate sales          $    715         -
                                                          =========  ========

See  notes  to  condensed  consolidated  financial  statements.

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1998 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.


(2)     Dividends  Per  Share
        ---------------------

On July 14, 1999 the Board of Directors declared a semi-annual $5.75 per share dividend on common stock, payable August 2, 1999 to shareholders of record July 14, 1999. The Company paid a semi-annual $5.75 per share dividend on common stock on January 13, 1999, payable February 1, 1999 to shareholders of record January 13, 1999.

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock options issueable upon conversion of the options. The calculations of basic and diluted earnings per share follow (income in thousands):




                                                  Net    Average   Per
                                                Income   Shares   Share
                                                -------  -------  ------
For the three months ended June 30, 1999
Basic earnings per share:
  Net income applicable to common shareholders  $   344  159,245  $ 2.16
                                                                  ======
  Effect of assumed exercise of stock options         -      502
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $   344  159,747  $ 2.15
                                                                  ======

For the three months ended June 30, 1998

Basic earnings per share:
  Net income applicable to common shareholders  $   789  160,493  $ 4.92
                                                                  ======
  Effect of assumed exercise of stock options         -        -
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $   789  160,493  $ 4.92
                                                                  ======






                                                  Net    Average   Per
                                                Income   Shares   Share
                                                -------  -------  ------

For the six months ended June 30, 1999
Basic earnings per share:
  Net income applicable to common shareholders  $   925  159,401  $ 5.80
                                                                  ======
  Effect of assumed exercise of stock options         -      251
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $   925  159,652  $ 5.79
                                                                  ======

For the six months ended June 30, 1998

Basic earnings per share:
  Net income applicable to common shareholders  $ 1,800  160,528  $11.21
                                                                  ======
  Effect of assumed exercise of stock options         -        -
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $ 1,800  160,528  $11.21
                                                                  ======




(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 16,000 shares of common stock. At its March 1999 meeting, the Board of directors granted, effective January 1, 1999, 4,571 non-qualified options to certain employees. 3,210 options were granted in replacement of the future appreciation of previously granted Stock Appreciation Rights and Phantom Stock Awards. The remaining options were granted to management under the Company's incentive compensation plan for 1998's performance. The options were granted at the estimated fair value of the common stock on the grant date. The options are exerciseable at times varying from five years to seventeen years. The options are fully vested and have no set expiration date.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated statement of income. Had compensation cost been determined on the fair value at the grant date for this award, consistent with the method of FASB Statement No. 123, the Company's net income and earnings per share for the six month period ended June 30, 1999 would have been reduced to the pro forma amounts indicated below (net income in thousands):


Net  income:
  As  reported                                      $     925
  Pro  forma                                        $     689
Basic  earnings  per  share
  As  reported                                      $    5.80
  Pro  forma                                        $    4.32



The per share weighted average fair value of stock options granted during 1999 of $76.89, was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:




Expected dividend yield        3.09%
Risk free interest rate        4.92%
Expected life            12.9 years
Volatility                    14.73%

(5)     New  Accounting  Pronouncement
        ------------------------------

In June 1999 the Financial Accounting Standards Board deferred the effective date of FASB Statement No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement's effective date was deferred in June 1999 by FASB and is now effective for the Company for fiscal quarters beginning January 1, 2001. Earlier adoption is still permitted. Management anticipates adopting the provision of this statement in 2001, however its impact has not yet been evaluated.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations June 30, 1999

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

Overview  -  President's  Letter  to  Shareholders
--------------------------------------------------

"August  2,  1999

To  Our  Shareholders:

     For the first half of 1999 I report earnings per share of $5.79 compared with $11.21 for the previous year. Despite this performance being half of last year's for the second quarter, year-over-year, it does reconcile to our budget plan for 1999 as being pretty much on track. In my interim letter to Shareholders of June 7, 1999, I detailed our progress regarding a number of initiatives underway to take advantage of market opportunities. Of course, all of these initiatives involve immediate expense with revenues planned to cycle in six to nine months later as newly garnered business in the form of loans and deposits takes hold.

     Our Webster-Penfield location continues to grow in deposits at the rate of $1 million a month. Our storefront in Chili opened on schedule in early June which is a part of a plaza which will be our permanent home after we gain access to the former M&T space in early December for the purposes of remodeling and establishing our permanent home in Chili Center. Our office in Greece opened in June on time and is being flooded with new business housed in a splendid and unique facility that we all can be proud of. We move full speed ahead at our
Irondequoit  location  planning  for  a  mid-August  opening  date.   We  have
identified our temporary and final sites in Honeoye Falls by securing agreements with respect to both in mid-July. Finally, we have a letter of intent regarding a facility in Perinton which will come to fruition in early fall provided all parties follow through with their commitments.

     Our dividend of $5.75 per share, declared in July of 1999, brings us to a total of $11.50 per share for the entire year compared with $11.00 for 1998. This represents yet another increase in our distributions to you, which is reflective of our strong capital position and growing prospects.

     As of last month our insurance unit was fully operational with five markets to draw from allowing us to offer a full range of insurance coverages directly entitling us to a full commission. The labyrinth was far more extensive than just getting licensed. Finding markets and underwriters that would do business with a "brand new agency" turned out to run against the traditions of the insurance industry which would consider dealing only with existing agencies
                                                               --------
rather than "de novo" agencies. This completes the fourth leg of our financial stool consisting of comprehensive financial services for individuals whether they be growing families or businesses.

     It is absolutely astonishing to me as I travel with our new and old loan officers throughout our broadening marketplace, how welcomed we are as the locally owned, full service financial institution which is, as well, a community bank. We have just concluded a three day strategic planning session where all our current initiatives were reviewed and a number of new initiatives discussed with over two dozen of our key staff and officers whose job it is to execute our Strategic Plan. I am indeed very impressed with those recently new to our company in their enthusiasm and skill level which they bring to our expansion plans. Each of them identified us and committed to come with us because they saw something in our organization and reputation which they strongly identified with and continue to be committed to. This is an endorsement of a sort which we take pride in and which will be the base of our success.

     My report would not be complete without mentioning Congress which, at the beginning of July, passed a financial reform bill in both houses. Now the mischief begins as the two bills are reconciled in conference committees throughout the summer. We are fortunate that the major pieces of our financial plan have been placed in motion and, therefore, by definition are "grandfathered" regardless of what may transpire in the lobbies of Congress.

     We  are  in  the  9th  year  of  an  economic expansion.   The stock market
continues  to  out  perform  even  the  most  seasoned  expectations.   The
international situation seems to have quieted as the Balkan crisis has passed and the rest of the world goes through the usual adjustments required of any set of economies adapting and adjusting to their new circumstances. Our prospects, however, remain bright as our loan pipeline is filled to the top and, if booked in a timely fashion during the next quarter, will propel our financial projections to an on-budget performance by the end of the year as planned. Even if there are time delays, our prospects remain bright for our expansion and growth into the next century.

     Summer  greetings  to  all!

Very  truly  yours,

/s/  George  W.  Hamlin,  IV

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Three  months  ended  June  30,  1999
-------------------------------------

Asset growth during the second quarter of 1999 increased significantly as the Company's expansion into the Rochester market took hold. As of June 30, 1999, total assets of the Company were $461.7 million, up from $432.8 million at March 31, 1999. Cash and equivalents increased $2.7 million to $22.0 million.
Securities showed a minor increase of $1.1 million to $74.2 million. Loan growth for the quarter exceeded deposit inflows resulting in the liquidation of federal funds during the quarter. Net loans increased $30.4 million to $340.5 million, and all other assets rose $.7 million to $25.0 million.

Total deposits at June 30, 1999 were $394.1 million and were up $11.1 million from March 31, 1999. Our newest community banking offices in Webster/Penfield, Greece and Chili accounted for $6.7 million of the quarter's deposit growth. Deposit growth is coming from a number of sources, including the Generations Gold suite of accounts, Business Choice Sweep account, demand deposits and "CD Specials". Time deposit balances declined mostly due to reductions in municipal accounts. For the same period borrowings from FHLB were up $17.1 million to $21.9 million as loan growth outpaced deposit growth. Other liabilities increased by $.5 million to $3.5 million.

The quality of the Company's assets continued to improve during the quarter with non-performing loans less than 1% of total loans at June 30, 1999. Other real estate owned was $.4 million higher than at March 31, 1999 due to the Bank's foreclosure on a commercial real estate loan formerly classified as non-performing. As a result of the loan portfolio's growth the provision for loan loss increased to $.4 million for the quarter versus $.05 million for the first quarter of 1999.

Net income for the three-month period ended June 30, 1999 was consistent with management's projections at $.3 million as compared to $.8 million for the same period in 1998. Basic earnings per share decreased by $2.76 or 56.1% from the same period and fully diluted earnings per share decreased by $2.77 or 56.2%. For the three months ended June 30, 1999, net interest income increased $.4 million or 9.7% from the same period in 1998, reflecting the growth in the loan portfolio, offset by their reduced yields following heavy repricing activity and a 75 basis point prime rate drop in late 1998.

For the three months ending June 30, 1999, average interest earning assets, increased $18.0 from March 31, 1999 and $34.3 million from June 30, 1998. However, the yields on these assets were 7.56%, 7.57% and 7.73%, respectively, the decline resulting from loan refinancings due to 1998's declining interest rate environment. For the same periods, average interest bearing liabilities increased $14.2 million and $36.3 million. Rates paid on these liabilities during the same three periods were 3.67%, 3.69% and 4.01%, respectively. This 17 basis point increase in interest spread for the June 30, 1999 versus June 30, 1998 quarters is reflective of both asset and liability yield reductions. In the second quarter of 1999 the Company's net interest margin rose to 4.52% from 4.51% at March 31, 1999 and 4.49% at June 30, 1998. The declining trend in net interest margin seen during 1997 and most of 1998 seems to be showing some leveling off, particularly as the Company reduces its higher cost FHLB borrowings. However, interest spread and margin are not anticipated to rise to pre-1998 levels as the Company expands into the highly competitive Monroe County region. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended June 30, 1999 increased $.1 million to $1.7 million over the same quarter in 1998. The increase was reflected in service charges, attributed increased transaction volume and changes in account fee structures and trust income, due to growth in assets under management.

Operating expenses increased $1.1 million for the quarter to $5.4 million versus $4.3 million for the 1998 second quarter. These increases came in nearly all expense categories, reflecting growth in customers, employees and banking offices. Marketing and public relations increased over 200% as a result of the Company's television campaign begun in February 1999.

The Company's effective tax rate for the quarter ended June 30, 1999 declined to 31.6% from 41.8% for the same period of 1998. The second quarter of 1998 showed a higher than normal effective rate for the Company due to the recognition of non-deductible permanent differences.


Six  months  ended  June  30,  1999
-----------------------------------

Total assets of the Company were $461.7 million, up from $428.0 million at December 31, 1998. Cash and equivalents decreased $2.2 million to $22.0 million. Securities showed a minor increase of $1.3 million to $74.2 million. Net loans increased $32.0 million to $340.5 million, and all other assets rose $2.5 million to $25.0 million.

Total deposits were up $17.6 million from December 31, 1998, with Webster/Penfield, Greece and Chili accounting for $10.5 million of the year's deposit growth. For the first six months of 1999 borrowings from FHLB were up $14.8 million to $21.9 million as loan growth outpaced deposit growth. Other liabilities increased by $1.5 million to $3.5 million.

Net income for the six-month period ended June 30, 1999 was consistent with management's projections at $.9 million as compared to $1.8 million for the same period in 1998. Basic earnings per share decreased by $5.41 or 48.3% from the same period and fully diluted earnings per share decreased by $5.42 or 49.3%. For the six months ended June 30, 1999, net interest income increased $.1 million or 1.0% from the same period in 1998, reflecting the growth in the loan portfolio, offset by their reduced yields.

For the six months ending June 30, 1999, average interest earning assets, increased $25.1 million to $402.2 from $377.1 million for the six months ended
June 30, 1998. However the yields on these assets were 7.56% and 8.03%, respectively. For the six months ended June 30, 1999, average interest bearing liabilities increased $27.1 million as compared to the comparable prior year period Rates paid on these liabilities were 3.68% and 4.02%, respectively. This 13 basis point drop in interest spread for the June 30, 1999 versus June 30, 1998 six-month periods had a $.7 million negative impact on net interest income for the six months and was made up by volume growth. In the first half of 1999 the Company's net interest margin declined to 4.51% from 4.76% at June 30, 1998. Other income for the six months ended June 30, 1999 increased $.5 million to $3.3 million over the same period in 1998. The increase was reflected in service charges and trust income.

Operating expenses increased $2.0 million for the six months to $10.6 million versus $8.6 million for the 1998. These increases came primarily in salaries and benefits, occupancy, marketing and public relations, and supplies, printing and postage, reflecting growth in customers, employees and banking offices.

The Company's effective tax rate for the six-months ended June 30, 1999 declined to 31.9% from 35.1% for the same period of 1998. The first half of 1998 showed a higher than normal effective rate for the Company due to the recognition of non-deductible permanent differences.


Liquidity
---------

Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the six months ended June 30, 1999 the Company used $2.2 million in cash and equivalents versus generating $1.3 million for the same period in 1998.

Net cash from operating activities was $3.1 million in 1999 as compared to $2.8 million in 1998. Both the largest source and use of operating cash in 1999 and 1998 was mortgage banking activity.

$36.5 million in cash was used in 1999 for investing activities (investments, loans and fixed assets) as opposed to being a minor source in 1998, primarily as a result of loan payoffs.

Financing activities provided cash of $31.2 million in 1999 versus using cash of $1.7 million in 1998. In both periods, net deposit growth provided the bulk of the cash, yet in 1999 this was used to fund loans, while in 1998 the cash was used to repay FHLB advances.

FHLB advances remain an important liquidity source for the Company. With $21.9 million outstanding at June 30, 1999 the Company had additional borrowing capacity from the FHLB of $20.1 million. Secondarily, the Company opened a liquidity source in 1998 through the sale of its CD's in the national brokered market, which remains available in 1999. Cash for growth for the remainder 1999 is expected to come from these two sources as well as customer deposits as the Company expands into Monroe County.

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

There has been no significant change in the Company's interest rate risk profile since December 31, 1998. In late June 1999 the Federal Reserve Board (FRB) raised its target for the Federal Funds rate 1/4%, which was immediately followed by a 1/4% rise in Wall Street Banks' prime rate. Some financial analysts believe the FRB will raise rates again before year-end by another 1/4% to 1/2%. Management estimates that such increases would have minimal impact on the Company's net interest margin.

Capital  Resources
------------------

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

As of June 30, 1999 all capital adequacy requirements were met. Also, as of June 30, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain certain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.


Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the six-month periods ended June 30, 1999 and 1998 are as follows (dollars in thousands):




                                                           June 30,
                                                     -------------------
                                                        1999      1998
                                                     ----------  -------
Balance at beginning of period                       $   3,283    3,153
Provision for loan losses                                  496      429
Loans charged off                                         (461)    (637)
Recoveries on loan previously charged off                  273      308
                                                     ----------  -------
Balance at end of period                             $   3,591   $3,253
                                                     ==========  =======

Allowance as a percentage of total period end loans       1.04%    1.06%
                                                     ==========  =======

Allowance as a percentage of non-performing loans        255.2%   100.9%
                                                     ==========  =======



At June 30, 1999, the recorded investment in loans that are considered impaired totaled $1.2 million as compared to $2.1 million at December 31, 1998 and $1.8 million at June 30, 1998. The average recorded investment in impaired loans during the six month periods ended June 30, 1999 and 1998 were approximately $1.7 million and $3.0 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans decreased over the twelve-month period by $1.8 million to $1.4 million at June 30, 1999 as compared to $3.2 million at June 30, 1998. The decrease has come from commercial loans. Management attributes the decrease to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.

Other real estate owned consists of four parcels of property, all commercial, for $2.0 million. The increase in other real estate owned from the same period in 1998 is a result of the addition of two properties in 1999, net liquidations of four properties in 1999.

Non-Performing  Assets
----------------------


                              Non-Performing Assets
                             (Dollars in thousands)


                                                     June 30,
                                                ------------------
                                                   1999      1998
                                                ----------  ------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $      13     429
Real estate-commercial                                 86     135
Real estate-residential                                43      73
Consumer                                               86      29
                                                ----------  ------
Total past due 90 days or more and
  accruing                                            228     666
                                                ----------  ------

Loans in non-accrual status
Commercial, financial & agricultural                  625     611
Real estate-commercial                                180   1,519
Real estate-residential                               374     427
Consumer                                                -       -
                                                ----------  ------
Total non-accrual loans                             1,179   2,557
                                                ----------  ------
Total non-performing loans                          1,407   3,223
                                                ----------  ------

Other real estate owned
Commercial                                          2,008   1,601
Residential                                             -       -
                                                ----------  ------
Total other real estate owned                       2,008   1,601
                                                ----------  ------
Total non-performing assets                     $   3,415   4,824
                                                ==========  ======

Non performing loans to total loans period end       0.41%   1.05%
                                                ==========  ======

Non performing assets to total loans and
 other real estate at period end                     0.99%   1.56%
                                                ==========  ======


The  Company  has  no  restructured  loans.





Year  2000
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

Significant progress has been made, including the replacement/conversion of the Bank's core operating systems. It is anticipated that all remaining projects will be completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. In the opinion of management our "opportunity cost" from 1996 through 2000 approximates $3.0 million and is based upon an estimate of the time for internal staff to complete testing and remediation efforts multiplied by an estimated hourly rate. Out-of-pocket costs for testing and other services are estimated at no more than $300,000, most of which will be expended in 1999.

As of June 30, 1999 the Company had substantially completed all of the above phases of its year 2000 compliance plan. All material year 2000 compliance items were completed by June 30, 1999. Substantially all mission-critical systems were validated by year-end 1998. Validation testing on a few non-critical systems remains. Following validation, these systems will be implemented.

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

Testing of the Business Resumption Contingency Plans was performed during the second quarter of 1999.

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

Management believes the Company's Year 2000 efforts constitute an important technology project. They view these efforts as opportunities for technological advancement, which will ultimately increase customer value.

PART  II  --  OTHER  INFORMATION

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES


Item  1.  Legal  proceedings

None

Item  2.  Changes  in  securities  and  use  of  proceeds

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



          CANANDAIGUA  NATIONAL  CORPORATION
          ----------------------------------
                                       (Registrant)



                August 12, 1999          /s/ George W. Hamlin, IV
                ---------------          ------------------------
                  Date          George W. Hamlin, IV, President


                 August 12, 1999          /s/ Gregory S. MacKay
                 ---------------          ---------------------
                   Date          Gregory S. MacKay, Treasurer

INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the      Exhibit A on Form 10-K
            Registrant,  as  amended                   for  the  year  ended
                                                       December 31,  1994

(3.ii.)   By-laws  of  the Registrant,                 Exhibits B on Form 10-K
            as  amended                                for  the  year  ended
                                                       December  31,  1994
  (27)    Financial  Data  Schedule