Form 10-Q
period 1999-09-30
CANANDAIGUA NATIONAL CORP
filed 1999-11-12
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  1999
                                    --------------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                   Outstanding  at  October  31,  1999
                    -----                   -----------------------------------
             Common  stock,  $50.00  par                  158,327

















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














































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1999

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  September  30,  1999
  and  December 31, 1998.                                                      1

Condensed  consolidated  statements  of  income  for  the  three
  month  and nine month periods ended September 30, 1999 and 1998.             3

Consolidated  statements  of  stockholders'  equity
  for  the nine month periods ended September 30, 1999 and 1998.               4

Consolidated  statements  of  cash  flows
  for  the nine month periods ended September 30, 1999 and 1998.               5

Notes  to  condensed  consolidated  financial  statements
  at  September 30, 1999.                                                      6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        11
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   16
Item  2.  Changes in Securities and Use of Proceeds                           16
Item  3.  Defaults Upon Senior Securities                                     16
Item  4.  Submission of Matters to a Vote of Security Holders                 16
Item  5.  Other Information                                                   16
Item  6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

EXHIBITS                                                                      18
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                      CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998 (Unaudited)
                              (in thousands, except share data)


                                                               September 30,   December 31,
Assets                                                             1999            1998
------------------------------------------------------------  ---------------  -------------

Cash and due from banks                                       $       24,815         23,892
Interest-bearing deposits with other financial institutions               75            314
Securities:
  - Available for sale, at fair value                                    533            437
  - Held-to-maturity (fair value of $72,933 in 1999 and
    $71,850 in 1998)                                                  73,056         72,479
Loans:
  Commercial, financial & agricultural                                53,300         43,260
  Commercial mortgage                                                119,227         83,771
  Residential mortgage                                                70,263         76,130
  Consumer-indirect                                                  102,181         84,370
  Consumer-other                                                      18,125         17,753
  Other                                                                3,736          3,516
  Loans held for sale                                                  1,512          2,969
                                                              ---------------  -------------
    Total loans                                                      368,344        311,769
  Less:  Allowance for loan losses                                    (3,811)        (3,283)
                                                              ---------------  -------------
    Loans - net                                                      364,533        308,486
Premises and equipment - net                                          13,226         11,468
Accrued interest receivable                                            2,634          2,244
Federal Home Loan Bank stock and Federal Reserve Bank stock            3,548          3,548
Other assets                                                           6,033          5,179
                                                              ---------------  -------------
        Total Assets                                          $      488,453        428,047
                                                              ===============  =============



                                          (Continued)



                     CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 1999 and December 31, 1998 (Unaudited)
                             (in thousands, except share data)


                                                             September 30,   December 31,
Liabilities and Stockholders' Equity                             1999            1998
----------------------------------------------------------  ---------------  -------------

Deposits:
  Demand
    Non-interest bearing                                    $       70,813         64,368
    Interest bearing                                                43,800         56,877
  Savings and money market                                         165,388        109,316
  Time deposits                                                    156,869        145,946
                                                            ---------------  -------------
        Total deposits                                             436,870        376,507
FHLB advances                                                        6,025          7,142
Accrued interest payable and other liabilities                       3,927          1,920
                                                            ---------------  -------------
        Total Liabilities                                   $      446,822        385,569
                                                            ---------------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 1999 and 1998                           8,110          8,110
  Additional paid in capital                                         8,489          8,489
  Retained earnings                                                 26,265         26,569
  Treasury stock at cost (3,831 shares in 1999 and 2,479
    shares in 1998)                                                 (1,375)          (835)
  Accumulated other comprehensive income                               142            145
                                                            ---------------  -------------
        Total Stockholders' Equity                                  41,631         42,478
                                                            ---------------  -------------
        Total Liabilities and Stockholders' Equity          $      488,453        428,047
                                                            ===============  =============

See  notes  to  condensed  consolidated  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

   For the three month and nine month periods ended September 30, 1999 and 1998
                                   (Unaudited)

                        (in thousands, except share data)

                                    Three months ended   Nine months  ended
                                       September  30,       September  30,
                                        1999   1998        1999     1998
                                       ------  -----      -------  ------
Interest income:
  Loans, including fees                $7,683  6,919      $20,847  20,035
  Securities                              931  1,017        2,818   3,006
  Federal funds sold and other             47      8          205      46
                                       ------  -----      -------  ------
        Total interest income           8,661  7,944       23,870  23,087
                                       ------  -----      -------  ------
Interest expense:
  Deposits                              3,203  2,773        9,165   7,797
  Borrowings                              169    363          344   1,501
                                       ------  -----      -------  ------
      Total interest expense            3,372  3,136        9,509   9,298
                                       ------  -----      -------  ------
      Net interest income               5,289  4,808       14,361  13,789
Provision for loan losses                 330    212          826     641
                                       ------  -----      -------  ------
      Net interest income after
        provision for loan losses       4,959  4,596       13,535  13,148
                                       ------  -----      -------  ------

Other income:
  Service charges on deposit accounts     668    504        1,770   1,281
  Trust income                            588    585        1,936   1,724
  Net gain on sale of
    mortgages                               4     55           80      77
  Other operating income                  546    468        1,366   1,324
                                       ------  -----      -------  ------
      Total other income                1,806  1,612        5,152   4,406
                                       ------  -----      -------  ------

Operating expenses:
  Salaries & employee benefits          3,473  2,716        9,612   7,395
  Occupancy expense                       969    773        2,740   2,296
  FDIC insurance                           11      9           32      29
  Marketing and public relations          386    160          930     347
  Office supplies, printing and
    postage                               231    222          719     577
  Professional                             40     40          248     151
  Other operating expenses                764    775        2,156   2,471
                                       ------  -----      -------  ------
      Total operating expenses          5,874  4,695       16,437  13,266
                                       ------  -----      -------  ------

      Income before income taxes          891  1,513        2,250   4,288
Income taxes                              287    459          721   1,434
                                       ------  -----      -------  ------
      Net income                       $  604  1,054        1,529   2,854
                                       ======  =====      =======  ======

Basic earnings per share               $ 3.80   6.57      $  9.60   17.79
                                       ======  =====      =======  ======
Diluted earnings per share             $ 3.79   6.57      $  9.58   17.79
                                       ======  =====      =======  ======


See  notes  to  condensed  consolidated  financial  statements



                         CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the nine month periods ended September 30, 1999 and 1998 (Unaudited)

                                 (in thousands, except share data)


                                                                             Accumulated
                                           Additional                           Other
                                  Common     Paid in  Retained   Treasury   Comprehensive
                                  Stock      Capital  Earnings     Stock        Income       Total
                               ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 1999     $      8,110    8,489    26,569       (835)            145   42,478
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $1                   -        -         -          -              (3)      (3)
    Net income                            -        -     1,529          -               -    1,529
                                                                                            -------
  Total comprehensive
   income                             1,526
                               ------------
  Cash dividend - $11.50
   per share                              -        -    (1,833)         -               -   (1,833)
  Purchase of 1,368 shares
   of treasury stock                      -        -         -       (545)              -     (545)
  Sale of 16 shares
   of treasury stock                      -        -         -          5               -        5
                               ------------  -------  ---------  ---------  --------------  -------
Balance at September 30, 1999         8,110    8,489    26,265     (1,375)            142   41,631
                               ============  =======  =========  =========  ==============  =======



Balance at January 1, 1998     $      8,110    8,489    24,742       (528)            119   40,932
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $15                  -        -         -          -             (23)     (23)
    Net income                            -        -     2,854          -               -    2,854
                                                                                            -------
  Total comprehensive
   income                             2,831
                               ------------
  Cash dividend - $11.00
   per share                              -        -    (1,766)         -               -   (1,766)
Purchase of 755 shares
of treasury stock                         -        -         -       (272)              -     (272)
Sale of 10 shares
of treasury stock                         -        -         -          3               -        3
                               ------------  -------  ---------  ---------  --------------  -------
Balance at September 30, 1998         8,110    8,489    25,830       (797)            142   41,728
                               ------------  -------  ---------  ---------  --------------  -------


See  notes  to  condensed  consolidated  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the nine month periods ended September 30, 1999 and 1998 (Unaudited)

                                 (in thousands)



                                                        1999       1998
                                                      ---------  --------
Cash flow from operating activities:
  Net income                                          $  1,529     2,854
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation and amortization                        1,513     1,439
    Provision for loan losses                              826       641
    Deferred income taxes                                 (332)     (231)
    Writedown of other real estate owned                     -        50
    Originations of loans held for sale                (91,230)  (78,227)
    Proceeds from sale of loans held for sale           92,686    76,386
    Increase in accrued interest receivable
      and other assets                                    (777)     (807)
    Increase in accrued interest payable and
     other liabilities                                   2,007     1,045
                                                      ---------  --------
      Net cash provided by operating activities          6,222     3,150
                                                      ---------  --------

Cash flow from investing activities:
  Purchase of FHLB stock                                     -      (430)
  Securities held to maturity:
    Proceeds from maturities and calls of securities    28,100    24,352
    Purchases of securities                            (28,691)  (24,073)
  Loans originated, net                                (58,865)   (2,927)
  Fixed asset purchases, net                            (3,234)   (1,477)
  Investment in minority owned subsidiary                 (158)     (762)
  Proceeds from sale of other real estate                  437     1,057
                                                      ---------  --------
      Net cash used by investing activities            (62,411)   (4,260)
                                                      ---------  --------

Cash flow from financing activities:
  Net increase in demand, savings and short-
    term deposits                                       49,440    19,288
  Net increase in time deposits                         10,923    10,583
  Proceeds from net overnight and term FHLB advances       400    (2,506)
  Principal repayments on term FHLB advances            (1,517)  (20,012)
  Proceeds from sale of treasury stock                       5         3
  Purchase of treasury stock                              (545)     (272)
  Dividends paid                                        (1,833)   (1,766)
                                                      ---------  --------
      Net cash provided by financing activities         56,873     5,318
                                                      ---------  --------

      Net increase in cash & cash equivalents              684     4,208
  Cash & cash equivalents - beginning of period         24,206    19,647
                                                      ---------  --------
  Cash & cash equivalents - end of period             $ 24,890    23,855
                                                      =========  ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $  9,455     9,208
                                                      =========  ========
    Income taxes                                      $    126     1,462
                                                      =========  ========
Supplemental disclosure of non-cash investing
 Activity:
  Additions to other real estate acquired through
   foreclosure, net of loans to facilitate sales      $    536         -
                                                      =========  ========

See  notes  to  condensed  consolidated  financial  statements.

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1998 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income for the period by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock options issuable upon conversion of the options. The calculations of basic and diluted earnings per share follow (income in thousands):




                                                  Net    Average   Per
                                                Income   Shares   Share
                                                -------  -------  ------
For the three months ended September 30, 1999
Basic earnings per share:
  Net income applicable to common shareholders  $   604  158,941  $ 3.80
                                                                  ======
  Effect of assumed exercise of stock options         -      582
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $   604  159,523  $ 3.79
                                                                  ======

For the three months ended September 30, 1998

Basic earnings per share:
  Net income applicable to common shareholders  $ 1,054  160,356  $ 6.57
                                                                  ======
  Effect of assumed exercise of stock options         -        -
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $ 1,054  160,356  $ 6.57
                                                                  ======






                                                  Net    Average   Per
                                                Income   Shares   Share
                                                -------  -------  ------

For the nine months ended September 30, 1999
Basic earnings per share:
  Net income applicable to common shareholders  $ 1,529  159,246  $ 9.60
                                                                  ======
  Effect of assumed exercise of stock options         -      363
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $ 1,529  159,609  $ 9.58
                                                                  ======

For the nine months ended September 30, 1998

Basic earnings per share:
  Net income applicable to common shareholders  $ 2,854  160,528  $17.79
                                                                  ======
  Effect of assumed exercise of stock options         -        -
                                                -------  -------
Diluted earnings per share:
  Income available for common shareholders and
    assumed exercise of stock options           $ 2,854  160,528  $17.79
                                                                  ======




(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 16,000 shares of common stock. At its March 1999 meeting, the Board of directors granted, effective January 1, 1999, 4,571 non-qualified options to certain employees. 3,210 options were granted in replacement of the future appreciation of previously granted Stock Appreciation Rights and Phantom Stock Awards. The remaining options were granted to management under the Company's incentive compensation plan for 1998's performance. The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exerciseable at times varying from five years to seventeen years. The options are fully vested and have no set expiration date.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its fixed-award stock options in the condensed consolidated statement of income. Had compensation cost been determined based on the fair value at the grant date of the stock options using option valuation models consistent with the approach of FASB Statement No. 123, the Company's net income and earnings per share for the nine month period ended September 30, 1999 would have been reduced to the pro forma amounts indicated below (net income in thousands):

Net  income:
  As  reported                                $   1,529
  Pro  forma                                  $   1,294

Earnings  per  share                   Basic                 Diluted
                                       -----                 -------
  As  reported                     $    9.60               $    9.58
  Pro  forma                       $    8.13               $    8.11



The per share fair value of stock options granted during 1999 of $76.89, was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:




Expected dividend yield        3.09%
Risk free interest rate        4.92%
Expected life            12.9 years
Volatility                    14.73%

(5)     New  Accounting  Pronouncement
        ------------------------------

In June 1999 the Financial Accounting Standards Board deferred the effective date of FASB Statement No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133 establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement's effective date was deferred in June 1999 by FASB and is now effective for the Company for fiscal quarters beginning January 1, 2001. Earlier adoption is still permitted. The Company holds no free-standing derivative instruments at September 30, 1999 and management does not anticipate that adoption of the new standard will have a material effect on the Company's financial statements.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     September  30,  1999

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

Overview
--------

The Company continued its expansion activities in the third quarter of 1999 with the opening of the Honeoye Falls banking office on September 27. This is the Company's fourth new office in the past twelve months. Two offices are scheduled to open in the fourth quarter in Irondequoit and Perinton. While the Company believes that it initiated the most rapid expansion into Monroe County of its competitors, recently two banks opened new branches and one announced an opening for the fourth quarter. Additionally, the County's largest credit union continues to expand its branch network.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Three  months  ended  September  30,  1999
------------------------------------------

Asset growth during the third quarter of 1999 increased significantly as the Company's expansion into the Rochester market took hold. As of September 30, 1999, total assets of the Company were $488.5 million, up from $461.7 million at June 30, 1999. Cash and cash equivalents increased $2.9 million to $24.9 million. Securities showed a minor decrease of $0.6 million to $73.6 million. Net loans increased $24.0 million to $364.5 million, and all other assets rose $.4 million to $25.4 million.

Total deposits at September 30, 1999 were $436.9 million and were up $42.8 million from June 30, 1999. Our four newest community banking offices in Webster/Penfield, Greece, Chili and Honeoye Falls accounted for $15.7 million of the quarter's deposit growth. Deposit growth is coming across all products, particularly the "Generations Gold" suite of accounts, "Business Choice Sweep" account, and "Grand Opening CD Specials". Due to the strong deposit growth, borrowings from FHLB were reduced $15.9 million to $6.0 million in the quarter. Other liabilities increased by $.4 million to $3.9 million.

The quality of the Company's assets continued to improve during the quarter with non-performing loans less than 0.5% of total loans at September 30, 1999 as compared to the same period in 1998. Other real estate owned was $0.3 million lower than at June 30, 1999 due to the Bank's liquidation of one commercial real estate property. As a result of the loan portfolio's growth the provision for loan loss increased to $0.3 million for the quarter versus $0.2 million for the same quarter of 1998.

Net income for the three-month period ended September 30, 1999 was consistent with management's projections at $.6 million as compared to $1.1 million for the same period in 1998. Basic earnings per share decreased by $2.77 or 42.2% from the same period and fully diluted earnings per share decreased by $2.78 or 42.3%. For the three months ended September 30, 1999, net interest income increased $.5 million or 10.0% from the same period in 1998, reflecting the growth in the loan portfolio, offset by their reduced yields following heavy repricing activity and a 75 basis point prime rate drop in late 1998. Major banks increased their prime rate 50 basis points during the quarter to 8.25%, reflecting the Federal Open Market Committee's 50 basis point increase in the target federal funds rate during the same period.

Average interest earning assets for the three months ended September 30, 1999 increased $24.3 million from June 30, 1999 and $47.4 million from September 30, 1998. The yields on these assets were 7.96%, 7.56% and 8.19%, respectively; the year-on-year decline resulting from loan refinancings due to 1998's declining interest rate environment. Average interest bearing liabilities for the same periods increased $21.0 million and $51.6 million, respectively. Rates paid on these liabilities during the same three periods were 3.73%, 3.67% and 4.04%, respectively. The 8 basis point reduction in interest spread for the September 30, 1999 versus September 30, 1998 quarters is reflective of both asset and liability yield reductions and the $4.2 million increase in interest bearing liabilities over interest earning assets. In the third quarter of 1999 the Company's net interest margin rose to 4.86% from 4.52% at June 30, 1999 and down from 4.96% at September 30, 1998. The declining trend in net interest margin seen during 1997 and most of 1998 seems to be showing some leveling off, particularly as the Company reduces its higher cost FHLB borrowings. However, interest spread and margin are not anticipated to rise to pre-1998 levels as the Company further expands into the highly competitive Monroe County region. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended September 30, 1999 increased $.2 million to $1.8 million over the same quarter in 1998. The increase was reflected in service charges, attributed increased transaction volume and changes in account fee structures, and trust income, attributed due to growth in assets under management. Other operating income increased on growth in mortgage banking related activities.

Operating expenses increased $1.2 million for the quarter to $5.9 million versus $4.7 million for the 1998 third quarter. These increases came in nearly all expense categories, reflecting growth in customers, employees and banking offices. Marketing and public relations increased over 140% as a result of the Company's television campaign begun in February 1999.

The Company's effective tax rate for the quarter ended September 30, 1999 increased to 32.2% from 30.3% for the same period of 1998. The third quarter of 1999 showed a higher than normal effective rate for the Company due to a $51 thousand reduction in the value of net deferred tax assets following New York State's tax law change. The Company's marginal New York State tax rate will fall from 9.0% in 1999 to $7.5% in 2003. Under the provisions of SFAS No. 109, the Company must recognize the full effect of tax law changes in the quarter of the legislative enactment.


Nine  months  ended  September  30,  1999
-----------------------------------------

Total assets of the Company were $488.5 million, up from $428.0 million at December 31, 1998. Cash and cash equivalents increased $0.7 million to $24.9 million. Securities showed a minor increase of $0.7 million to $73.6 million. Net loans increased $56.0 million to $364.5 million, and all other assets rose $3.0 million to $25.4 million.

Total deposits were up $60.4 million from December 31, 1998, with the four new offices accounting for $26.3 million of the year's deposit growth. For the first nine months of 1999 borrowings from FHLB were down $1.1 million to $6.0 million as deposit growth outpaced loan growth. Other liabilities increased by $2.0 million to $3.9 million.

Net income for the nine-month period ended September 30, 1999 was consistent with management's projections at $1.5 million as compared to $2.9 million for the same period in 1998. Basic earnings per share decreased by $8.19 or 46.0% from the same period and diluted earnings per share decreased by $8.21 or 46.1%. For the nine months ended September 30, 1999, net interest income increased $.6 million or 4.1% from the same period in 1998, reflecting the growth in the loan portfolio, offset by their reduced yields.

For the nine months ending September 30, 1999, average interest earning assets, increased $32.5 million to $413.3 million from $380.8 million for the nine months ended September 30, 1998. However the yields on these assets were 7.70% and 8.08%, respectively. For the nine months ended September 30, 1999, average interest bearing liabilities increased $35.3 million as compared to the comparable prior year period. Rates paid on these liabilities were 3.70% and 4.03%, respectively. This 5 basis point drop in interest spread for the September 30, 1999 versus September 30, 1998 nine-month periods had a $.7 million negative impact on net interest income and was made up by volume growth. Through the first three quarters of 1999 the Company's net interest margin declined to 4.63% from 4.83% for the nine months ended September 30, 1998.

Other income for the nine months ended September 30, 1999 increased $.8 million to $5.2 million over the same period in 1998. The increase was reflected in service charges and trust income.

Operating expenses increased $3.1 million for the nine months to $16.4 million versus $13.3 million for the 1998 period. These increases came primarily in salaries and benefits, occupancy, marketing and public relations, and supplies, printing and postage, reflecting growth in customers, employees and banking offices.

The Company's effective tax rate for the nine-months ended September 30, 1999 declined to 32.0% from 33.4% for the same period of 1998. The first three quarters of 1998 showed a higher effective rate for the Company due to the recognition of non-deductible permanent differences.


Liquidity
---------

Liquidity is defined as the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the nine months ended September 30, 1999 the Company generated $0.7 million in cash and cash equivalents versus generating $4.2 million for the same period in 1998.

Net cash from operating activities was $6.2 million in 1999 as compared to $3.2 million in 1998. Both the largest source and use of operating cash in 1999 and 1998 was mortgage banking activity.

Due to strong loan demand and bank office expansion in 1999 $62.4 million in cash was used for investing activities (investments, loans and fixed assets) as opposed to a use of $ 4.3 million in 1998.

Financing activities provided $56.9 million of cash in 1999 versus $5.3 million in 1998. In both periods, net deposit growth provided the bulk of the cash, yet in 1999 this was used to fund loans, while in 1998 the cash was used to repay FHLB advances.

FHLB advances remain an important liquidity source for the Company. With $6.0 million outstanding at September 30, 1999 the Company had additional borrowing capacity from the FHLB of $36.0 million. Secondarily, the Company opened a liquidity source in 1998 through the sale of its CD's in the national brokered market, which remains available in 1999. Cash for growth for the remainder 1999 is expected to come from these two sources as well as customer deposits as the Company expands into Monroe County.

As part of its year 2000 contingency planning, the Company established a $79 million credit facility with the Federal Reserve Bank of New York. If needed, these funds will be used to provide cash and lines of credit to the Bank's customers during the century date change. The facility is collateralized with $98.5 million of the Company's indirect automobile loans.


Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  3  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which includes senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB.


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

The Company's assets have grown at an annualized rate of 19% in 1999, while stockholder's equity has been reduced by 3%. For several years, management has been growing the balance sheet, while moderating the growth of equity to leverage shareholders' investment. Through peer and other analyses management determined sustained balance sheet growth to be in the best interest of shareholders, customers, the community and employees. This plan, by design, has resulted in declining capital ratios. While the Bank and the Company are adequately capitalized, their capital ratios are anticipated to continue declining due to balance sheet growth.

As of September 30, 1999 all capital adequacy requirements were met. Also, as of September 30, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain certain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.


                                                                              To Be Well-
                                                                              Capitalized
                                                                              Under Prompt
                                                              For  Capital     Corrective
                                                                Adequacy         Action
                                               Actual           Purposes        Provisions
                                            ---------------  ---------------  ---------------
(dollars in thousands)                      Amount   Ratio   Amount   Ratio   Amount   Ratio
                                            -------  ------  -------  ------  -------  ------
As of September 30, 1999
  Total Capital (to risk weighted assets)   $39,813   10.7%  $29,767    8.0%  $37,208   10.0%
  Tier 1 Capital (to risk weighted assets)  $36,002    9.7%  $14,883    4.0%  $22,325    6.0%
  Tier 1 Capital (to average assets)        $36,002    7.6%  $18,992    4.0%  $23,740    5.0%

As of December 31, 1998
  Total Capital (to risk weighted assets)   $39,956   13.0%  $24,620    8.0%  $30,776   10.0%
  Tier 1 Capital (to risk weighted assets)  $36,564   11.9%  $12,310    4.0%  $18,465    6.0%
  Tier 1 Capital (to average assets)        $36,564    8.6%  $16,977    4.0%  $21,221    5.0%

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the nine-month periods ended September 30, 1999 and 1998 are as follows (dollars in thousands):




                                                 September 30,
                                           ------------------------
                                                1999         1998
                                           ---------------  -------
Balance at beginning of period             $        3,283    3,153
Provision for loan losses                             826      641
Loans charged off                                    (693)    (859)
Recoveries on loan previously charged off             395      433
                                           ---------------  -------
Balance at end of period                   $        3,811   $3,368
                                           ===============  =======

         Allowance as a percentage of total period end loans     1.03%     1.06%
                                                                 =====     =====

         Allowance as a percentage of non-performing loans      329.7%    109.7%
                                                                ======    ======



At September 30, 1999, the recorded investment in loans that are considered impaired totaled $1.2 million as compared to $2.1 million at December 31, 1998 and $2.6 million at September 30, 1998. The average recorded investment in impaired loans during the nine month periods ended September 30, 1999 and 1998 were approximately $1.6 million and $2.6 million, respectively. For those same periods interest income recognized on impaired loans was not material. Total non-performing loans decreased over the twelve-month period by $1.9 million to $1.2 million at September 30, 1999 as compared to $3.1 million at September 30, 1998. The decrease has come from commercial loans and real estate secured loans. Management attributes the decrease to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market. However, in October 1999, one $800 thousand commercial real estate loan was placed on non-accrual status due to the borrowers' delinquent principal payments.
Other real estate owned consists of three parcels of property, all commercial, for $1.7 million. The increase in other real estate owned from the same period in 1998 is a result of the addition of two properties in 1999, net liquidations of five properties in 1999.

Non-Performing  Assets
----------------------


                              Non-Performing Assets
                             (Dollars in thousands)


                                                      September 30,
                                                -----------------------
                                                     1999         1998
                                                ---------------  ------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $           19     245
Real estate-commercial                                       -     108
Real estate-residential                                      -     111
Consumer                                                    71      51
                                                ---------------  ------
Total past due 90 days or more and
  accruing                                                  90     515
                                                ---------------  ------

Loans in non-accrual status
Commercial, financial & agricultural                       623   1,440
Real estate-commercial                                     180     753
Real estate-residential                                    263     362
Consumer                                                     -       -
                                                ---------------  ------
Total non-accrual loans                                  1,066   2,555
                                                ---------------  ------
Total non-performing loans                               1,156   3,070
                                                ---------------  ------

Other real estate owned
Commercial                                               1,742   1,383
Residential                                                  -       -
                                                ---------------  ------
Total other real estate owned                            1,742   1,383
                                                ---------------  ------
Total non-performing assets                     $        2,898   4,453
                                                ===============  ======

Non performing loans to total loans period end            0.31%   0.98%
                                                ===============  ======

Non performing assets to total loans and
 other real estate at period end                          0.78%   1.41%
                                                ===============  ======


The  Company  has  no  restructured  loans.

Year  2000
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

A comprehensive review to identify the systems affected by the year 2000 (Y2K) issue was completed in 1997 and an implementation plan was compiled and executed. The Company has completed all of the above phases of its year 2000 compliance plan.

The Company has not spent material amounts with outside contractors. Therefore, costs do not represent any material incremental costs, but rather represent the redeployment of existing technology resources. In the opinion of management the "opportunity cost" from 1996 through 2000 approximates $3.0 million and is based upon an estimate of the time for internal staff to complete testing and remediation efforts multiplied by an estimated hourly rate. Out-of-pocket costs for testing and other services are no more than $300,000, most of which were expended in 1999.

If the Company's systems were to cease processing due to a year 2000 failure, management believes any interruption would be short-lived. The Company assesses its worst case Year 2000 scenarios to include: (1) material credit losses due to Year 2000 failures adversely affecting its commercial banking customer base and
(2) liquidity strain resulting from potential disruption of the financial markets stemming from significant Year 2000 failures.
Because of these potential risks, the Company has developed and is implementing the following plans:

The Company has prepared a business continuity plan for its Bank operations to consider the impact of Year 2000. The plan includes, among other items:

1. Identification of responsible individual or team, and key personnel required for business resumption.
2.  Development  of  a  recovery  plan  for  each  core  business  process.
3.  Creation of a master list of customer, clients, suppliers, and institutions.
4. An inventory of machines, documents, electronic files required for resumption.
5.  Identification  of  a  location  for  business  resumption.
6.  Creation  of  printouts  of  warehoused  (in-process)  transactions.
7.  Use  of  manual  processing  procedures  if  necessary.
8.  Training  of  key  personnel  to  implement  plan.

Testing of the Business Resumption Contingency Plans was successfully performed during the second quarter of 1999.

The Company is also subject, either directly or indirectly, to the year 2000 issue with respect to external parties, particularly commercial loan customers and transaction processing parties. The Bank is addressing its exposure to its commercial loan customers by reviewing customers' plans and procedures for remediating their year 2000 risk. This review is carried out in the context of the Bank's initial underwriting process for new requests, annual loan review process for existing relationships, and quarterly for all problem loans and relationships which are internally rated medium or high risk for Y2K. To assist in this evaluation process, borrowers have completed a bank prepared Y2K assessment questionnaire. The Bank has reviewed a majority of its commercial loan customers and has classified the entire loan portfolio in a "low-medium-high" risk rating system. Using this system, management assessed the Bank's risk of loan loss. Through this assessment process, the Company has allocated a specific level of their loan loss reserve for medium and high risk rated credits. However, this allocation for year 2000 risk has not resulted in a material increase in the Bank's allowance for loan loss. "

The Company's most important third party vendors are the Federal Reserve Bank of New York (Fedline), NYCE, and NYACH. Each of these vendors plays a role in the payment exchange system, such as check clearing, ATM processing and ACH postings. A failure of any or all of these vendors to carry out their functions would result in a delay in posting customer transactions. The Company has successfully completed testing with each of these vendors.

The Company's Year 2000 efforts constitute an important technology project. Management views these efforts as opportunities for technological advancement, which will ultimately increase customer service and shareholder value.

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



          CANANDAIGUA  NATIONAL  CORPORATION
          ----------------------------------
                                       (Registrant)



               November 12, 1999          /s/ George W. Hamlin, IV
               -----------------          ------------------------
                  Date          George W. Hamlin, IV, President


                November 12, 1999          /s/ Gregory S. MacKay
                -----------------          ---------------------
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