Form 10-K
period 1999-12-31
CANANDAIGUA NATIONAL CORP
filed 2000-03-29
CIK 759458

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549
                                     FORM  10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For  the  fiscal  year  ended  December  31,  1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.  Yes   [X]      No   [  ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2000.

     Common Stock, $50.00 par value - described on page 8 of 1999 Annual Report and Common Stock Data disclosed on page 31 of the Annual Report are incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2000. 158,483 shares, common stock, $50.00 par value

     The Company's stock is not actively traded nor is it traded in the over-the- counter market. In addition, it is not listed with a national securities exchange.

     Due to the limited number of transactions, the weighted average sale price disclosed on page 31 of the Annual Report may not be indicative of the actual market value of the Company's stock.

                        Documents  Incorporated  by  Reference
                      ---------------------------------------------------

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Parts I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders held on March 15, 2000 are incorporated by reference into Part III.


SAFE  HARBOR  STATEMENT
-----------------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions, as well as discussion regarding the "Year 2000 issue," are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



     CANANDAIGUA  NATIONAL  CORPORATION
     FORM  10-K
     INDEX


Page No.
PART I.

Item 1.  Business                                                      4

Item 2.  Properties                                                   18

Item 3.  Legal Proceedings                                            20

Item 4.  Submission of Matters to a Vote of
             Security Holders                                         20

PART II.
Item 5.  Market for the Registrant's Common Stock
              and Related Security Holder Matters                     20

Item 6.  Selected Financial Data                                      20

Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation             20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk   24

Item 8.  Financial Statements and Supplementary Data                  29

Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                    29

PART III.
Item 10. Directors and Executive Officers of
          the Registrant                                              29

Item 11. Executive Compensation                                       30

Item 12. Security Ownership of Certain
              Beneficial Owners and Management                        30

Item 13. Certain Relationships and Related Transactions               31

PART IV.
Item 14. Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                           31

Signatures                                                            33


PART  I

Item  1.  Business

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

The  Canandaigua  National  Bank  and  Trust  Company

     The Canandaigua National Bank and Trust Company ("Bank") was incorporated under the laws of The United States of America as a national bank in 1887. Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York and several locations in Ontario County and Monroe County, New York.

     As of December 31, 1999, Bank had total assets of $518,369,000; total capital of $37,018,000; and total deposits of $456,015,000. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment and insurance products. These products are delivered by employees through a "life-stage" marketing concept, whereby customers' needs are anticipated and evaluated based upon their life stage (e.g. growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of sixteen community banking offices, which include drive-up facilities and automatic teller machines, its customer call center, the internet and other remote cash-dispensing machines. The locations and staffing of the Bank's full service offices are described in more detail in Item 2 and on page 34 of the Annual Report.

     The Bank's deposit services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market deposits, fixed rate certificates of deposit and club accounts. The Bank also provides its retail customers safe-keeping services through the renting of safe deposit facilities.

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

The  Canandaigua  National  Bank  and  Trust  Company  (continued)

     Trust and investment services provided by the Bank include services as executor and trustee under wills and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for various bond issues and as escrow agent.

     Since the formation of its insurance subsidiary in 1995 and upon its successful lawsuit against the New York State Superintendent of Insurance, the Bank has been offering a full line of auto, home and life insurance products to its customers through its wholly owned subsidiary, CNB Agency.

      The Bank also administers the assets of the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or and other agency. Shares of these funds may go down in value.]

      The Bank has a relatively stable deposit base and no material amount of deposits are obtained from a single depositor. Historically, approximately 15% of average deposits are placed by local governments in the Bank's business region. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits nor does the Bank rely on foreign sources of funds or income.

Territory  Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State. Customers generally initiate their relationship with the Bank from this area. However, the Bank conducts business through the internet and by telephone and with payment services such as credit cards and debit cards, the Bank's customer are served world-wide. Since the mid 1990's, the Bank expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili
(1999), Honeoye Falls (1999), Perinton (2000), and Irondequoit (2000). Under renovation and scheduled for opening in 2000 are locations in the City of Rochester and Bushnell's Basin.

Competition

     The Company considers its business to be highly competitive in its service areas. The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions and investment managers. The Company also competes with insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

     The Company is generally competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits and interest rates charged on loans and service charges on deposit accounts.

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the FDIC as of June 30, 1999, the Company's share of deposits for all banks was 36% in Ontario County compared to 35% in 1998. In Monroe County the Bank's share doubled to .6% ($54,228,000) in 1999 from .3% ($25,780,000) in
1998.

Employees

     At December 31, 1999, the Company had 323 employees of whom 69 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Supervision  and  Regulation

     Canandaigua National Corporation is incorporated under the laws of the State of New York. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is required to file annual reports and such additional information as may be required by the Federal Reserve Board (the "FRB") pursuant to the BHC Act. The FRB has the authority to examine the Company and its subsidiaries.

     The Gramm-Leach-Bliley Act (the Act) of 1999 was signed into law by President Clinton on November 12, 1999. The Act represents the most sweeping reform of financial services regulation in over sixty years. The Act permits the creation of new financial products under a strong regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliation among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards.

     The Act preserves the role of the Federal Reserve Board as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to utilize the strengths of the various federal and state regulators. It also sets up a mechanism for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both holding companies and national bank financial subsidiaries.

     The Act also establishes, for the first time, a minimum federal standard for privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship.

     The Act also provides for functional regulation of bank securities activities. The Act repeals Bank's blanket exemption from the definition of a "broker" and replaces it with a set of limited exemptions that allow the continuation of some traditional activities performed by banks (trust-related activities). The Act amends the Exchange Act to include banks within the general definition of dealer. The bank exclusion from the definition of investment adviser is also eliminated.

     The Act opens the possibility for complex new products to be developed with both banking and securities elements. The Act provides a procedure for handling new hybrid products sold by banks that have securities elements. The statute provides for a rule-making and resolution process between the Securities and Exchange Commission (SEC) and the Federal Reserve Board regarding new hybrid products, with a federal appeal court as final arbiter.

     As discussed above, the Company already conducts business directly, through affiliates or through other contractual arrangements in many of the activities allowed under the Act. Management and the Board of Directors review the Company's strategic plan at least annually. However, the implications of the Act on the Company have not yet been assessed.

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

Item  1.  Business

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

     The primary supervisory authority of the Bank is the Office of the Comptroller of the Currency (the " OCC"), which regularly examines aspects of the Bank's operations such as capital adequacy, reserves, loans, investments, management practices, etc. In addition to these regular examinations, the Bank must furnish quarterly and annual reports to the OCC. The OCC has the authority to issue cease-and-desist orders to prevent a bank from engaging in an unsafe or an unsound practice or violating the law in conducting its business.

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

Government  Monetary  Policies  and  Economic  Controls

     The earnings of the Company and the Bank are affected by the policies of regulatory authorities including the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against member bank deposits, and changes in the federal discount rate. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits.

     The policies and regulations of the Federal Reserve Board have had, and will probably continue to have, a significant effect on the Bank's deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations, if any, upon the future business and earnings of the Bank cannot be predicted.

     The United States Congress has periodically considered and adopted legislation that has resulted in deregulation of banks and other financial institutions. Such legislative changes have placed the Bank in more direct competition with other financial institutions including mutual funds, securities brokerage firms, insurance companies, and investment banking firms. The effect of any such legislation on the business of the Bank cannot be predicted.

Consolidated  Financial  and  Statistical  Data

     A review of the business activities of the Corporation and Bank is presented in the following pages.

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



           Average Balance Sheets and Analysis of Net Interest Margin
                 For the Years December 31, 1999, 1999 and 1997
                             (Dollars in thousands)


                                         1999      Average   Average
                                                  ---------  --------
  Balance                              Interest     Rate
------------------------------------  ----------  ---------
Assets
Interest earning assets:
  Interest bearing deposits with
    Others                            $      182  $       6      3.30%
  Federal funds sold                       4,700        226      4.81
  Securities (1):
    Taxable                               36,647      2,015      5.50
    Tax-exempt                            40,853      1,741      4.26
  Loans, net (2)                         339,351     28,865      8.51
                                      ----------  ---------  --------
      Total interest earning assets      421,733     32,853      7.79
                                                  ---------  ========
Non-interest earning assets               47,893
                                      ----------
      Total assets                    $  469,626
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    Money market                      $  188,333      4,676      2.48%
  Certificates of deposit                156,618      8,049      5.14
  FHLB Advances                            9,917        527      5.31
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      354,868     13,252      3.73
                                                  ---------  ========
Non-interest bearing liabilities          73,225
Stockholders' equity                      41,533
                                      ----------
      Total liabilities and
        stockholder's equity          $  469,626
                                      ==========

Interest rate spread                       4.06%
                                      ==========
Net interest margin                   $   19,601      4.65%
                                      ==========  =========

(1) Securities available-for sale are stated at fair value and includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
(2) Average balance includes non-accrual loans and interest includes fees of $ 463,000


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



                                         1998      Average   Average
                                                  ---------  --------
  Balance                              Interest     Rate
------------------------------------  ----------  ---------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      368  $      19      5.16%
  Federal funds sold                         630         33      5.24
  Securities (1):
    Taxable                               41,131      2,400      5.84
    Tax-exempt                            34,511      1,567      4.54
  Loans, net (2)                         303,940     26,834      8.83
                                      ----------  ---------  --------
      Total interest earning assets      380,580     30,853     8.11%
                                                  ---------  ========
Non-interest earning assets               36,421
                                      ----------
      Total assets                    $  417,001
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  152,018      3,675      2.42%
  Certificates of deposit                128,942      7,071      5.48
  FHLB Advances                           29,926      1,687      5.64
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      310,886     12,433      4.00%
                                                  ---------  ========
Non-interest bearing liabilities          65,758
Stockholders' equity                      40,357
                                      ----------
      Total liabilities and
        stockholder's equity          $  417,001
                                      ==========

Interest rate spread                       4.11%
                                      ==========
Net interest margin                   $   18,420      4.84%
                                      ==========  =========


 (1) Securities available-for sale are stated at fair value and includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
 (2) Average balance includes non-accrual loans and interest includes fees of $ 227,000


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



                1997                     Average             Average
                                         Balance   Interest     Rate
                                       ---------  ----------  -------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      264  $      16      6.06%
  Federal funds sold                          19          1      5.26
  Securities(1):
    Taxable                               43,240      2,587      5.98
    Tax-exempt                            31,037      1,440      4.64
  Loans, net (2)                         282,894     25,389      8.97
                                      ----------  ---------  --------
      Total interest earning assets      357,454     29,433      8.23%
                                                  ---------  ========
Non-interest earning assets               28,313
                                      ----------
      Total assets                    $  385,767
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  145,418      3,521      2.42%
  Certificates of deposit                112,661      6,212      5.51
  FHLB Advances                           26,942      1,506      5.59
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      285,021     11,239     3.94%
                                                  ---------  ========
Non-interest bearing liabilities          61,363
Stockholders' equity                      39,383
                                      ----------
      Total liabilities and
        stockholder's equity          $  385,767
                                      ==========

Interest rate spread                       4.29%
                                      ==========
Net interest margin                   $   18,194      5.09%
                                      ==========  =========


 (1) Securities available-for sale are stated at fair value and includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
 (2) Average balance includes non-accrual loans and interest includes fees of $ 402,000



C.  Rate/Volume  Analysis

The following table sets forth the dollar and volume of changes in interest income and interest expense resulting from changes in the volume of earning assets and interest bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

C.  Rate/Volume  Analysis  (continued)

                              Rate/Volume Analysis
                    For the Years December 31, 1999 and 1998
                             (Dollars in thousands)


1999  vs.  1998

                                    Increase/(decrease)  due
                                         to  change  in
                                   Volume     Rate     Total
                                  --------  --------  --------
Assets
  Interest bearing deposits with
    Others                        $    (8)  $    (5)  $   (13)
  Federal funds sold                  196        (3)      193
  Securities                           96      (307)     (211)
  Loans, net                        3,039    (1,008)    2,031
                                  --------  --------  --------
      Total                         3,323    (1,323)    2,000
                                  ========  ========  ========

Liabilities
  Savings, interest checking and
    Money market                      899       102     1,001
  Certificates of deposit           1,444      (466)      978
  FHLB Advances                    (1,068)      (92)   (1,160)
                                  --------  --------  --------
      Total                         1,275      (456)      819
                                  ========  ========  ========

Net change                        $ 2,048   $  (867)  $ 1,181
                                  ========  ========  ========






1998  vs.  1997

                                 Increase/(decrease)  due
                                      to  change  in
                                  Volume    Rate    Total
                                  -------  ------  -------
Assets
  Interest bearing deposits with
    others                        $     3  $  --   $    3
  Federal funds sold                   32     --       32
  Securities                           73   (133)     (60)
  Loans, net                        1,864   (419)   1,445
                                  -------  ------  -------
      Total                         1,972   (552)   1,420
                                  =======  ======  =======

Liabilities
  Savings, interest checking and
    money market                      160     (6)     154
  Certificates of deposit             893    (34)     859
  FHLB Advances                       168     13      181
                                  -------  ------  -------
      Total                         1,221    (27)   1,194
                                  =======  ======  =======

Net change                        $   751  $(525)  $  226
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

                                   Securities
                     As of December 31, 1999, 1998 and 1997
                             (Dollars in thousands)



                                      1999     1997     1997
                                     -------  -------  ------
US Treasury and other U.S.
  Government agencies' obligations   $26,865  $29,936  31,413
Obligations of states and political
  Subdivisions                        46,061   39,253  34,273
Other securities                       6,486    7,275   8,813
                                     -------  -------  ------
      Total                          $79,412  $76,464  74,499
                                     =======  =======  ======




B.  Maturity  and  Yields  of  Securities  Portfolio


     The  following  table  summarizes  the  maturities and weighted average yields of the
Company's  securities  available  for  sale  and  held  to maturity at year end. Yields on
"Obligations  of  States and Political Subdivisions" are not reflected on a tax equivalent basis.  Other  securities  includes  the Company's required investments in Federal Reserve
Bank  Stock  and  Federal  Home  Loan Bank Stock.  Mortgage backed securities, included in other  securities,  are reported at their final contractual maturity, notwithstanding that principal  is  prepaid  regularly,  reducing  their  effective  maturity.


                   Maturities and Weighted Average Yields of Securities
                                  As of December 31, 1999
                                  (Dollars in thousands)



                                            After           After
                                             One             Five
                          One               through         through          After
                        Year or              Five             Ten             Ten
                          Less               Years           Years           Years
                        --------           --------         -------         -------
                         Amount    Yield    Amount   Yield  Amount   Yield  Amount   Yield
                        --------  -------  --------  -----  -------  -----  -------  -----
US Treasury and other
  US Government agen-
  cies' obligations     $ 16,373     5.37  $ 10,492   5.48  $    --     --  $    --     --
Obligations of states
  And political
  Subdivisions(1)         11,536     4.24    29,196   4.32    5,157   4.55      172   5.52
Other securities           1,487     6.72       492   6.53       34   8.00    4,473   6.52
                        --------  -------  --------  -----  -------  -----  -------  -----
      Total             $ 29,396     4.99  $ 40,180   4.65  $ 5,191   4.57  $ 4,645   6.48
                        ========  =======  ========  =====  =======  =====  =======  =====



 (1)  Yields  are  not  reflected  on  a  tax  equivalent  basis.


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

III.  Loan  Portfolio

The loan portfolio is comprised solely of domestic loans with their concentrations set forth in the schedule of loan classifications below. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. The following summary shows the classifications of loans by category.

A.  Types  of  Loans


                           Composition of Loan Portfolio
                                 As of December 31,
                               (Dollars in thousands)



                                   1999       1998       1997      1996      1995
                                 ---------  ---------  --------  --------  --------
Commercial, financial and
  Agricultural                   $ 62,491   $ 43,260    37,610    27,503    28,326
Commercial mortgage               141,255     83,771    74,228    62,513    62,038
Residential mortgage               69,862     76,130    94,593   101,349    86,641
Consumer
     Auto - indirect              103,605     84,370    73,211    45,747    15,339
     Other                         18,561     17,753    15,245     9,925     9,146
Other                               2,589      6,485    14,257    11,437     8,770
                                 ---------  ---------  --------  --------  --------
                                  398,363    311,769   309,144   258,474   210,260
Less: Allowance for loan losses    (4,136)    (3,283)   (3,153)   (2,675)   (2,258)
                                 ---------  ---------  --------  --------  --------
Loans, net                       $394,227   $308,486   305,991   255,799   208,002
                                 =========  =========  ========  ========  ========



B.  Maturities  and  Sensitivities  of  Loans  to  Changes  in  Interest  Rates


     The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage, consumer and other loans.

                        Maturity and Sensitivity of Loans
                             As of December 31, 1999
                             (Dollars in thousands)


                                                 After
                                                  One
                                        One     through  After
                                      Year or    Five     Five
                                        Less     Years   Years   Total
                                      --------  -------  ------  ------
Commercial, financial and
  Agricultural                        $ 18,880   16,195  27,416  62,491

Loans maturing after one year:
  With a predetermined interest rate              1,536   7,244
  With a floating or adjustable rate             14,659  20,172



     The maturities set forth above are based upon contractual maturities. Demand loans, overdrafts and certain time loans, the principal of which will be renewed in whole or in part, are included in the " One Year or Less" classification. The Company's loan policy encourages a repayment schedule to be established whenever possible.

     The policy provides that a demand loan should not be renewed more than once, with renewals at the then prevailing interest rates and with the assurance the borrower demonstrates the ability to repay on maturity of the loan.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

     The Company provides standby letters of credit commitments which also provide for availability of funds over a period of generally one year. All such commitments have fixed expiration dates and may require the payment of a fee.

     The Company extends lines of credit under which a customer may borrow for various purposes such as letters of credit. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of management, at December 31, 1999, there are no material commitments to extend credit which represent unusual risks.

C.  Risk  Elements

(1)  Non-accrual,  Past  Due  and  Restructured  Loans


     The following table summarizes the Company's non-performing assets as of December 31 for each of the last five years.
                              Non-Performing Assets
                              (Dollars in thousands)


                                      1999      1998     1997    1996     1995
                                    --------  --------  ------  -------  -------
Loans past due 90 days or more and
  Accruing:
  Commercial, financial &
    Agricultural                    $    --   $    14     347       --       12
  Real estate-commercial                 11       102     610       --       --
  Real estate-residential                13       157     508       48      101
  Consumer                               91       108     501       28       55
                                    --------  --------  ------  -------  -------
    Total past due 90 days or more
      And accruing                      115       381   1,966       76      168
                                    --------  --------  ------  -------  -------

Loans in non-accrual status:
  Commercial, financial &
    Agricultural                        509     1,498   1,210    2,285    1,640
  Real estate-commercial                980       225   1,327    7,565    7,280
  Real estate-residential               151       390     586    1,364    2,027
  Consumer                               --        --      53       75       --
                                    --------  --------  ------  -------  -------
    Total non-accrual loans           1,640     2,113   3,176   11,289   10,947
                                    --------  --------  ------  -------  -------

    Total non-performing loans        1,755     2,494   5,142   11,365   11,115
                                    --------  --------  ------  -------  -------

Other real estate owned:
  Commercial                          1,651     1,642   2,494    1,012    1,856
  Residential                            --        --      18      129      302
                                    --------  --------  ------  -------  -------
    Total other real estate owned     1,651     1,642   2,512    1,141    2,158
                                    --------  --------  ------  -------  -------

    Total non-performing assets     $ 3,406   $ 4,136   7,654   12,506   13,273
                                    ========  ========  ======  =======  =======

Non-performing loans to total
  period end loans                     0.44%     0.80%   1.66%    4.40%    5.29%
                                    ========  ========  ======  =======  =======

Non-performing assets to total
  period end loans and other real
  estate                                .85%     1.33%   2.48%    4.84%    6.30%
                                    ========  ========  ======  =======  =======

Allowance to non-performing loans    235.67%   131.64%  61.32%   23.54%   20.31%
                                    ========  ========  ======  =======  =======

Restructured loans                  $    --   $    --      --       --       --
                                    ========  ========  ======  =======  =======


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

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

     The Company earned interest on a cash basis of $77,000 in 1999, $281,000 in 1998 and $259,000 in 1997 on non-performing loans. Additional interest income of $ 138,000, $ 239,000 and $636,000 would have been recognized during 1999, 1998 and 1997, respectively, if the loans reported above as non-accrual had been current in accordance with the original terms.

(2)  Potential  Problem  Loans

     Management is unaware of any potential problem loans at December 31, 1999 which are not already disclosed in the table above.


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

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)


The following table summarizes the changes in the allowance for loan losses for each of the last five years.

                         Summary of Loan Loss Allowance
                              (Dollars in thousands)


                                   1999      1998     1997    1996     1995
                                  -------  --------  ------  -------  -------
Balance at beginning of year      $3,283   $ 3,153   2,675    2,258    2,202

Provision charge to operations     1,239       641     851    1,490    1,031
Charge-offs:
  Commercial, financial &
    Agricultural                      (3)     (274)   (257)  (1,356)    (810)
  Real estate-commercial              --        --      --      (44)      --
  Real estate-residential            (29)      (19)    (40)     (16)    (151)
  Consumer                          (843)     (760)   (498)    (221)    (268)
                                  -------  --------  ------  -------  -------
                                    (875)   (1,053)   (795)  (1,637)  (1,229)
                                  -------  --------  ------  -------  -------

Recoveries:
  Commercial, financial &
    Agricultural                      20        25     190      216       90
  Real estate-commercial              --        --      --       71       --
  Real estate-residential              3       102      19        1       20
  Consumer                           466       415     213      276      144
                                  -------  --------  ------  -------  -------
                                     489       542     422      564      254
                                  -------  --------  ------  -------  -------

    Net charge-offs:                (386)     (511)   (373)  (1,073)    (975)
                                  -------  --------  ------  -------  -------

Balance at end of year            $4,136   $ 3,283   3,153    2,675    2,258
                                  =======  ========  ======  =======  =======

Net charge-offs to average loans    0.11%     0.17%   0.13%    0.47%    0.47%
                                  =======  ========  ======  =======  =======

Allowance to total loans            1.04%     1.05%   1.02%    1.03%    1.07%
                                  =======  ========  ======  =======  =======



B.  Allocation  of  Allowance  for  Loan  Losses

     The following table presents an allocation of the allowance for loan losses and the percentage of loans in each category to total loans at December 31 of each of the last five years. In addition to an allocation for specific problem loans, each category includes a portion of the non-specific allowance for loan losses based upon loans outstanding, credit risk and historical charge-offs. Notwithstanding the following allocation, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)

                       Allocation of Allowance for Loan Losses
                                (Dollars in thousands)



                             1999                1998                1997
                         Allowance      % (1)  Allowance   % (1)   Allowance   % (1)
                           -------  ----------  -------  ----------  -------   ------
Commercial, financial &
    Agricultural (2)        $1,783        51.1%  $1,484        40.7%  $1,974    36.2%
  Real estate-residential       50        17.5%      54        24.4%     111    30.6%
  Consumer                   2,303        31.4%   1,745        34.8%   1,068    33.2%
                            -------  ----------  -------  ----------  -------  ------
                            $4,136       100.0%  $3,283       100.0%  $3,153   100.0%
                            =======  ----------  =======  ----------  =======  ------


                              1996                   1995
                          Allowance     % (1)     Allowance       % (1)
                            -------     -------    --------       ------
Commercial, financial &
    Agricultural (2)        $1,982        34.8%      $1,927        43.0%
  Real estate-residential      122        39.2%          86        41.2%
  Consumer                     571        26.0%         245        15.8%
                            -------  ----------     -------       ------
                            $2,675       100.0%      $2,258       100.0%
                            =======  ----------     =======       ------




(1)Percentage  of  loans  in  each  category  to  total  loans.
(2)Includes  commercial  real  estate.



V.  Deposits


     The following tables summarize the average deposits and average rates paid during the years presented.
                          Average Deposits and Rates Paid
               For the Years Ended December 31, 1999, 1998 and 1997
                               (Dollars in thousands)



                                1999              1998               1997
                               Amount    Rate    Amount     Rate    Amount    Rate
                            ---------  -------  -------  --------  -------  ------
Non-interest bearing demand  $ 66,769      --%  $ 62,944      --%  $ 59,920    --%
Interest-bearing demand        47,851    1.33%    42,099    1.50%    34,464  1.43%
Savings and money market      140,480    2.88%   109,919    2.77%   110,954  2.73%
Time                          156,618    5.14%   128,942    5.48%   112,661  5.51%
                             --------  -------  --------  -------  --------  -----
                             $411,718    3.09%  $343,904    3.12%  $317,999  3.06%
                             ========  =======  ========  =======  ========  =====






     The following table sets forth the time certificate of deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 1999.

           Maturity Distribution of Time Deposits of $100,000 or More
                            As of  December 31, 1999
                              (Dollars in thousands)



3 months or less     $64,639
3 through 6 months     1,774
6 through 12 months    5,793
Over 12 months         9,450
                     -------
                     $81,656
                     =======



STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

VI.  Return  on  Equity  and  Assets


     The following table sets forth certain ratios used in evaluating the Company's financial position and results of operations.

                                Financial Ratios
              For the Years Ended December 31, 1999, 1998 and 1997



                                   1999    1998    1997
                                  ------  ------  ------
Return on average assets           0.50%   0.86%   0.97%
Return on average equity           5.68%   8.89%   9.49%
Dividend payout ratio             77.81%  49.15%  43.07%
Average equity to average assets   8.84%   9.68%  10.21%
                                  ------  ------  ------



VII.  Short-term  Borrowings


     The following table sets forth the Company's short terms borrowings at the dates indicated. The Company considers short-term borrowings to be those with an original maturity date of three months or less.

                              Short-term Borrowings
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)



                                             1999     1998     1997
                                            -------  -------  -------
Amount outstanding at December 31,          18,900    2,300   44,800
  Weighted average rate                       5.72%    4.84%    5.85%

Maximum outstanding at any month end        26,300   48,200   44,800

Average amount outstanding during the year   3,948   24,753   24,970
  Weighted average rate                       5.36%    5.66%    5.71%




Item  2.  Properties

     Canandaigua National Corporation occupies space at the main office of the Bank. The Company owns a building in Pittsford that is occupied by Home Town Funding, Inc. and is sublet to them and other unrelated businesses. The Bank owns and leases real property in Ontario County and Monroe County for its Community Bank Offices and to support its operations.


     As of December 31, 1999 The Bank's operations were conducted from eight offices (including the main office) located in Ontario County, New York and six offices located in Monroe County, New York. In January 2000, two more offices were opened in Monroe County. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Pittsford offices. Some of the leases also provide for contingent rent to be paid annually based upon increases the cost of living. Properties providing customer service are as follows:


Location                  Use              Ownership    Expiration (1)
---------------  ----------------------  -------------  --------------
Canandaigua, NY  Main office space       Owned                      --
Bloomfield, NY   Bloomfield bank office  Owned                      --
Canandaigua, NY  Customer call center    Leased office       6/30/2002




Item  2.  Properties  (continued)


Location                           Use                      Ownership       Expiration (1)
-----------------  -----------------------------------  ------------------  ---------------
Victor, NY         Eastview Mall bank office            Leased office            10/31/2004
Farmington, NY     Farmington bank office               Owned, leased land        6/30/2002
Honeoye, NY        Honeoye bank office                  Owned                            --
Canandaigua, NY    Lakeshore bank office                Leased office            12/31/2001
Shortsville, NY    Manchester-Shortsville bank office   Leased office       Month to month
Mendon, NY         Mendon bank office                   Leased office            12/31/2004
Pittsford, NY      Pittsford bank office                Leased office            12/31/2001
Victor, NY         Victor bank office                   Owned                            --
Penfield, NY       Webster bank office                  Leased office             8/31/2008
Greece, NY         Greece bank office                   Leased office            10/31/2003
Chili, NY          Chili bank office                    Leased office              6/1/2010
Honeoye Falls, NY  Honeoye Falls bank office (2)        Leased office            11/30/2000
Honeoye Falls, NY  Permanent bank office site           Owned                            --
Irondequoit, NY    Irondequoit bank office (3)          Owned                            --
Perinton, NY       Perinton bank office (3)             Leased office             3/15/2004
Pittsford, NY      Home Town Funding                    Owned                            --
Canandaigua, NY    Home Town Funding branch office      Leased office             4/30/2001
Bloomfield, NY     CNB Agency office                    Leased office             4/30/2001


(1)  If  applicable
(2)  Temporary
(3)  Opened  January  2000



     During 2000 the Bank will continue to increase its number of Monroe County offices. It has entered into lease agreements for an office in the City of Rochester, New York and the hamlet of Bushnell's Basin, New York.


     The Bank also provides, free to its customers, 24-hour banking services through automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines at the following locations:



  Finger Lakes Community College               Hopewell, New York
  F.F. Thompson Hospital                       Canandaigua, New York
  Finger Lakes Performing Arts Center          Hopewell, New York
  Bristol Mountain                             Bristol, New York
  Case's Convenient                            Canandaigua, New York
  Roseland Bowl                                Canandaigua, New York
  The Greater Rochester International Airport  Rochester, New York
  The Company Store                            Cheshire, New York
  The Strong Museum                            Rochester, New York
  J-Mart                                       Canandaigua, New York
  Canandaigua Medical Group                    Canandaigua, New York
  Rank's IGA                                   Canandaigua, New York
  Webster Community Sports Center              Webster, New York
  Midtown Tennis Club                          Rochester, New York
  Hemlock General Store                        Hemlock, New York



     The Bank anticipates that in order to expand its service to its Monroe and Ontario County customers it will increase the number of remote cash-dispenser machines in operation.

     The carrying value of the Company's properties as of December 31, 1999, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included under the caption "Notes to Consolidated Financial Statements" set forth on pages 12 through 30 of the 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item  3.  Legal  Proceedings

     The Company and its subsidiaries are not involved in any pending legal proceedings other than routine legal proceedings undertaken in the ordinary course of business. In the opinion of management, after consultation with counsel, the aggregate amount involved in such proceedings is not material to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders (in the fourth quarter of 1999)

     None.

PART  II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The market and dividend information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from page 31 of the 1999 Annual Report to Stockholders and the Proxy Statement.

     While there can be no assurance that the amount and timing of dividends paid in recent years will continue, management has no knowledge of current activities that would restrict the payment of dividends in an amount at least equal to recent years and at the same times.

       At December 31, 1999, the Corporation had approximately 801 shareholders of record. Information regarding beneficial ownership of the Corporation's stock is set forth in the Corporation's Proxy Statement and incorporated herein by reference.

Item  6.  Selected  Financial  Data


     This following table represents a summary of selected components of the Corporation's consolidated financial statements for the five years ended
December 31, 1999. All information concerning the Corporation should be read in conjunction with the consolidated financial statements and related notes.

                             Selected Financial Data
                  (Dollars in Thousands except per share data)



                                 1999     1998     1997     1996     1995
                               --------  -------  -------  -------  -------
Income Statement Information:
  Net interest income          $ 19,601   18,420   18,194   16,343   16,035
  Provision for loan losses       1,239      641      851    1,490    1,031
  Non-interest income             7,274    5,924    3,788    3,401    3,393
  Non-interest expense           22,383   18,430   15,632   14,163   12,684
  Income taxes                      896    1,686    1,762    1,144    1,797
  Net income                      2,357    3,587    3,737    2,947    3,916

Balance Sheet Data:
  Total investments            $ 79,412   76,464   74,499   71,771   71,920
  Total loans, net              394,227  308,486  305,991  255,799  208,002
  Total assets                  522,135  428,047  418,942  360,623  317,209
  Total deposits                454,290  376,507  324,761  307,966  277,051
  Total borrowings               22,218    7,142   50,667   11,590    1,013
  Total equity                   42,477   42,478   40,932   39,119   37,397
  Average assets                469,626  417,001  385,767  334,659  320,770
  Average equity                 41,533   40,357   39,383   37,834   35,987

Per Share Data:
  Net income, basic            $  14.82    22.38    23.22    18.20    24.31
  Net income, diluted          $  14.78    22.38    23.22    18.20    24.31
  Cash dividends                  11.50    11.00    10.00     8.75     7.00


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

Overview
--------

     1999 will be remembered as a year of strong balance sheet growth and heavy long-term investment. As noted in 1998's report, the Company accelerated its expansion in the Rochester metropolitan area. During 1999 the Company opened banking offices in Greece, Chili, and Honeoye Falls and in the first three weeks of 2000 opened offices in Irondequoit and Perinton. Two more offices are scheduled to be opened in 2000 in the City of Rochester and the hamlet of Bushnell's Basin. The 1999 result of this expansion was remarkable for the
Company: 22.0% growth in assets, 27.8% growth in loans, 20.7% growth in deposits, and $3.0 million investment in premises and equipment for these new branches. But this investment and rapid and planned growth expectedly impacted 1999's financial results with diluted earnings per share of $14.78 versus $22.38 in 1998.

     At December 31, 1999 the Company's assets reached $522.1 million. Total assets increased $94.1 million or 22.0% for the year. Net loans increased $85.7 million or 27.8% while securities increased $2.9 million or 4.0%. Deposits increased $ 77.8 million or 20.7% and borrowings (from the FHLB) increased $15.1 million or 212.7%. Funds generated through deposit inflows and borrowings were used for loan originations and other asset growth.

     Net income for the year ended December 31, 1999 was $2.4 million, down $1.2 million or 33.3% from 1998. Basic earnings per share decreased by $7.60 or 34.0% over the same period. The decrease in net income for 1999 was a result of expenses related to the aforementioned increase in banking offices.

     The quality of the Company's assets continued to improve throughout 1999 with non-performing loans at December 31, 1999 at less than 1.0% of total loans. The allowance for loan losses stood at 235.7% of non-performing loans at year-end 1999 versus 131.6% at December 31, 1998. However, even with the improvement in non-performing loans, the provision for loan loss doubled from 1998 to $1.2 million to account for the Company's loan growth. Other real estate owned was unchanged from 1998 at $1.6 million.

Financial  Condition
--------------------

     As of December 31, 1999, total assets of the Company were $522.1 million, up from $428.0 million at year end 1998. Cash and equivalents increased $2.6 million to $26.8 million in connection with the growth in customer deposits and a buildup of cash reserves for the year 2000 date changeover, most of which remained undrawn into 2000.
     Securities showed an increase of $2.9 million to $75.9 million. The Company's securities, with the exception of a minor amount of equity securities, are held to maturity. The portfolio is comprised mainly of US Treasuries and Agencies and tax-exempt obligations of state and local subdivisions. Nearly all of the portfolio is pledged to federal agencies and for municipal deposits. These deposits, in turn, are used to purchase securities of local municipalities. Other securities consist mainly of high-grade corporate bonds. As these bonds matured in 1999, they were replaced with tax-exempt municipal obligations.

     Net loans increased $85.7 million to $394.2 million. The growth in loans came mostly in the last three quarters of the year, corresponding with the Company's Monroe County expansion. Nearly 90% of 1999's loan growth came from commercial loans, which was consistent with projected results. All other assets rose $2.8 million, most of which was in premises and equipment for expansion.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Total non-performing loans decreased over the twelve month period ended December 31, 1999 by $0.7 million to $1.8 million at year-end 1999 as compared to $2.5 million at year-end 1998. Commercial loans and residential real estate loans showed a decrease, while one $0.8 million commercial mortgage accounted for the increase in commercial real estate. Management attributes the overall decrease to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.
     The allowance for loan losses stood at $4.1 million at December 31, 1999, up $0.8 million from December 31, 1998. 1999's year end balance represents 1.04% of total loans versus 1.05% for 1998. The increase in the allowance balance for 1999 mirrored the overall increase in the loan portfolio. Net charge-offs for the year remained favorable at 0.11% of average loans versus 0.17% in 1998.

     Other real estate owned consists of three parcels, all commercial, for $1.6 million. While the balance in the account remained the same, this compares favorably to seven parcels in 1998. The Company has been successful in liquidating its foreclosed properties.
     In 1999 the Company added approximately $4.0 million in fixed assets with approximately $3.0 million coming for the new bank offices and the remainder being other building improvements, furniture, equipment and software. With the planned opening of at least two banking offices in 2000, more fixed assets additions can be anticipated, which the Company expects to fund from current operations.
     Total deposits at December 31, 1999 were $454.3 million and were up $77.8 million from December 31, 1998. For the same period borrowings from the FHLB were up $15.1 million to $22.2 million. Other liabilities increased by $1.2 million to $3.2 million. Deposit growth since December 31, 1998 came mainly in interest-bearing accounts: savings and money market up $46.8 million and time deposits up $31.1 million. Demand deposit accounts remained unchanged in total, but there was some shift from interest bearing to non-interest bearing accounts. Overall, the deposit growth is attributable to expansion in Monroe County. The Company's Ontario County retail deposits grew approximately 3.6%, while Monroe County deposits grew 178.9% from 1998. The increase in borrowings is a direct result of loan demand outpacing deposit growth. The Company anticipates both loan and deposit growth to continue into 2000, but at a rate less than 1999's.

Results  of  Operations
-----------------------
     With a $41.1 million or 10.8% growth in earning assets for 1999 and a corresponding $44.0 million or 14.2% growth in interest bearing liabilities, net interest income increased $1.2 million or 6.5% and is reflective of the decline in yields on the assets due to a lower interest rate environment than in 1998. The Company's cost of funds decreased 17 basis points to 3.73% for the year ended December 31, 1999 as compared to 1998. However, the yield on assets decreased 32 basis points, resulting in a spread reduction of 5 basis points.
As noted in last year's report, management anticipated a lowering of the interest rate spread and interest margin (which declined 19 basis points from 1998) due to the competitive Monroe County market. This trend will likely continue through 2000 as most of the Company's new loans are originated in the Monroe County area. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion.

     Other income for the year ended December 31, 1999 increased $1.4 million or 23.7% over 1998. The increase was reflected in all major sources of non-interest revenue. Service charges on accounts rose 40.8% attributed to increased transaction volume, changes in account fee structures, and an increase in April of ATM convenience fee for non-Canandaigua National Bank and Trust Company customers to offset the increased cost of operating these machines. Trust income grew 27.3% year on year due to the growth in assets under management. The book value of assets under management increased 38.5% to $586.8 million at year end 1999. The Company continues to see strong demand for locally managed trust services in its market area.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

In recent years most of the Company's Trust competitors, large regional and national banks, have reduced the local control and decision making authority and raised minimum account balances for personally managed accounts. This trend is allowing the Company, with its focus on the personal service, to see double digit growth. Other operating income was up due to strong mortgage banking returns in the first half of the year. However, revenue growth in this area slowed considerably towards the end of the year, following the Federal Reserve Board's interest rate increases. The Company anticipates 2000 to be a lower year in revenue and profitability for mortgage banking given current interest rate forecasts.
     Operating expenses increased $4.0 million or 21.7% for the year ended December 31, 1999. Increases came in all major expense categories and were attributed to growth in the Company's operations and expansion in Monroe County. Based upon the projected growth in banking offices in 2000, operating expenses are expected to increase. Management continues to estimate that the Company's new banking offices will break even in 24 to 36 months.

Liquidity
---------

     The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the year ended December 31, 1999 the Company generated $2.6 million in net cash and equivalents increases versus $4.6 million for the year ended December 31, 1998.

     Net cash from operating activities was $8.6 million in 1999, roughly double that of 1998. Both the largest source and use of operating cash in 1999 and 1998 were mortgage banking activity. However, activity in 1999 was slightly less than 1998's.

     Cash used by investing activities increased substantially in 1999 to $96.5 million from $6.0 million in 1998. The increase in investing activities was primarily attributed to loan growth.

     Cash provided by financing activities was $90.5 million in 1999 versus of $6.2 million in 1998.

     The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At December 31, 1999 residential mortgage loans with a carrying value of approximately $24,440,000 were pledged as collateral for the Bank's advances from the Federal Home Loan Bank, and an additional $10,321,000 was available for pledging. Indirect automobile loans with a carrying value of approximately $94,880,000 were pledged as collateral for a $75,900,000 line of credit from the Federal Reserve Bank of New York.

     Secondarily, in 1998, the Company opened a liquidity source through the sale of its CD's in the national brokered market. This source will be used from time to time to manage both liquidity and interest rate risk as conditions may require.

     For 2000, cash for growth is expected to come from both customer and wholesale sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  7a  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which includes senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
     Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered CD's.
     The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
     Using the aforementioned simulation model, net interest earnings projections reflect a decline when applying the rising interest rate environment as of December 31, 1999 ("Base Case"). The table below, which shows the Company's estimated net interest earnings sensitivity profile as of December 31, 1999, assumes no changes in the operating environment, but assumes interest rates increase/decrease immediately (rate shock) and remain unchanged thereafter. The table indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of Base Case earnings projections.



Changes in Interest           Estimated
Rates                    Percentage Change in
(basis points)        Future Net Interest Income
--------------------  --------------------------
                              12 Months
                             -----------
Base Case                        --
+200                            (7)%
+100                            (4)
-100                             4
-200                             7


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


     The  following table presents an analysis of the Company's interest rate-sensitivity gap  position  at  December  31,  1999.  All interest-earning assets and interest-bearing liabilities  are  shown  based  on the earlier of their contractual maturity or repricing date with no adjustment for estimated prepayment and decay rates. It should be noted that the  interest  rate  sensitivity  levels  shown in the table could be changed by external factors  such  as  loan  prepayments and liability decay (withdrawal) rates or by factors controllable  by  the  Company  such  as  asset  sales.

                             Canandaigua National Corporation
                              Interest Rate Sensitivity Gap
                                    December 31, 1999
                                  (Dollars in thousands)



                                 Maturity/Repricing Period
                                ---------------------------
                                 Within 3   4 to 12    1 to 5    Over 5
                                  Months     Months     Years    Years
                                ---------  ---------  --------- --------
Interest-earning assets:
Interest-bearing deposits
  and federal funds sold        $      33         --        --       --
Securities                          5,312     24,090    33,735   16,275
Loans                              82,974      6,205   236,631   72,553
                                ---------  ---------  --------  -------
Total interest-earnings
assets                             88,319     30,295   270,366   88,828
                                ---------  ---------  --------  -------

Interest-bearing liabilities:
NOW accounts                       46,552         --        --       --
Money market                       53,011         --        --       --
Savings                           102,837         --        --       --
Time deposits                      87,921     52,510    36,631       --
Borrowings                         18,906      1,327     1,244      741
                                ---------  ---------  --------  -------
Total interest-bearing
liabilities                       309,227     53,837    37,875      741
                                ---------  ---------  --------  -------

Interest rate sensitivity gap   $(220,908)   (23,542)  232,491   88,087
                                =========  =========  ========  =======

Cumulative gap                  $(220,908)  (244,450)  (11,959)  76,158
                                =========  =========  ========  =======

Cumulative gap ratio(1)             28.6%      32.7%     97.0%   119.0%
                                =========  =========  ========  =======

Cumulative gap as percent of
  Total assets                     (42.3%)    (46.8%)    (2.3%)    14.6%
                                =========  =========  ========  =======


(1)Cumulative  total interest-earning assets divided by cumulative total interest-bearing liabilities.


Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     The chart indicates that the Corporation was repricing $220.9 million more of interest bearing liabilities than interest earning assets in the 0-3 month range. The Company considers this gap manageable, as a good portion of the savings balances are not considered sensitive to rate changes. However, the Company will be challenged to maintain its interest margins in the current rising interest rate environment. For the 4-12 month period, the Corporation is modestly liability sensitive, as $23.5 million more of interest bearing liabilities are being repriced than interest earning assets. For the entire one year range, the Corporation is repricing $244.5 million more interest bearing liabilities than assets, or 32.7% of earning assets versus 37.7% at December 31, 1998. The Corporation is asset sensitive at $232.5 million for the one to five year range and $88.1 million over five years.

     For the entire portfolio range, the Corporation is asset sensitive at $76.1 million versus asset sensitivity of $69.3 million last year reflecting a modest growth in non-interest bearing demand accounts. The Company's product mix is such that nearly all assets and liabilities reprice or mature within five years of origination, with most at three years. With such a balance sheet profile, the Company faces interest rate risk over the short-term, but the value of its equity (assets less liabilities) remains relatively stable.

     Interest rates for 2000 are forecasted to continue to rise throughout the year as the Federal Reserve balances continued economic expansion against inflation fears.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios. As disclosed in the note 15 to the Consolidated Financial Statements, as of December 31, 1999 all capital adequacy requirements were met.

     As of December 31, 1999, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain a minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the aforementioned footnote. However, the Bank's asset growth in 2000 is anticipated to exceed its capital formation, which will result in declining capital ratios. Management will monitor capital levels at the Bank.

Dividends

     Payment of dividends by the Bank to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency (OCC) is required for the declaration of dividends in any year in which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 1999, dividends were unavailable for payment to the Company without the approval of the OCC. The Company's February 2000 dividend was paid entirely from its own operating cash of $1.3 million.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Cash dividends for 1999 were $1.8 million or $11.50 per outstanding share versus $1.8 million or $11.00 per outstanding share in 1998.

1998  versus  1997

     At December 31, 1998 the Company's assets reached $428.0 million. Total assets increased $9.1 million or 2.2% for the year. Net loans increased $2.5 million or .8% while securities increased $1.5 million or 2.2%. More significantly, deposits increased $51.7 million or 15.9% and borrowings (from the FHLB) decreased $43.5 million or 85.9%. Funds generated through deposit inflows were used for loan originations, security purchases and FHLB borrowing repayments.

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

     The quality of the Company's assets continued to improve throughout 1998 with non-performing loans at December 31, 1998 at less than 1% of total loans; the first time in over 5 years. The allowance for loan losses stood at 131.6% of non-performing loans at year-end 1998 versus 61.3% at December 31, 1997. As a result of these trends the provision for loan loss declined to $.6 million versus $.9 million for the years then ended. Other real estate owned also declined in 1998 as the Company liquidated approximately $1.2 million during the year.

Financial  Condition
--------------------

     As of December 31, 1998, total assets of the Company were $428.0 million, up from $418.9 million at year end 1997. Cash and equivalents increased $4.6 million to $23.9 million in connection with the growth in customer deposits. Securities showed an increase of $1.5 million to $72.9 million.

     Net loans increased $2.5 million to $308.5 million. The growth in loans came mostly in the second and third quarters of 1998, following a $10.0 million decline in the first quarter. There was little net new loan volume in the fourth quarter. All other assets rose $.5 million to $22.4 million.
     Total non-performing loans decreased over the twelve month period ended December 31, 1998 by $2.6 million to $2.5 million at year-end 1998 as compared to $5.1 million at year-end 1997. The decrease came across all loan types - commercial, residential real estate and consumer loans with the largest decrease coming from commercial real estate.
     The allowance for loan losses stood at $3.2 million at December 31, 1998, up $.1 million from December 31, 1997. 1998's year end balance represented 1.05% of total loans versus 1.02% for 1997. The increase in the allowance balance for 1998 was relatively modest and was a reflection of little net new loan volume. Net charge-offs for the year remained favorable at .17% of average loans versus .13% in 1997.

     Other real estate owned consisted of six parcels of property, all commercial, for $1.6 million. The decline in other real estate owned from the same period in 1997 was a result of the Company's foreclosure on $ 2.1 million in real estate assets in May 1997 offset by the liquidation of portions of this and other properties.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     In 1998 the Company added approximately $2 million in fixed assets with approximately half coming from the new Webster office and computer hardware, software and peripherals.
     Total deposits at December 31, 1998 were $376.5 million and were up $51.7 million from December 31, 1997. For the same period borrowings from FHLB were down $43.5 million to $7.1 million. Other liabilities increased by $.07 million to $1.9 million. The decline in borrowings was a direct result of deposit growth. Deposit growth from December 31, 1997 came in all interest-bearing types: interest-bearing demand up $19.6 million, savings and money market up $8.7 million and certificates of deposit up $32.4 million. Deposit growth came from a number of sources, including the introduction of our Generations Gold suite of accounts, our Business Choice Sweep account, the opening of the Webster office, and our "CD Specials". Also, to open a secondary source of liquidity in addition to FHLB advances and reduce the short-term gap, the Company sold $10 million in nationally market CD's with an average maturity of 30 months.

Results  of  Operations
-----------------------
     Despite a $23.1 million or 6.5% growth in earning assets for 1998 and a corresponding growth in interest bearing liabilities, net interest income increased only $.2 million or 1.2% and was reflective of the decline in yields on the assets due to a lower interest rate environment than in 1997. The Company's cost of funds increased 6 basis points to 4.00% for the year ended December 31, 1998 as compared to 1997. The increase was mostly due to higher FHLB advances in early 1998, which were replaced during the year with lower cost retail deposits.

     Other income for the year ended December 31, 1998 increased $2.1 million or 56.4% over 1997. The increase was reflected in all sources of non-interest revenue. Service charges on accounts rose 18% attributed to increased transaction volume, changes in account fee structures, and the implementation in April of an ATM convenience fee for non-Canandaigua National Bank and Trust Company customers. Trust income grew 31% year on year due to the growth in assets under management. The book value of assets under management increased 18.4% to $423.6 million at year end 1998. Net gains on loan sales and other income are both up due to mortgage banking.
     Operating expenses increased $2.8 million or 17.9% for the year ended December 31, 1998. Increases came in all major expense categories and were attributed to (1) growth in the Company's operations, (2) the acquisition of Home Town Funding in late 1997, and (3) additional expenses for the core banking conversion.

New  Accounting  Pronouncements
-------------------------------

     In June 1999 the Financial Accounting Standards Board deferred for one year the effective date of FASB Statement No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The statement is now effective for the Company for fiscal quarters beginning January 1, 2001. Earlier adoption is permitted. The Company holds no free-standing derivative instruments at year end, and management does not anticipate that adoption of the new standard will have a material effect on the Company's financial statements.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

Year  2000

     The Company's 1998 Form 10-K and 1999 Form 10-Q's detailed the nature and extent of the Company's efforts to prepare for the year 2000 (Y2K) date changeover. By any measure, the efforts were a success. There were no major Y2K incidents that affected the Company. The Company will continue to monitor its internal and external resources for possible disruptions related to Y2K, but anticipates none.

Item  8.  Financial  Statements  and  Supplementary  Data

     The consolidated financial statements of the Company, together with a report thereon of KPMG LLP dated February 4, 2000 appearing on pages 7 to 30 of the 1999 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

     Supplementary  data  has  been  omitted  because  it  is  not  applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

(a)  Directors

     The information with respect to the directors of the Corporation, which is required to be included herein pursuant to Item 401 of Regulation S-K, is included under the caption "Election of Directors" on the Proxy Statement, dated February 28, 2000, and is incorporated herein from the Proxy Statement by reference. There are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

(b)  Executive  Officers

     The names, ages and positions of the executive officers of the Corporation as of December 31, 1999, are included under the caption "Principal Officers" on the Proxy Statement, dated February 28, 2000, and is incorporated herein from the Proxy Statement by reference. Officers are generally elected annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officers were selected.

     No Director or executive officer of the Corporation has received any remuneration from the Bank or the Corporation in his capacity as a director or executive officer of the Corporation.

     The executive officers of the Corporation have been officers of the Bank for five years or more.

     Directors and the executive officers as a group beneficially owned 13,159 shares or 8.30% of the shares outstanding. Shares owned directly total 11,983 and shares held by directors, executive officers, or their spouses in a fiduciary capacity or by their spouses individually total 1,176.

(c)  Significant  Employees

     Not  applicable

(d)  Family  Relationship

     The disclosure of family relationships between executive officers and directors of the Corporation is included under the caption "Information on Directors and Nominees " on the Proxy Statement, dated February 28, 2000, and is incorporated herein from the Proxy Statement by reference.

(e)  Business  Experience

     Disclosed  in  Items  10  (a)  and  10  (b)

(f)  Involvement  in  Certain  Legal  Proceedings

     Not  applicable

(g)  Promoters  and  Controlled  Persons

     Not  applicable


Item  11.  Executive  Compensation

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" on the Proxy Statement, dated February 20, 2000, and is incorporated herein from the Proxy Statement by reference.


Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The information required to be included herein regarding security ownership and certain beneficial owners and management pursuant to Items 403 (a) and (b) of Regulation S-K is included under the caption "Principal Beneficial Owners of Common Stock" in the Proxy Statement, dated February 20, 2000, and is incorporated herein from the Proxy Statement by reference.

(c)  Changes  in  Control

     None

Item  13.  Certain  Relationships  and  Related  Transactions

(a)  Transactions  with  Management  and  Others

     None

(b)  Certain  Business  Relationships

     None

(c)  Indebtedness  of  Management

     Certain directors and executive officers of the Corporation and the Bank and their associates were customers of and had transactions with the Bank in the ordinary course of the Bank's business during 1999. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and in the opinion of the Bank and Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

(d)  Transactions  with  Promoters

     Not  applicable


PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

(1) Consolidated Financial Statements are contained in the Company's 1999 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  December  31,  1999  and  1998

     Consolidated  Statements  of  Income for the Years Ended December 31, 1999,
          1998  and  1997

     Consolidated  Statements  of  Stockholders'  Equity  for  the  Years  Ended
          December  31,  1999,  1998,  and  1997

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
          December  31,  1999,  1998  and  1997

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

(3.a)  Exhibits

 Exhibit Incorporation by Reference or page in sequential numbering where exhibit may be found:

(3.i.)    Certificate  of  Incorporation,  of the        Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
                                                         December 31,  1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                  for  the  year  ended
                                                         December 31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  1999          Page  35

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  28,  2000       Page  71

 (21)     Subsidiaries                                   Page  84

 (27)     Financial  Data  Schedule                      Page  85


     (b)  Reports  on  Form  8-K:

           None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CANANDAIGUA  NATIONAL  CORPORATION



March  29,  2000                         By:  /s/  George  W.  Hamlin,  IV
                                           George  W.  Hamlin,  IV,  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        Signature                  Title              Date
---------------------------  ------------------  --------------
/s/ George W. Hamlin, IV     President/Director  March 29, 2000
---------------------------
(George W. Hamlin, IV)

/s/ Robert G. Sheridan       Secretary/Director  March 29, 2000
---------------------------
(Robert G. Sheridan)

/s/ Gregory S. MacKay        Treasurer           March 29, 2000
---------------------------
(Gregory S. MacKay)

/s/ Patricia A. Boland       Director            March 29, 2000
---------------------------
Patricia A. Boland

/s/ James S. Fralick         Director            March 29, 2000
---------------------------
James S. Fralick

/s/ Daniel P. Fuller         Director            March 29, 2000
---------------------------
Daniel P. Fuller

/s/ David Hamlin, Jr.        Director            March 29, 2000
---------------------------
David Hamlin, Jr.

/s/ Frank H. Hamlin,         Director            March 29, 2000
---------------------------
Frank H. Hamlin

/s/ Stephen D. Hamlin        Director            March 29, 2000
---------------------------
Stephen D. Hamlin

/s/ Richard P. Miller, Jr.   Director            March 29, 2000
---------------------------
Richard P. Miller, Jr.

/s/ Caroline C. Shipley      Director            March 29, 2000
---------------------------
Caroline C. Shipley

/s/ Alan J. Stone            Director            March 29, 2000
---------------------------
Alan J. Stone


INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the        Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
                                                         December 31,  1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                  for  the  year  ended
                                                         December 31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  1999

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  28,  2000

 (21)     Subsidiaries

 (27)     Financial  Data  Schedule