Form 10-Q
period 2000-03-31
CANANDAIGUA NATIONAL CORP
filed 2000-05-11
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2000
                                    ----------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  May  5,  2000
                    -----                     ------------------------------
             Common  stock,  $50.00  par                  158,483















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













































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2000

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  March  31,  2000
  and  December 31, 1999.                                                      1

Condensed  consolidated  statements  of  income  for  the  three
  month  period ended March 31, 2000 and 1999.                                 3

Consolidated  statements  of  stockholders'  equity
  for  the three month period ended March 31, 2000 and 1999.                   4

Consolidated  statements  of  cash  flows  for  the  three
  month  period ended March 31, 2000 and 1999.                                 5

Notes  to  financial  statements
  at  March 31, 2000.                                                          6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        10
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   13
Item  2.  Changes in Securities                                               13
Item  3.  Defaults Upon Senior Securities                                     13
Item  4.  Submission of Matters to a Vote of Security Holders                 13
Item  5.  Other Information                                                   13
Item  6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14

EXHIBITS                                                                     15
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                    CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2000 and December 31, 1999 (unaudited)
                      (dollars in thousands, except per share data)


                                                               March 31,   December 31,
                                                              -----------  -------------
Assets                                                           2000          1999
------------------------------------------------------------  -----------  -------------

Cash and due from banks                                       $   25,165         26,801
Interest-bearing deposits with other financial institutions           25             33
Securities:
  - Available for sale, at fair value                                699            528
  - Held-to-maturity (fair value of $88,476 in 2000 and
      $74,805 in 1999)                                            89,205         75,336
Loans:
  Commercial, financial & agricultural                            54,610         62,491
  Commercial mortgage                                            169,138        141,255
  Residential mortgage                                            69,644         69,862
  Consumer-auto indirect                                         104,723        103,605
  Consumer-other                                                  17,511         18,561
  Other                                                            1,804          2,097
  Loans held for sale                                              1,327            492
                                                              -----------  -------------
    Total loans                                                  418,757        398,363
  Less:  Allowance for loan losses                                (4,339)        (4,136)
                                                              -----------  -------------
    Loans - net                                                  414,418        394,227
Premises and equipment - net                                      14,342         13,438
Accrued interest receivable                                        3,060          2,682
Federal Home Loan Bank stock and Federal Reserve Bank stock        2,990          3,548
Other assets                                                       6,623          5,542
                                                              -----------  -------------
        Total Assets                                          $  556,527        522,135
                                                              ===========  =============



                                          (Continued)



                       CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                       March 31, 2000 and December 31, 1999 (unaudited)
                         (dollars in thousands, except per share data)



                                                            March 31,   December 31,
                                                           -----------  -------------
Liabilities and Stockholders' Equity                          2000          1999
---------------------------------------------------------  -----------  -------------

Deposits:
  Demand
    Non-interest bearing                                   $   74,282         74,630
    Interest bearing                                           54,199         46,490
  Savings and money market                                    155,125        156,108
  Time deposits                                               197,367        177,062
                                                           -----------  -------------
        Total deposits                                        480,973        454,290
Borrowings                                                     29,779         22,218
Accrued interest payable and other liabilities                  3,644          3,150
                                                           -----------  -------------
        Total Liabilities                                  $  514,396        479,658
                                                           -----------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 2000 and 1999                      8,110          8,110
  Additional paid-in capital                                    8,506          8,506
  Retained earnings                                            26,755         27,087
  Treasury stock at cost (3,725 shares in 2000 and
                                                                 1999)        (1,348)  (1,348)
  Accumulated other comprehensive income                          108            122
                                                           -----------  -------------
        Total Stockholders' Equity                             42,131         42,477
                                                           -----------  -------------
        Total Liabilities and Stockholders' Equity         $  556,527        522,135
                                                           ===========  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the three month periods ended March 31, 2000 and 1999 (Unaudited)

                  (dollars in thousands, except per share data)


                                                            2000    1999
                                                           ------  ------
Interest income:
  Loans, including fees                                    $8,390  $6,416
  Securities                                                1,025     947
  Other                                                         2      75
                                                           ------  ------
        Total interest income                               9,417   7,438
                                                           ------  ------
Interest expense:
  Deposits                                                  3,682   2,929
  Borrowings                                                  413      80
                                                           ------  ------
      Total interest expense                                4,095   3,009
                                                           ------  ------
      Net interest income                                   5,322   4,429
Provision for loan losses                                     250      50
                                                           ------  ------
      Net interest income after provision for loan losses   5,072   4,379
                                                           ------  ------

Other income:
  Service charges on deposit accounts                         728     500
  Trust income                                                831     700
  Net gain on sale of mortgage loans                            1      43
  Other operating income                                      302     376
                                                           ------  ------
      Total other income                                    1,862   1,619
                                                           ------  ------

Operating expenses:
  Salaries and employee benefits                            3,559   2,993
  Occupancy                                                 1,055     836
  Marketing and public relations                              248     253
  Office supplies, printing and postage                       282     232
  FDIC insurance                                               22      10
  Other operating expenses                                    926     818
                                                           ------  ------
      Total operating expenses                              6,092   5,142
                                                           ------  ------

      Income before income taxes                              842     856
Income taxes                                                  230     275
                                                           ------  ------
      Net income                                           $  612  $  581
                                                           ======  ======

Basic earnings per share                                   $ 3.86  $ 3.64
                                                           ======  ======
Diluted earnings per share                                 $ 3.84  $ 3.64
                                                           ======  ======

See  notes  to  financial  statements



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the three month periods ended March 31, 2000 and 1999 (Unaudited)

                          (dollars in thousands, except per share data)


                                                                          Accumulated
                                        Additional                           Other
                               Common     Paid in  Retained   Treasury   Comprehensive
                               Stock      Capital  Earnings     Stock        Income       Total
                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 2000  $      8,110    8,506    27,087     (1,348)            122   42,477
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $12               -        -         -          -             (14)     (14)
    Net income                         -        -       612          -               -      612
                                                                                         -------
  Total comprehensive
   income                            598
                            ------------
  Cash dividend - $5.95
   per share                           -        -      (944)         -               -     (944)
                            ------------  -------  ---------  ---------  --------------  -------
Balance at March 31, 2000          8,110    8,506    26,755     (1,348)            108   42,131
                            ============  =======  =========  =========  ==============  =======



Balance at January 1, 1999  $      8,110    8,495    26,563       (835)            145   42,478
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $13               -        -         -          -             (18)     (18)
    Net income                         -        -       581          -               -      581
                                                                                         -------
  Total comprehensive
   income                            563
                            ------------
  Cash dividend - $5.75
   per share                           -        -      (918)         -               -     (918)
  Purchase of 298 shares
   of treasury stock                   -        -         -       (112)              -     (112)
                            ------------  -------  ---------  ---------  --------------  -------
Balance at March 31, 1999          8,110    8,495    26,226       (947)            127   42,011
                            ============  =======  =========  =========  ==============  =======


See  notes  to  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the three month periods ended March 31, 2000 and 1999 (Unaudited)

                             (dollars in thousands)



                                                            2000       1999
                                                          ---------  ---------
Cash flow from operating activities:
  Net income                                              $    612   $    581
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation, amortization and accretion                   472        472
    Provision for loan losses                                  250         50
    Deferred income taxes                                     (129)       (44)
    Originations of loans held for sale                    (11,068)   (24,711)
    Proceeds from sale of loans held for sale               10,361     24,510
    Increase in accrued interest receivable
      and other assets                                      (1,403)    (1,113)
    Increase in accrued interest payable and
     other liabilities                                         494        990
                                                          ---------  ---------
      Net cash provided (used) by operating activities        (411)       735
                                                          ---------  ---------

Cash flow from investing activities:
  Sale of FHLB stock                                           558          -
  Securities held to maturity:
    Proceeds from maturities and calls                       5,357     10,767
    Purchases                                              (19,285)   (11,000)
  Loans originated - net                                   (19,734)    (1,629)
  Fixed asset purchases - net                               (1,429)      (680)
  Proceeds from sale of other real estate                        -        198
                                                          ---------  ---------
      Net cash used by investing activities                (34,533)    (2,344)
                                                          ---------  ---------

Cash flow from financing activities:
  Net increase (decrease) in demand, savings and money
    market deposits                                          2,103       (702)
  Net increase in time deposits                             24,580      7,196
  Proceeds from borrowings                                   7,570         --
  Principal repayments on borrowings                            (9)    (2,305)
  Purchase of treasury stock                                     -       (112)
  Dividends paid                                              (944)      (918)
                                                          ---------  ---------
      Net cash provided by financing activities             33,300      3,159
                                                          ---------  ---------

      Net increase (decrease) in cash & cash equivalents    (1,644)     1,550
  Cash & cash equivalents - beginning of period             26,834     24,206
                                                          ---------  ---------
  Cash & cash equivalents - end of period                 $ 25,190   $ 25,756
                                                          =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $  4,051   $  2,934
                                                          =========  =========
    Income taxes                                          $     69   $     61
                                                          =========  =========
Supplemental disclosure of non-cash investing
 activity:
  Additions to other real estate acquired through
   foreclosure, net of loans to facilitate sales          $     --   $    119
                                                          =========  =========

See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.


(2)     Dividends  Per  Share
        ---------------------

The Company declared a semi-annual $5.95 per share dividend on common stock on January 12, 2000, payable February 1, 2000 to shareholders of record January 12, 2000.

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three month periods ended March 31, 2000 and 1999 follow (dollars in thousands, except share data):






For the three months ended March 31,              2000     1999
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $    612      581
  Weighted average common shares outstanding     158,483  159,559
                                                --------  -------
      Basic earnings per share:                 $   3.86     3.64
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $    612      581
  Weighted average common shares outstanding     158,483  159,559
  Effect of assumed exercise of stock options        963       17
                                                --------  -------
    Total                                        159,446  159,576
                                                --------  -------
      Diluted earnings per share:               $   3.84     3.64
                                                ========  =======

(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 16,000 shares of common stock. At its March 2000 meeting, the Board of Directors granted, effective January 1, 2000, 1,486 non-qualified options to management under the Company's incentive compensation plan for 1999's performance. The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exerciseable at varying times up to sixteen years. The options are fully vested and generally expire at the holder's retirement.

The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its stock options in the condensed consolidated statement of income. Had compensation cost been determined using the fair value at the grant date for stock option awards, consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except share data):





For the three months ended March 31,  2000   1999
                                      -----  -----
Net income:
  As reported                         $ 612  $ 581
  Pro forma                             480    360

Earnings per share:
  As reported:
    Basic                             $3.86  $3.64
    Diluted                            3.84   3.64
  Pro forma:
    Basic                             $3.03  $2.19
    Diluted                            3.01   2.19



The weighted average fair value of options granted during 2000 and 1999 was $122.56 and $71.21, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:




Grant year                  2000         1999
                         -----------  -----------
Dividend yield                 2.72%        3.09%
Risk free interest rate        6.45%        4.65%
Life                     11.4 years   12.9 years
Volatility                    14.39%       14.73%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     March  31,  2000

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 1999 contained in the Company's Form 10-K and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's financial position or operating results.


Overview
--------

The first quarter of 2000 marks the one year anniversary of the Company's accelerated expansion into the Monroe County area, which includes these main components (1) expansion of retail customer service delivery, (2) increase in the number commercial services staff, (3) expansion of Trust and Investment services and (4) increasing brand awareness in the marketplace.

The results of this expansion have been positive. Comparing the three month period ended March 31 2000 with the same period in 1999, the Company showed a 28.8% increase in interest earning assets, 25.6% increase in deposits, 18.8% increase in operating revenue (net interest income plus other income), and a 5.3% increase in net income. The book value of trust assets under administration grew during this same period by 39.8%.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Assets grew in the first quarter, continuing the trend set in 1999. As of March 31, 2000, total assets of the Company were $556.5 million, up from $522.1 million at year end 1999. Cash and equivalents decreased $1.6 million to $25.2 million, resulting from the Company's reduced holdings following its cash reserve buildup for the century date changeover. Securities increased $14.0 million to $89.9 million to allow for collateralization of municipal deposits. Net loans increased $20.2 million to $414.4 million, and all other assets rose $1.8 million to $27.0 million, reflective of earning asset and branch network growth.

Total deposits at March 31, 2000 were $481.0 million and were up $26.7 million from December 31, 1999. The newest six offices contributed $7.0 million of the quarter's deposit growth. In addition, the Company sold $13.7 million of nationally marketed time deposits. For the same period borrowings (primarily from the FHLB) were up $7.6 million to $29.8 million. Other liabilities increased by $0.5 million to $3.6 million. The increase in borrowings and nationally marketed deposits was made to fund the quarter's loan and investment growth. Overall deposit growth in 2000 is coming in interest-bearing accounts. Consumers tend to increase balances in interest bearing accounts as general interest rates rise versus leaving excess funds in non-interest bearing demand accounts.

For the three months ending March 31, 2000, average interest earning assets, increased $95.1 million to $488.3 million from $393.2 million for the 1999 first quarter. The yields on these assets were 7.71% and 7.57%, respectively; the increase resulting from an overall rise in general interest rates, following the Federal Reserve Board's rate increases in the last half of 1999. For the same periods, average interest bearing liabilities increased $88.5 million to $415.1 million from $326.6. Rates paid on these liabilities were 3.95% and 3.69%, respectively, also reflecting rate increases. This 12 basis point drop in interest spread had a $.1 million negative impact on net interest income for the quarter ended March 31, 2000. The growth in interest earnings assets and interest bearing liabilities had a $1.0 million positive impact on net interest income. In the first quarter of 2000 the Company's net interest margin declined to 4.36% from 4.51% for the same quarter in 1999. This declining trend in net interest margin is expected to continue through 2000 as market interest rate increases will drive up the Company's funding costs faster than its asset yields. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended March 31, 2000 increased $.2 million to $1.9 million over the same quarter in 1999. The increase was reflected in service charges--attributed to increased transaction volume and the number of customer accounts and trust income-attributed to growth in assets under management. Net gain on the sale of mortgage loans and other operating income declined for 2000 as a result of a reduction in mortgage banking operations due to the rising interest rate environment compared to 1999. Considering the increasing interest rate environment, management anticipates lower mortgage banking income in 2000 than in 1999.
Operating expenses increased $1.0 million for the quarter ended March 31, 2000 to $6.1 million versus $5.1 million for the 1999 first quarter. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices.
The Company's effective tax rate was 27.3% in 2000 versus 32.1% in 1999. The reduction in the tax rate is due to an increase in the non-taxable investment income from a larger average portfolio balance ($45.9 million in 2000 versus $38.2 million in 1999)

Liquidity
---------

The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the quarter ended March 31, 2000 the Company used $1.6 million in net cash and equivalents versus generating $1.6 million for the same quarter in 1999. The overall decrease in cash and equivalents in 2000 is related to a reduction in built-up cash reserves associated with the century date change. The Company held excess currency for the benefit of its customers.

Net cash used in operating activities was $0.4 million in 2000. In the first quarter of 1999 the Company generated $0.7 million from operating activities. Both the largest source and use of operating cash in 1999 and 1998 were mortgage banking activity. However, activity in 2000 was less than half of 1999's, reflecting a slow down in the mortgage banking business.

Cash used by investing activities increased substantially in 2000 to $34.5 million from $2.3 million in 1999. The increase in investing activities came from a combination of investment and loan growth. The Company's fixed asset investing activities continued as future offices are under renovation.

Cash provided by financing activities was $33.3 million in 2000 versus of $3.1 million in 1999. Deposits continue to be the Company's main source of financing, with borrowings contributing a lesser amount.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At March 31, 2000 residential mortgage loans with a carrying value of approximately $42.3 million were pledged as collateral for the Bank's $29.5 million advances from the Federal Home Loan Bank. Approximately $8.3 million was available for additional borrowing. Indirect automobile loans with a carrying value of approximately $40.1 million were pledged as collateral for a $32.0 million line of credit from the Federal Reserve Bank of New York.

Secondarily, the Company has a liquidity source through the sale of its CD's in the national brokered market. This source is used from time to time to manage both liquidity and interest rate risk as conditions may require.

For the remainder of 2000, financing for growth is expected to come from both customer and wholesale sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  3  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which is composed of members of senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered CD's.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
There has been no significant change in the Company's interest rate risk profile since December 31, 1999. Net interest earnings projections reflect a decline when applying the expected rising interest rate environment as of March 31, 2000.

Management  also  uses  the  static  gap  analysis  to  identify  and manage the
Company's  interest  rate  risk  profile.   Interest  sensitivity  gap  ("gap")
analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. There has been no significant change in this measurement since December 31, 1999.

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

As of March 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. However, the Bank's asset growth in 2000 is anticipated to exceed its capital formation, which will result in a continuing trend towards declining capital ratios. Management will closely monitor capital levels at the Bank.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the three month periods ended March 31, 2000 and 1999 follow (dollars in thousands):




                                                      March 31,
                                                     -----------
                                                        2000       1999
                                                     -----------  ------
Balance at beginning of period                       $    4,136   3,283
Provision for loan losses                                   250      50
Loans charged off                                          (186)   (204)
Recoveries on loan previously charged off                   139     169
                                                     -----------  ------
Balance at end of period                             $    4,339   3,298
                                                     ===========  ======

Allowance as a percentage of total period end loans        1.04%   1.05%
                                                     ===========  ======

Allowance as a percentage of non performing loans         141.4%  149.6%
                                                     ===========  ======



The increase in the provision for loan losses from first quarter of 1999 to the first quarter of 2000 is related to the growth in the loan portfolio. During the first quarter of 1999, net loans increased $1.6 million, while in the first quarter of 2000, net loans increased $19.3 million.

At March 31, 2000, the recorded investment in loans that are considered impaired totaled $2.7 million as compared to $1.6 million at December 31, 1999 and $1.9 million at March 31, 1999. The average recorded investment in impaired loans during the three month periods ended March 31, 2000 and 1999 were approximately $2.4 million and $2.0 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans increased over the twelve month period by $0.9 million to $3.1 million at March 31, 2000 as compared to $2.2 million at March 31, 1999. The increase has come primarily from commercial real estate loans and mainly attributable to one relationship. The borrower's loans are fully secured by real estate. Management expects these loans will be brought to performing status. Even with an increase in non-accrual loans, non-performing loans represent only .73% of the total loan portfolio at March 31, 2000 as compared to
 .70%  at  March  31,  1999.

At March 31, 2000, other real estate owned consisted of three commercial real estate parcels, totaling $1.6 million. This compares to six commercial real estate parcels totaling $1.6 million at March 31, 1999. Management continues efforts to liquidate these assets.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                       March 31,
                                                --------------------
                                                   2000       1999
                                                -----------  -------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $       15   $   40
Real estate-commercial                                 193       93
Real estate-residential                                  -       23
Consumer                                               121      133
                                                -----------  -------
Total past due 90 days or more and
  accruing                                             329      289
                                                -----------  -------

Loans in non-accrual status
Commercial, financial & agricultural                   643    1,326
Real estate-commercial                               1,730      240
Real estate-residential                                366      350
Total non-accrual loans                              2,739    1,916
                                                -----------  -------
Total non-performing loans                           3,068    2,205
                                                -----------  -------

Other real estate owned - commercial                 1,651    1,563
                                                -----------  -------

Total non-performing assets                     $    4,719   $3,768
                                                ===========  =======

Non performing loans to total period-end loans        0.73%    0.70%
                                                ===========  =======

Non performing assets to total period-end
  loans and other real estate                         1.12%    1.17%
                                                ===========  =======


The  Company  has  no  restructured  loans.

PART  II  --  OTHER  INFORMATION

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES


Item  1.  Legal  proceedings

None

Item  2.  Changes  in  securities

None

Item  3.  Defaults  upon  senior  securities

None

Item  4.  Submission  of  matters  to  a  vote  of  security  holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 15, 2000 for the following purpose:

         Three directors were elected for a three-year term and votes were cast as follows:

                                         Votes
                                        -------
Name                          For     Withheld    Abstain   Against
-----                       -------   --------    -------   -------

George  W.  Hamlin,  IV       113,080        0         0         0

Caroline  C.  Shipley         113,080        0         0         0

David  Hamlin,  Jr.           113,080        0         0         0



Item  5.  Other  information

None

Item  6.  Exhibits  and  reports  on  Form  8-K

      (a)Exhibits

  (3.i.)  Certificate  of  Incorporation,  of  the  Registrant,  as  amended

 (3.ii.)  By-laws  of  the  Registrant,  as  amended

    (27)  Financial  Data  Schedule

    (a)  Reports  on  Form  8-K
None

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



                 May 12, 2000          /s/ George W. Hamlin, IV
                 ------------          ------------------------
                 Date           George W. Hamlin, IV, President


                 May 12, 2000          /s/ Gregory S. MacKay
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