Form 10-Q
period 2000-06-30
CANANDAIGUA NATIONAL CORP
filed 2000-08-14
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2000
                                    ---------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  August  4,  2000
                    -----                     ---------------------------------
             Common  stock,  $50.00  par                  158,497
















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













































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  JUNE 30, 2000

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  June  30,  2000
  and  December 31, 1999.                                                      1

Condensed  consolidated  statements  of  income  for  the  three  and  six
  month  periods ended June 30, 2000 and 1999.                                 3

Consolidated  statements  of  stockholders'  equity
  for  the six month periods ended June 30, 2000 and 1999.                     4

Consolidated  statements  of  cash  flows  for  the  six
  month  periods ended June 30, 2000 and 1999.                                 5

Notes  to  financial  statements
  at  June 30, 2000.                                                           6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        11
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   14
Item  2.  Changes in Securities                                               14
Item  3.  Defaults Upon Senior Securities                                     14
Item  4.  Submission of Matters to a Vote of Security Holders                 14
Item  5.  Other Information                                                   14
Item  6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

EXHIBITS                                                                      16
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                   CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 2000 and December 31, 1999 (unaudited)
                     (dollars in thousands, except per share data)


                                                               June 30,   December 31,
                                                              ----------  -------------
Assets                                                           2000         1999
------------------------------------------------------------  ----------  -------------

Cash and due from banks                                       $  25,416         26,801
Interest-bearing deposits with other financial institutions          62             33
Securities:
  - Available for sale, at fair value                               718            528
  - Held-to-maturity (fair value of $81,352 in 2000 and
      $74,805 in 1999)                                           81,953         75,336
Loans:
  Commercial, financial & agricultural                           61,586         62,491
  Commercial mortgage                                           176,599        141,255
  Residential mortgage                                           75,690         69,862
  Consumer-auto indirect                                        105,233        103,605
  Consumer-other                                                 18,110         18,561
  Other                                                           2,092          2,097
  Loans held for sale                                             3,298            492
                                                              ----------  -------------
    Total loans                                                 442,608        398,363
  Less:  Allowance for loan losses                               (4,586)        (4,136)
                                                              ----------  -------------
    Loans - net                                                 438,022        394,227
Premises and equipment - net                                     14,783         13,438
Accrued interest receivable                                       2,953          2,682
Federal Home Loan Bank stock and Federal Reserve Bank stock       2,998          3,548
Other assets                                                      6,361          5,542
                                                              ----------  -------------
        Total Assets                                          $ 573,266        522,135
                                                              ==========  =============



                                          (Continued)



                  CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 2000 and December 31, 1999 (unaudited)
                    (dollars in thousands, except per share data)



                                                             June 30,   December 31,
                                                            ----------  -------------
Liabilities and Stockholders' Equity                           2000         1999
----------------------------------------------------------  ----------  -------------

Deposits:
  Demand
    Non-interest bearing                                    $  76,096         74,630
    Interest bearing                                           55,316         46,490
  Savings and money market                                    173,770        156,108
  Time deposits                                               202,153        177,062
                                                            ----------  -------------
        Total deposits                                        507,335        454,290
Borrowings                                                     19,767         22,218
Accrued interest payable and other liabilities                  2,943          3,150
                                                            ----------  -------------
        Total Liabilities                                   $ 530,045        479,658
                                                            ----------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 2000 and 1999                      8,110          8,110
  Additional paid-in capital                                    8,508          8,506
  Retained earnings                                            27,827         27,087
  Treasury stock at cost (3,711 shares in 2000 and
    3,725 in 1999)                                             (1,343)        (1,348)
  Accumulated other comprehensive income                          119            122
                                                            ----------  -------------
        Total Stockholders' Equity                             43,221         42,477
                                                            ----------  -------------
        Total Liabilities and Stockholders' Equity          $ 573,266        522,135
                                                            ==========  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

  For the three and six month periods ended June 30, 2000 and 1999 (Unaudited)

                  (dollars in thousands, except per share data)

                                            Three months ended  Six months ended
                                                  June  30,        June  30,
                                                2000     1999    2000     1999
                                               -------  ------  -------  -------
Interest income:
  Loans, including fees                        $ 9,252   6,748  $17,642   13,164
  Securities                                     1,125     940    2,150    1,887
  Other                                             45      83       47      158
                                               -------  ------  -------  -------
        Total interest income                   10,422   7,771   19,839   15,209
                                               -------  ------  -------  -------
Interest expense:
  Deposits                                       4,261   3,033    7,943    5,962
  Borrowings                                       390      95      803      175
                                               -------  ------  -------  -------
      Total interest expense                     4,651   3,128    8,746    6,137
                                               -------  ------  -------  -------
      Net interest income                        5,771   4,643   11,093    9,072
Provision for loan losses                          308     446      558      496
                                               -------  ------  -------  -------
      Net interest income after provision for
        loan losses                              5,463   4,197   10,535    8,576
                                               -------  ------  -------  -------

Other income:
  Service charges on deposit accounts              786     602    1,514    1,102
  Trust income                                     791     648    1,622    1,348
  Net gain on sale of mortgage loans                 2      33        3       76
  Other operating income                           562     571      982    1,041
                                               -------  ------  -------  -------
      Total other income                         2,141   1,854    4,121    3,567
                                               -------  ------  -------  -------

Operating expenses:
  Salaries and employee benefits                 3,518   3,146    7,077    6,139
  Occupancy                                      1,162     935    2,217    1,771
  Marketing and public relations                   263     291      511      544
  Office supplies, printing and postage            228     256      510      488
  FDIC insurance                                    23      11       45       21
  Other operating expenses                       1,078     909    2,122    1,821
                                               -------  ------  -------  -------
      Total operating expenses                   6,272   5,548   12,482   10,784
                                               -------  ------  -------  -------

      Income before income taxes                 1,332     503    2,174    1,359
Income taxes                                       260     159      490      434
                                               -------  ------  -------  -------
      Net income                               $ 1,072  $  344  $ 1,684  $   925
                                               =======  ======  =======  =======

Basic earnings per share                       $  6.76  $ 2.16  $ 10.63  $  5.80
                                               =======  ======  =======  =======
Diluted earnings per share                     $  6.72  $ 2.15  $ 10.56  $  5.79
                                               =======  ======  =======  =======

See  notes  to  financial  statements



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the six month periods ended June 30, 2000 and 1999 (Unaudited)

                          (dollars in thousands, except per share data)


                                                                          Accumulated
                                        Additional                           Other
                               Common     Paid in  Retained   Treasury   Comprehensive
                               Stock      Capital  Earnings     Stock        Income       Total
                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 2000  $      8,110    8,506    27,087     (1,348)            122   42,477
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $4                -        -         -          -              (3)      (3)
    Net income                         -        -     1,684          -               -    1,684
                                                                                         -------
  Total comprehensive
   income                          1,681
                            ------------
  Cash dividend - $5.95
   per share                           -        -      (944)         -               -     (944)
  Sale of 14 shares
   of treasury stock                   -        2         -          5               -        7
                            ------------  -------  ---------  ---------  --------------  -------
Balance at June 30, 2000           8,110    8,508    27,827     (1,343)            119   43,221
                            ============  =======  =========  =========  ==============  =======


Balance at January 1, 1999  $      8,110    8,489    26,569       (835)            145   42,478
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $14               -        -         -          -             (15)     (15)
    Net income                         -        -       925          -               -      925
                                                                                         -------
  Total comprehensive
   income                            910
                            ------------
  Cash dividend - $5.75
   per share                           -        -      (918)         -               -     (918)
  Purchase of 672 shares
   of treasury stock                   -        -         -       (265)              -     (265)
  Sale of 16 shares
   of treasury stock                   -        -         -          5               -        5
                            ------------  -------  ---------  ---------  --------------  -------
Balance at June 30, 1999           8,110    8,489    26,576     (1,095)            130   42,210
                            ============  =======  =========  =========  ==============  =======




See  notes  to  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the six month periods ended June 30, 2000 and 1999 (Unaudited)

                             (dollars in thousands)



                                                           2000       1999
                                                         ---------  ---------
Cash flow from operating activities:
  Net income                                             $  1,684   $    925
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation, amortization and accretion                  944        972
    Provision for loan losses                                 558        496
    Deferred income taxes                                    (193)      (132)
    Originations of loans held for sale                   (30,220)   (62,481)
    Proceeds from sale of loans held for sale              27,414     62,491
    Increase in accrued interest receivable
      and other assets                                       (966)      (690)
    Increase (decrease) in accrued interest payable and
     other liabilities                                       (207)     1,553
                                                         ---------  ---------
      Net cash provided (used) by operating activities       (986)     3,134
                                                         ---------  ---------

Cash flow from investing activities:
  Sale of FHLB and FRB stock - net                            550          -
  Securities held to maturity:
    Proceeds from maturities and calls                     34,143     17,380
    Purchases                                             (40,706)   (18,635)
  Loans originated - net                                  (41,547)   (33,248)
  Fixed asset purchases - net                              (2,459)    (2,264)
  Investment in minority owned entity                         (21)      (158)
  Proceeds from sale of other real estate                      13        378
                                                         ---------  ---------
      Net cash used by investing activities               (50,027)   (36,547)
                                                         ---------  ---------

Cash flow from financing activities:
  Net increase in demand, savings and money
    market deposits                                        27,954     23,245
  Net increase (decrease) in time deposits                 25,091     (5,659)
  Proceeds from borrowings                                    270     15,800
  Principal repayments on borrowings                       (2,721)    (1,011)
  Proceeds from sale of treasury stock                          7          5
  Purchase of treasury stock                                    -       (265)
  Dividends paid                                             (944)      (918)
                                                         ---------  ---------
      Net cash provided by financing activities            49,657     31,197
                                                         ---------  ---------

      Net decrease in cash & cash equivalents              (1,356)    (2,216)
  Cash & cash equivalents - beginning of period            26,834     24,206
                                                         ---------  ---------
  Cash & cash equivalents - end of period                $ 25,478   $ 21,990
                                                         =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $  8,260   $  6,123
                                                         =========  =========
    Income taxes                                         $    719   $    126
                                                         =========  =========
Supplemental disclosure of non-cash investing
 activity:
  Additions to other real estate acquired through
   foreclosure, net of loans to facilitate sales         $     --   $    715
                                                         =========  =========

See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.


(2)     Dividends  Per  Share
        ---------------------

The Company declared a semi-annual $5.95 per share dividend on common stock on July 12, 2000, payable August 2, 2000 to shareholders of record July 12, 2000. The Company also declared a semi-annual $5.95 per share dividend on common stock on January 12, 2000, payable February 1, 2000 to shareholders of record January 12, 2000.

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three and six month periods ended June 30, 2000 and 1999 follow (dollars in thousands, except share data):






For the three months ended June 30,               2000     1999
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,072      344
  Weighted average common shares outstanding     158,495  159,245
                                                --------  -------
      Basic earnings per share:                 $   6.76     2.16
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,072      344
  Weighted average common shares outstanding     158,495  159,245
  Effect of assumed exercise of stock options      1,056      502
                                                --------  -------
    Total                                        159,551  159,747
                                                --------  -------
      Diluted earnings per share:               $   6.72     2.15
                                                ========  =======






For the six months ended June 30,                 2000     1999
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,684      925
  Weighted average common shares outstanding     158,489  159,401
                                                --------  -------
      Basic earnings per share:                 $  10.63     5.80
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,684      925
  Weighted average common shares outstanding     158,489  159,401
  Effect of assumed exercise of stock options      1,010      251
                                                --------  -------
    Total                                        159,499  159,652
                                                --------  -------
      Diluted earnings per share:               $  10.56     5.79
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





For the six months ended June 30,   2000   1999
                                   ------  -----
Net income:
  As reported                      $1,684  $ 925
  Pro forma                         1,552    689

Earnings per share:
  As reported:
    Basic                          $10.63  $5.80
    Diluted                         10.56   5.79
  Pro forma:
    Basic                          $ 9.79  $4.32
    Diluted                          9.72   4.31



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        June  30,  2000

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


Overview
--------

The Company continues to show positive financial developments from its accelerated expansion into the Monroe County area, which includes these main components (1) expansion of retail customer service delivery, (2) increase in the number of commercial services staff, (3) expansion of Trust and Investment services and (4) increasing brand awareness in the marketplace.

Comparing the six month period ended June 30, 2000 with the same period in 1999, the Company showed a 24.2% increase in assets, 28.7% increase in deposits, 20.4% increase in operating revenue (net interest income before provision plus other income), and a 82.1% increase in net income. Trust assets under administration grew during this same period by 31.5%.

At June 30, 2000 the Company had reached its year-end targets for earning asset portfolios and total assets. As a result, the Company is focusing on enhancing existing customer relationships though sales of deposit-based and fee income products. Asset growth in the second half of 2000 is anticipated to be substantially less than the preceding six months.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Three  months  ended  June  30,  2000
-------------------------------------

Assets grew in the second quarter, continuing the trend set in 1999. As of June 30, 2000, total assets of the Company were $573.3 million, up from $556.5 million at March 31, 2000. Cash and equivalents increased $0.3 million to $25.4 million, due to increased cash reserve requirements associated with deposit growth. During the quarter, municipalities reduced their deposits for seasonal cash flow needs, resulting in a corresponding reduction in the Company's security portfolio used to collateralize these deposits. Securities decreased $7.2 million to $82.3 million. Net loans increased $23.6 million to $438.0 million, and all other assets rose $0.1 million to $27.1 million, reflective of earning asset and branch network growth.

Total deposits at June 30, 2000 were $507.3 million and were up $26.4 million from June 30, 1999. The newest six offices contributed $15.5 million of the quarter's deposit growth. In addition, the Company sold $10.0 million of nationally marketed time deposits. The growth in deposits was used to fund the quarter's loan portfolio growth. Overall deposit growth during the quarter came almost entirely from interest-bearing accounts. Consumers are opting for higher rate time deposits during this rising interest rate environment. For the same period borrowings (primarily from the FHLB) were down $10.0 million to $19.8 million. Other liabilities decreased by $0.7 million to $2.9 million, largely due to cash payouts on management's Phantom Stock and Stock Appreciation Rights.

Net interest income, accounting for nearly 25% of the Company's revenue, increased $1.1 million or 24.3% for the quarter over the same quarter in 1999. For the quarter ended June 30, 2000, average interest earning assets, increased $115.4 million to $526.6 million from $411.2 million for the 1999 quarter. The yields on these assets were 7.92% and 7.56%, respectively; the increase resulting from an overall rise in general interest rates, following the Federal Reserve Board's rate increases during the last twelve months. For the same periods, average interest bearing liabilities increased $107.0 million to $447.8 million from $340.8. Rates paid on these liabilities were 4.15% and 3.67%, respectively, also reflecting rate increases. This 12 basis point drop in interest spread had a $.1 million negative impact on net interest income for the quarter ended June 30, 2000. The growth in interest earnings assets and interest bearing liabilities had a $1.2 million positive impact on net interest income. In the second quarter of 2000 the Company's net interest margin declined to 4.38% from 4.52% for the same quarter in 1999. This declining trend in net interest margin is expected to continue through 2000 as market interest rate increases will drive up the Company's funding costs faster than its asset yields. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended June 30, 2000 increased $.3 million to $2.1 million over the same quarter in 1999. The increase was reflected in service charges-attributed to increased transaction volume and the number of customer accounts and trust income-attributed to growth in assets under management. Net gain on the sale of mortgage loans and other operating income declined for 2000 as a result of a reduction in mortgage banking operations due to the rising interest rate environment compared to 1999. Considering the increasing interest rate environment, management anticipates lower mortgage banking income in 2000 than in 1999.
Operating expenses increased $0.8 million for the quarter ended June 30, 2000 to $6.3 million versus $5.5 million for the 1999 second quarter. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices.
The Company's quarterly effective tax rate was 19.5% in 2000 versus 31.6% in 1999. The reduction in the tax rate is due to an increase in non-taxable investment income from a larger average portfolio balance ($48.2 million in 2000 versus $39.7 million in 1999)

Six  months  ended  June  30,  2000
-----------------------------------

Assets grew in the first half of 2000 by $51.1 million. Cash and equivalents decreased $1.4 million to $25.5 million, resulting from the Company's reduced holdings following its cash reserve buildup for the century date changeover. Securities increased $6.8 million to $82.7 million to allow for collateralization of municipal deposits. Net loans increased $43.8 million to $438.0 million, and all other assets rose $1.9 million to $27.1 million.

Total deposits at June 30, 2000 were up $53.0 million from December 31, 1999. The newest six offices contributed $22.5 million of the year's deposit growth. In addition, the Company sold $23.8 million of nationally marketed time deposits. For the same period borrowings (primarily from the FHLB) were down $2.5 million. Other liabilities decreased by $0.2 million. The increase in deposits was used to fund loan and investment growth.

Net interest income grew $2.0 million or 22.3% to $11.1 million for first six months of 2000 versus the same period in 1999. For the six months ended June 30, 2000, average interest earning assets, increased $105.3 million to $507.4 million from $402.1 million for the 1999 first half. The yields on these assets were 7.82% and 7.56%, respectively. For the same periods, average interest bearing liabilities increased $97.8 million to $431.5 million from $333.7 million. Rates paid on these liabilities were 4.05% and 3.68%. This 11 basis point drop in interest spread had a $.1 million negative impact on net interest income for the six months ended June 30, 2000. The growth in interest earnings assets and interest bearing liabilities had a $2.1 million positive impact on net interest income. In the first half of 2000 the Company's net interest margin declined to 4.37% from 4.51% for the same half in 1999.

Other income for the six months ended June 30, 2000 increased $0.6 million over the same period in 1999. The increase was reflected in service charges-attributed to increased transaction volume and the number of customer accounts and trust income-attributed to growth in assets under management. Net gain on the sale of mortgage loans and other operating income declined for 2000 as a result of a reduction in mortgage banking operations due to the rising interest rate environment compared to 1999.

Operating expenses increased $1.7 million for the six months ended June 30, 2000 to $12.5 million versus $10.8 million for the 1999 first half. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices.
Over the past several years, the Company's operating efficiency (as measured by the efficiency ratio has declined. For the six months ended June 30, 2000 this ratio was 82.0% compared to peers with a ratio in the 50% to 60% range. In an effort to address the Company's high efficiency ratio and enhance customer value and shareholder value, the Company has contracted with a consultants to assist in improving efficiency and operating practices. This project is expected to last through the remainder of the year. Management anticipates the financial benefits of this project will take hold in 2001.
The Company's effective tax rate was 22.5% in 2000 versus 31.9% in 1999. The reduction in the tax rate is due to an increase in the non-taxable investment income from a larger average portfolio balance ($47.1 million in 2000 versus $39.0 million in 1999)

Liquidity
---------

The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the six months ended June 30, 2000 the Company used $1.3 million in cash and equivalents versus $2.2 million for the same period in 1999. The overall decrease in cash and equivalents in 2000 is related to a reduction in built-up cash reserves associated with the century date change. The Company held excess currency for the benefit of its customers.

Net cash used in operating activities was $1.0 million in 2000. In the first half of 1999 the Company generated $3.1 million from operating activities. Both the largest source and use of operating cash in 2000 and 1999 were mortgage banking activity. However, activity in 2000 was less than half of 1999's, reflective of a slow down in the mortgage banking business.

Cash used by investing activities increased in 2000 to $50.0 million from $36.5 million in 1999. The increase in investing activities came from a combination of investment and loan growth. The Company's fixed asset investing activities continued as future offices are under renovation.

Cash provided by financing activities was $49.6 million in 2000 versus of $31.2 million in 1999. Deposits continue to be the Company's main source of financing, with borrowings contributing a lesser amount.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At June 30, 2000 residential mortgage loans with a carrying value of approximately $43.4 million were pledged as collateral for the Bank's $23.6 million advances and letters of credit from the Federal Home Loan Bank. Approximately $13.4 million was available for additional borrowing. Indirect automobile loans with a carrying value of approximately $101.0 million were pledged as collateral for a $80.8 million line of credit from the Federal Reserve Bank of New York.

Secondarily, the Company has a liquidity source through the sale of its time deposits in the national brokered market. This source is used from time to time to manage both liquidity and interest rate risk as conditions may require. Nationally marketed time deposits stood at $33 million at June 30, 2000 versus $13 million at June 30, 1999.

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

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which is composed of members of senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
There has been no significant change in the Company's interest rate risk profile since December 31, 1999. However, net interest earnings projections reflect a decline when applying the expected rising interest rate environment as of June 30, 2000.

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

As of June 30, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. However, the Bank's asset growth in 2000 is anticipated to exceed its capital formation, which will result in a continuing trend towards declining capital ratios. Management will closely monitor capital levels at the Bank.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the six month periods ended June 30, 2000 and 1999 follow (dollars in thousands):




                                                           June 30,
                                                     ------------------
                                                        2000      1999
                                                     ----------  ------
Balance at beginning of period                       $   4,136   3,283
Provision for loan losses                                  558     496
Loans charged off                                         (420)   (461)
Recoveries on loan previously charged off                  312     273
                                                     ----------  ------
Balance at end of period                             $   4,586   3,591
                                                     ==========  ======

Allowance as a percentage of total period end loans       1.04%   1.04%
                                                     ==========  ======

Allowance as a percentage of non performing loans        111.3%  255.2%
                                                     ==========  ======



The increase in the provision for loan losses from first half of 1999 to the first half of 2000 is related to the growth in the loan portfolio. During the first half of 1999, the loan portfolio increased $32.3 million, while in the first half of 2000, the loan portfolio increased $44.2 million.

At June 30, 2000, the recorded investment in loans that are considered impaired totaled $3.2 million as compared to $1.6 million at December 31, 1999 and $1.2 million at June 30, 2000. The average recorded investment in impaired loans during the six month periods ended June 30, 2000 and 1999 were approximately $2.5 million and $1.7 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans increased over the twelve month period by $2.7 million to $4.1 million at June 30, 2000 as compared to $1.4 million at June 30, 1999. The increase has come primarily from commercial real estate loans and mainly attributable to two relationships. The borrowers' loans are fully secured by real estate. Management expects these loans will be brought to performing status or liquidated by the borrower. Total non-performing loans stand at less than 1% of the total loan portfolio at June 30, 2000 and 1999.

At June 30, 2000, other real estate owned consisted of three commercial real estate parcels, totaling $1.6 million. This compares to four commercial real estate parcels totaling $2.0 million at June 30, 2000. Management continues efforts to liquidate these assets.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                       June 30,
                                                -------------------
                                                   2000      1999
                                                ----------  -------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $       -   $   13
Real estate-commercial                                786       86
Real estate-residential                                 -       43
Consumer                                              116       86
                                                ----------  -------
Total past due 90 days or more and
  accruing                                            902      228
                                                ----------  -------

Loans in non-accrual status
Commercial, financial & agricultural                  935      625
Real estate-commercial                              1,919      180
Real estate-residential                               365      374
                                                ----------  -------
Total non-accrual loans                             3,219    1,179
                                                ----------  -------
Total non-performing loans                          4,121    1,407
                                                ----------  -------

Other real estate owned - commercial                1,638    2,008
                                                ----------  -------

Total non-performing assets                     $   5,759   $3,415
                                                ==========  =======

Non performing loans to total period-end loans       0.93%    0.41%
                                                ==========  =======

Non performing assets to total period-end
  loans and other real estate                        1.28%    0.99%
                                                ==========  =======


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



                August 11, 2000          /s/ George W. Hamlin, IV
                ---------------          ------------------------
                  Date          George W. Hamlin, IV, President


                 August 11, 2000          /s/ Gregory S. MacKay
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