Form 10-Q
period 2000-09-30
CANANDAIGUA NATIONAL CORP
filed 2000-11-13
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2000
                                    --------------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  November  3, 2000
                    -----                     ----------------------------------
             Common  stock,  $50.00  par                  158,497
















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

                               SEPTEMBER 30, 2000

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  September  30,  2000
  and  December  31, 1999.                                                     1

Condensed  consolidated  statements  of  income  for  the  three  and  nine
  month  periods  ended September 30, 2000 and 1999.                           3

Consolidated  statements  of  stockholders'  equity
  for  the  nine month periods ended September 30, 2000 and 1999.              4

Consolidated  statements  of  cash  flows  for  the  nine
  month  periods  ended September 30, 2000 and 1999.                           5

Notes  to  financial  statements
  at  September  30, 2000.                                                     6

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
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                      CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999 (unaudited)
                          (dollars in thousands, except share data)


                                                               September 30,   December 31,
                                                              ---------------  -------------
Assets                                                             2000            1999
------------------------------------------------------------  ---------------  -------------

Cash and due from banks                                       $       28,950         26,801
Interest-bearing deposits with other financial institutions               72             33
Securities:
  - Available for sale, at fair value                                    951            528
  - Held-to-maturity (fair value of $78,176 in 2000 and
      $74,805 in 1999)                                                78,436         75,336
Loans:
  Commercial, financial & agricultural                                66,956         62,491
  Commercial mortgage                                                186,972        141,255
  Residential mortgage                                                79,306         69,862
  Consumer-auto indirect                                             104,822        103,605
  Consumer-other                                                      15,358         18,561
  Other                                                                1,571          2,097
  Loans held for sale                                                  2,115            492
                                                              ---------------  -------------
    Total loans                                                      457,100        398,363
  Less:  Allowance for loan losses                                    (4,784)        (4,136)
                                                              ---------------  -------------
    Loans - net                                                      452,316        394,227
Premises and equipment - net                                          15,653         13,438
Accrued interest receivable                                            3,505          2,682
Federal Home Loan Bank stock and Federal Reserve Bank stock            3,007          3,548
Other assets                                                           7,218          5,542
                                                              ---------------  -------------
        Total Assets                                          $      590,108        522,135
                                                              ===============  =============



                                          (Continued)



                     CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999 (unaudited)
                         (dollars in thousands, except share data)



                                                             September 30,   December 31,
                                                            ---------------  -------------
Liabilities and Stockholders' Equity                             2000            1999
----------------------------------------------------------  ---------------  -------------

Deposits:
  Demand
    Non-interest bearing                                    $       83,372         74,630
    Interest bearing                                                50,606         46,490
  Savings and money market                                         165,942        156,108
  Time deposits                                                    222,750        177,062
                                                            ---------------  -------------
        Total deposits                                             522,670        454,290
Borrowings                                                          20,456         22,218
Accrued interest payable and other liabilities                       3,255          3,150
                                                            ---------------  -------------
        Total Liabilities                                   $      546,381        479,658
                                                            ---------------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 2000 and 1999                           8,110          8,110
  Additional paid-in capital                                         8,508          8,506
  Retained earnings                                                 28,298         27,087
  Treasury stock at cost (3,711 shares in 2000 and
    3,725 in 1999)                                                  (1,343)        (1,348)
  Accumulated other comprehensive income                               154            122
                                                            ---------------  -------------
        Total Stockholders' Equity                                  43,727         42,477
                                                            ---------------  -------------
        Total Liabilities and Stockholders' Equity          $      590,108        522,135
                                                            ===============  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the three and nine month periods ended September 30, 2000 and 1999
                                   (Unaudited)

                  (dollars in thousands, except per share data)

                                             Three months ended     Nine months ended
                                                September  30,        September 30,
                                                2000     1999          2000     1999
                                               -------  ------       -------  -------
Interest income:
  Loans, including fees                        $ 9,911   7,683       $27,553   20,847
  Securities                                     1,048     931         3,198    2,818
  Other                                             26      47            73      205
                                               -------  ------       -------  -------
        Total interest income                   10,985   8,661        30,824   23,870
                                               -------  ------       -------  -------
Interest expense:
  Deposits                                       4,548   3,203        12,491    9,165
  Borrowings                                       356     169         1,159      344
                                               -------  ------       -------  -------
      Total interest expense                     4,904   3,372        13,650    9,509
                                               -------  ------       -------  -------
      Net interest income                        6,081   5,289        17,174   14,361
Provision for loan losses                          270     330           828      826
                                               -------  ------       -------  -------
      Net interest income after provision for
        loan losses                              5,811   4,959        16,346   13,535
                                               -------  ------       -------  -------

Other income:
  Service charges on deposit accounts              892     668         2,406    1,770
  Trust income                                     806     588         2,428    1,936
  Net gain on sale of mortgage loans                 8       4            11       80
  Other operating income                           598     325         1,580    1,366
                                               -------  ------       -------  -------
      Total other income                         2,304   1,585         6,425    5,152
                                               -------  ------       -------  -------

Operating expenses:
  Salaries and employee benefits                 3,621   3,473        10,698    9,612
  Occupancy                                      1,229     969         3,446    2,740
  Marketing and public relations                   162     386           673      930
  Office supplies, printing and postage            223     231           733      719
  FDIC insurance                                    12      11            57       32
  Other operating expenses                       1,107     583         3,229    2,404
                                               -------  ------       -------  -------
      Total operating expenses                   6,354   5,653        18,836   16,437
                                               -------  ------       -------  -------

      Income before income taxes                 1,761     891         3,935    2,250
Income taxes                                       347     287           837      721
                                               -------  ------       -------  -------
      Net income                               $ 1,414  $  604       $ 3,098  $ 1,529
                                               =======  ======       =======  =======

Basic earnings per share                       $  8.92  $ 3.80       $ 19.55  $  9.60
                                               =======  ======       =======  =======
Diluted earnings per share                     $  8.87  $ 3.79       $ 19.43  $  9.58
                                               =======  ======       =======  =======

See  notes  to  financial  statements.



                         CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the nine month periods ended September 30, 2000 and 1999 (Unaudited)

                           (dollars in thousands, except per share data)


                               Accumulated
                                Additional    Other
                                  Common     Paid in  Retained   Treasury   Comprehensive
                                  Stock      Capital  Earnings     Stock        Income       Total
                               ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 2000     $      8,110    8,506    27,087     (1,348)            122   42,477
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $22                  -        -         -          -              32       32
    Net income                            -        -     3,098          -               -    3,098
                                                                                            -------
  Total comprehensive
   income                             3,130
                               ------------
  Cash dividend - $11.90
   per share                              -        -    (1,887)         -               -   (1,887)
  Sale of 14 shares
   of treasury stock                      -        2         -          5               -        7
                               ------------  -------  ---------  ---------  --------------  -------
Balance at September 30, 2000         8,110    8,508    28,298     (1,343)            154   43,727
                               ============  =======  =========  =========  ==============  =======


Balance at January 1, 1999     $      8,110    8,489    26,569       (835)            145   42,478
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $1                   -        -         -          -              (3)      (3)
    Net income                            -        -     1,529          -               -    1,529
                                                                                            -------
  Total comprehensive
   income                             1,526
                               ------------
  Cash dividend - $11.50
   per share                              -        -    (1,833)         -               -   (1,833)
  Purchase of 1,368 shares
   of treasury stock                      -        -         -       (545)              -     (545)
  Sale of 16 shares
   of treasury stock                      -        -         -          5               -        5
                               ------------  -------  ---------  ---------  --------------  -------
Balance at September 30, 1999         8,110    8,489    26,265     (1,375)            142   41,631
                               ============  =======  =========  =========  ==============  =======




See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the nine month periods ended September 30, 2000 and 1999 (Unaudited)

                             (dollars in thousands)



                                                      2000       1999
                                                    ---------  --------
Cash flow from operating activities:
  Net income                                        $  3,098     1,529
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation, amortization and accretion           1,536     1,513
    Provision for loan losses                            828       826
    Deferred income taxes                               (305)     (332)
    Originations of loans held for sale              (45,700)  (91,230)
    Proceeds from sale of loans held for sale         44,076    92,686
    Increase in accrued interest receivable
      and other assets                                (2,389)     (777)
    Increase in accrued interest payable and
     other liabilities                                   105     2,007
                                                    ---------  --------
      Net cash provided by operating activities        1,249     6,222
                                                    ---------  --------

Cash flow from investing activities:
  Sale of FHLB and FRB stock - net                       558         -
  Securities held to maturity:
    Proceeds from maturities and calls                48,304    28,100
    Purchases                                        (51,488)  (28,691)
  Loans originated - net                             (57,293)  (58,865)
  Fixed asset purchases - net                         (3,925)   (3,234)
  Investment in minority owned entity                      -      (158)
  Proceeds from sale of other real estate                 45       437
                                                    ---------  --------
      Net cash used in investing activities          (63,799)  (62,411)
                                                    ---------  --------

Cash flow from financing activities:
  Net increase in demand, savings and money
    market deposits                                   22,692    49,440
  Net increase in time deposits                       45,688    10,923
  Proceeds from borrowings                             8,270       400
  Principal repayments on borrowings                 (10,032)   (1,517)
  Proceeds from sale of treasury stock                     7         5
  Purchase of treasury stock                               -      (545)
  Dividends paid                                      (1,887)   (1,833)
                                                    ---------  --------
      Net cash provided by financing activities       64,738    56,873
                                                    ---------  --------

      Net increase in cash & cash equivalents          2,188       684
  Cash & cash equivalents - beginning of period       26,834    24,206
                                                    ---------  --------
  Cash & cash equivalents - end of period           $ 29,022    24,890
                                                    =========  ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                        $ 13,320     9,455
                                                    =========  ========
    Income taxes                                    $  1,175       126
                                                    =========  ========
Supplemental disclosure of non-cash investing
 activity:
  Additions to other real estate acquired through
   foreclosure, net of loans to facilitate sales    $     --       536
                                                    =========  ========

See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three and nine month periods ended September 30, 2000 and 1999 follow (dollars in thousands, except share data):






For the three months ended September 30,          2000     1999
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,414      604
  Weighted average common shares outstanding     158,497  158,941
                                                --------  -------
      Basic earnings per share:                 $   8.92     3.80
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,414      604
  Weighted average common shares outstanding     158,497  158,941
  Effect of assumed exercise of stock options        961      582
                                                --------  -------
    Total                                        159,458  159,523
                                                --------  -------
      Diluted earnings per share:               $   8.87     3.79
                                                ========  =======






For the nine months ended September 30,           2000     1999
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  3,098    1,529
  Weighted average common shares outstanding     158,492  159,246
                                                --------  -------
      Basic earnings per share:                 $  19.55     9.60
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  3,098    1,529
  Weighted average common shares outstanding     158,492  159,246
  Effect of assumed exercise of stock options        993      363
                                                --------  -------
    Total                                        159,485  159,609
                                                --------  -------
      Diluted earnings per share:               $  19.43     9.58
                                                ========  =======




(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 16,000 shares of common stock. Effective January 1, 2000, 1,486 non-qualified options were granted to management under the Company's incentive compensation plan for 1999's performance. The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exerciseable at varying times up to sixteen years. The options are fully vested and generally expire at the holder's retirement.

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





For the nine months ended September 30,   2000    1999
                                         ------  ------
Net income:
  As reported                            $3,098  $1,529
  Pro forma                               2,966   1,294

Earnings per share:
  As reported:
    Basic                                $19.55  $ 9.60
    Diluted                               19.43    9.58
  Pro forma:
    Basic                                $18.71  $ 8.13
    Diluted                               18.60    8.11



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



(5)  Accounting  Pronouncement
     -------------------------

FASB Statement No. 133, as amended, entitled "Accounting for Derivative Instruments and Hedging Activities" is effective for the Company for fiscal
quarters  beginning  January  1,  2001.   Statement  No.  133  establishes
comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument depends on the intended use of the derivative and the type of risk being hedged. The Company holds no free-standing derivative instruments at quarter end nor does it anticipate holding any at year-end. Management does not anticipate that adoption of the new standard will have a material effect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

September  30,  2000

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

Comparing the nine month period ended September 30, 2000 with the same period in 1999, the Company showed a 20.8% increase in assets, 19.6% increase in deposits, 20.9% increase in operating revenue (net interest income before provision plus other income), and a 102.6% increase in net income. Trust assets under administration grew during this same period by 29.9%.

As reported in the second quarter by June 30, 2000 the Company had reached its year-end targets for earning asset portfolios and total assets. As a result, the Company focused much of the third quarter activities on enhancing existing customer relationships through sales of deposit-based and fee income products. Annualized asset growth in the third quarter was 12.8% versus 22.4% in the first half of the year.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Three  months  ended  September  30,  2000
------------------------------------------

Assets grew in the third quarter, continuing the trend set in 1999, albeit at a slower pace. As of September 30, 2000, total assets of the Company were $590.1 million, up from $573.3 million at June 30, 2000. Cash and equivalents increased $4.5 million to $29.0 million, due to increased cash reserve requirements associated with deposit growth and customer deposits made on the last day of the quarter. Municipalities continued their reduction of deposits for seasonal cash flow needs, resulting in a corresponding reduction in the Company's security portfolio used to collateralize these deposits. Securities decreased $3.3 million to $79.4 million. Net loans increased $14.3 million to $452.3 million, and all other assets rose $2.3 million to $29.4 million, reflective of earning asset and branch network growth.

Total deposits at September 30, 2000 were $522.7 million and were up $15.3 million from June 30, 2000. The newest nine offices contributed $3.9 million of the quarter's deposit growth. In addition, the Company sold $1.2 million of nationally marketed time deposits. The growth in deposits was used to fund the quarter's loan portfolio growth. Approximately half of the deposit growth during the quarter came in non-interest bearing accounts with the rest coming from interest-bearing accounts. For the same period borrowings (primarily from the FHLB) were up $0.7 million to $20.5 million. Other liabilities increased by $0.4 million to $3.3 million, largely due to income tax and compensation-related accruals.
Net interest income increased $0.8 million or 15.0% for the quarter over the same quarter in 1999. For the quarter ended September 30, 2000, average interest earning assets, increased $97.7 million to $533.2 million from $435.5 million for the 1999 quarter. The yields on these assets were 8.24% and 7.96%, respectively; the increase resulting from an overall rise in general interest rates, following the Federal Reserve Board's rate increases during the last fifteen months. For the same periods, average interest bearing liabilities increased $88.0 million to $449.8 million from $361.8 million. Rates paid on these liabilities were 4.36% and 3.73%, respectively, also reflecting rate increases. This 35 basis point drop in interest spread had a $.2 million negative impact on net interest income for the quarter ended September 30, 2000. The growth in interest earnings assets and interest bearing liabilities had a $1.0 million positive impact on net interest income. In the third quarter of 2000 the Company's net interest margin declined to 4.56% from 4.86% for the same quarter in 1999. This declining trend in net interest margin is expected to continue through 2000 as recent market interest rate increases will drive up the Company's funding costs faster than its asset yields. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended September 30, 2000 increased $.7 million to $2.3 million over the same quarter in 1999. The increase was reflected in service charges-attributed to increased transaction volume and the number of customer accounts and trust income-attributed to growth in assets under management. Net gain on the sale of mortgage loans increased slightly. Other operating income increased for 2000 as a result of growth in miscellaneous services and fees, offset by a reduction in mortgage banking operating income due to the rising interest rate environment compared to 1999. Considering the increasing interest rate environment, management anticipates lower mortgage banking operating income for the whole of 2000 as compared to 1999. Operating expenses increased $0.7 million for the quarter ended September 30, 2000 to $6.4 million versus $5.7 million for the 1999 second quarter. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices. Included in operating expenses for the third quarter of 2000 was $0.1 million in severance costs related to the Company's efficiency improvement program (discussed below.)
The Company's quarterly effective tax rate was 19.7% in 2000 versus 32.2% in 1999. The reduction in the tax rate is due to an increase in non-taxable investment income from a larger average portfolio balance ($46.1 million in 2000 versus $41.3 million in 1999)
Nine  months  ended  September  30,  2000
-----------------------------------------

Assets grew in the first three quarters of 2000 by $68.0 million. Cash and equivalents increased $2.2 million to $29.0 million, due to increased cash reserve requirements associated with deposit growth and customer deposits made on the last day of the quarter. Securities increased $3.5 million to $79.4 million to allow for collateralization of municipal deposits. Net loans increased $58.1 million to $452.3 million, and all other assets rose $4.2 million to $29.4 million.

Total deposits at September 30, 2000 were up $68.4 million from December 31, 1999. The newest nine offices contributed $26.4 million of the year's deposit growth. In addition, the Company sold $25.0 million of nationally marketed time deposits. For the same period borrowings (primarily from the FHLB) were down $1.8 million. Other liabilities increased by $0.1 million. The increase in deposits was used to fund loan and investment growth.

Net interest income grew $2.8 million or 19.6% to $17.2 million for first nine months of 2000 versus the same period in 1999. For the nine months ended September 30, 2000, average interest earning assets, increased $102.8 million to $516.0 million from $413.2 million for the 1999 first half. The yields on these assets were 7.96% and 7.70%, respectively. For the same periods, average interest bearing liabilities increased $94.5 million to $437.6 million from $343.1 million. Rates paid on these liabilities were 4.16% and 3.70%. This 20 basis point drop in interest spread had a $.3 million negative impact on net interest income for the nine months ended September 30, 2000. The growth in interest earnings assets and interest bearing liabilities had a $3.1 million positive impact on net interest income. In the first nine months of 2000 the Company's net interest margin declined to 4.44% from 4.63% for the same nine months in 1999.

Other income for the nine months ended September 30, 2000 increased $1.3 million over the same period in 1999. The increase was reflected in service charges-attributed to increased transaction volume and the number of customer accounts and trust income-attributed to growth in assets under management. Net gain on the sale of mortgage loans declined for 2000 as a result of a reduction in loan sales to the secondary market. Other operating income increased for 2000 increased as a result of growth in miscellaneous services and fees, offset by a reduction in mortgage banking operating income due to the rising interest rate environment compared to 1999.
Operating expenses increased $2.4 million for the nine months ended September 30, 2000 to $18.8 million versus $16.4 million for the first three quarter of 1999. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices.
Over the past several years, the Company's operating efficiency (as measured by the efficiency ratio has worsened. For the nine months ended September 30, 2000 this ratio was 82.7% compared to peers with a ratio in the 50% to 60% range. In an effort to address the Company's high efficiency ratio and enhance customer value and shareholder value, the Company has contracted with a consultant to assist in improving efficiency and operating practices. This project is expected to last through the remainder of the year. Management anticipates the financial benefits of this project will begin to take hold in 2001. As noted above, the Company incurred employee severance expenses in the third quarter. Management believes additional severance and other one-time expenses related to this project will be incurred in the fourth quarter. However, the amount cannot be reasonably estimated at this time.
The Company's effective tax rate was 21.3% in 2000 versus 32.0% in 1999. The reduction in the tax rate is due to an increase in the non-taxable investment income from a larger average portfolio balance ($46.8 million in 2000 versus $39.8 million in 1999)

Liquidity
---------

The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the nine months ended September 30, 2000 the Company generated $2.2 million in cash and equivalents versus generating $0.7 million for the same period in 1999. The overall increase in cash and equivalents in 2000 is related to increases in customer deposits and related reserves.

Net cash provided by operating activities was $1.2 million in 2000. In the first three quarters of 1999 the Company generated $6.2 million from operating activities. Both the largest source and use of operating cash in 2000 and 1999 were from mortgage banking activity. However, activity in 2000 was half of 1999's, reflective of a slow down in the mortgage banking business.

Cash used by investing activities increased in 2000 to $63.8 million from $62.4 million in 1999. The increase in investing activities came from a combination of investment and fixed assets growth. The Company's fixed asset investing activities continued as future offices are under renovation. Loan growth was relatively consistent with 1999.

Cash provided by financing activities was $64.7 million in 2000 versus of $56.9 million in 1999. Deposits continue to be the Company's main source of financing, with borrowings contributing a lesser amount.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At September 30, 2000 residential mortgage loans with a carrying value of approximately $39.2 million were pledged as collateral for the Bank's $24.3 million advances and letters of credit from the Federal Home Loan Bank. Approximately $10.7 million was available for additional borrowing. Indirect automobile loans with a carrying value of approximately $97.1 million were pledged as collateral for a $77.7 million line of credit from the Federal Reserve Bank of New York.

Secondarily, the Company has a liquidity source through the sale of its time deposits in the national brokered market. This source is used from time to time to manage both liquidity and interest rate risk as conditions may require. Nationally marketed time deposits stood at $35.0 million at September 30, 2000 versus $9.8 million at September 30, 1999.

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

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which is composed of members of senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
There has been no significant change in the Company's interest rate risk profile since December 31, 1999. However, net interest earnings projections reflect a decline when applying the expected rising interest rate environment as of September 30, 2000.

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


As of September 30, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. However, the Bank's asset growth in 2000 is anticipated to exceed its capital formation, which will result in a continuing trend towards declining capital ratios. Management will closely monitor capital levels at the Bank.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2000 and 1999 follow (dollars in thousands):




                                                        September 30,
                                                     -----------------
                                                        2000     1999
                                                     ---------  ------
Balance at beginning of period                       $  4,136   3,283
Provision for loan losses                                 828     826
Loans charged off                                        (596)   (693)
Recoveries on loans previously charged off                416     395
                                                     ---------  ------
Balance at end of period                             $  4,784   3,811
                                                     =========  ======

Allowance as a percentage of total period end loans      1.05%   1.03%
                                                     =========  ======

Allowance as a percentage of non performing loans       128.6%  329.7%
                                                     =========  ======



There was no significant change in the provision for loan losses for the first nine months of 2000 or 1999. Each period's provision amounts are reflective of the growth in the loan portfolio.

At September 30, 2000, the recorded investment in loans that are considered impaired totaled $3.1 million as compared to $1.6 million at December 31, 1999 and $1.2 million at September 30, 1999. The average recorded investment in impaired loans during the nine month periods ended September 30, 2000 and 1999 was approximately $2.7 million and $1.6 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans increased over the twelve month period by $2.5 million to $3.7 million at September 30, 2000 as compared to $1.2 million at September 30, 1999. The increase has come primarily from commercial real estate loans and mainly attributable to two relationships. The borrowers' loans are secured by real estate. Management expects these loans will be brought to performing status or liquidated by the borrower. Total non-performing loans stand at less than 1% of the total loan portfolio at September 30, 2000 and 1999.

At September 30, 2000, other real estate owned consisted of three commercial real estate parcels, totaling $1.6 million. This compares to three commercial real estate parcels totaling $1.7 million at September 30, 1999. Management continues efforts to liquidate these assets.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                  September 30,
                                                ------------------
                                                   2000      1999
                                                ---------  -------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $    266   $   13
Real estate-commercial                                40       19
Real estate-residential                              114        -
Consumer                                             176       71
                                                ---------  -------
Total past due 90 days or more and
  accruing                                           596       90
                                                ---------  -------

Loans in non-accrual status
Commercial, financial & agricultural                 963      623
Real estate-commercial                             1,897      180
Real estate-residential                              262      263
                                                ---------  -------
Total non-accrual loans                            3,122    1,066
                                                ---------  -------
Total non-performing loans                         3,718    1,156
                                                ---------  -------

Other real estate owned - commercial               1,606    1,742
                                                ---------  -------

Total non-performing assets                     $  5,324   $2,898
                                                =========  =======

Non performing loans to total period-end loans      0.81%    0.31%
                                                =========  =======

Non performing assets to total period-end
  loans and other real estate                       1.16%    0.78%
                                                =========  =======


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



               November 10, 2000          /s/ George W. Hamlin, IV
               -----------------          ------------------------
                  Date          George W. Hamlin, IV, President


                November 10, 2000          /s/ Gregory S. MacKay
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