Form 10-K
period 2000-12-31
CANANDAIGUA NATIONAL CORP
filed 2001-03-29
CIK 759458

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549
                                     FORM  10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For  the  fiscal  year  ended  December  31,  2000

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2001.

     Common Stock, $50.00 par value - described on page 8 of 2000 Annual Report and Common Stock Data disclosed on page 32 of the Annual Report are incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2001. 158,732 shares, common stock, $50.00 par value

     The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange.

     Due to the limited number of transactions, the weighted average sales price disclosed on page 32 of the Annual Report may not be indicative of the actual market value of the Company's stock.

                        Documents  Incorporated  by  Reference
                      ---------------------------------------------------

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Parts I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders held on March 14, 2001 are incorporated by reference into Part III.


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



     CANANDAIGUA  NATIONAL  CORPORATION
     FORM  10-K
     INDEX


Page No.
PART I.

Item 1.  Business                                                      4

Item 2.  Properties                                                   18

Item 3.  Legal Proceedings                                            20

Item 4.  Submission of Matters to a Vote of
             Security Holders                                         20

PART II.
Item 5.  Market for the Registrant's Common Stock
              and Related Security Holder Matters                     20

Item 6.  Selected Financial Data                                      20

Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk   24

Item 8.  Financial Statements and Supplementary Data                  30

Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                    30

PART III.
Item 10. Directors and Executive Officers of
          the Registrant                                              30

Item 11. Executive Compensation                                       31

Item 12. Security Ownership of Certain
              Beneficial Owners and Management                        31

Item 13. Certain Relationships and Related Transactions               32

PART IV.
Item 14. Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                           33

Signatures                                                            34


PART  I

Item  1.  Business

Canandaigua  National  Corporation

     The Canandaigua National Corporation, referred to as "Company", is a one-bank holding company which builds lasting customer relationships by providing comprehensive financial solutions to individuals, be they building families or businesses. It was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The formation of the bank holding company was consummated on May 31, 1985, through the exchange of 80,000 shares of Canandaigua National Corporation $50 par value common stock for all of the outstanding shares of The Canandaigua National Bank and Trust Company. The one-bank holding company serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Company acquired 100% of HomeTown Funding, Inc.
(HTF) during 1997. HTF, operating as the Company's mortgage department, offers a full line of mortgage products. HTF is engaged in underwriting and funding mortgages in western New York State. HTF resells residential mortgages to the Bank and unaffiliated entities, which service the loans. On January 1, 1999, the Company merged the mortgage banking operations of HTF and Greater Funding of New York, Inc (GFNYI), a mortgage banking company acquired in 1996. The Bank will remain the principal source of the Company's operating revenue and net income.

The  Canandaigua  National  Bank  and  Trust  Company

     The Canandaigua National Bank and Trust Company ("Bank") was incorporated under the laws of The United States of America as a national bank in 1887. Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York, and several locations in Ontario County and Monroe County, New York.

     As of December 31, 2000, Bank had total assets of $593.8 million; total capital of $41.4 million; and total deposits of $535.5 million. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their life style (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of eighteen community banking offices, which include drive-up facilities and automatic teller machines, its customer call center, the internet and other remote cash-dispensing machines. The locations and staffing of the Bank's full-service offices are described in more detail in Item 2 and on page 34 of the Annual Report.

     The Bank's deposit services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market deposits, fixed-rate certificates of deposit and club accounts. The Bank also provides its retail customers safe-keeping services through the renting of safe deposit facilities.

     The Bank's lending services include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, and making construction and mortgage loans. Other services include making residential mortgage loans, revolving credit loans with overdraft checking protection, small business loans, and student loans. The Bank's business loans include seasonal, credit, collateral, and term loans.

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

     Since the formation of its insurance subsidiary in 1995 and upon its successful lawsuit against the New York State Superintendent of Insurance, the Bank has been offering a full line of auto, home and life insurance products to its customers through its wholly owned subsidiary CNB Insurance Agency.

      The Bank also acts as advisor to the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. Shares of these funds may lose value.]

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

Territory  Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State. Customers generally initiate their relationship with the Bank from this area. However, the Bank conducts business through the internet and by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid 1990's, the Bank expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), and the City of Rochester (2000). In 2001 the Company will relocate the Honeoye Falls office to a permanent site and plans to open an office in Brighton.

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

     The Company is generally competitive with all financial institutions in its service areas with respect to interest rates paid on time and savings deposits and interest rates charged on loans and service charges on deposit accounts.

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the FDIC as of June 30, 2000, the Company's share of deposits for all banks was 39% in Ontario County compared to 36% in 1999. In Monroe County the Bank's share increased to 1.1% ($113.1 million) in 2000 from .6% ($54.2 million) in 1999.

Employees

     At December 31, 2000, the Company had 323 employees of whom 71 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

The Gramm-Leach-Bliley Act (the Act) of 1999 represents the most sweeping reform of financial services regulation in over sixty years. The Act permits the creation of new financial products under a strong regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliation among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards.

     The Act preserves the role of the Federal Reserve Board as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to utilize the strengths of the various federal and state regulators. It also sets up a mechanism for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both holding companies and national bank financial subsidiaries. The Act provides for functional regulation of bank securities activities. The Act repeals Bank's blanket exemption from the definition of a "broker" and replaces it with a set of limited exemptions that allow the continuation of some traditional activities performed by banks (trust-related activities). The Act amends the Exchange Act to include banks within the general definition of dealer. The bank exclusion from the definition of investment adviser is also eliminated.

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

     In addition, the Company reports to the Securities and Exchange Commission under the laws governing corporations with registered securities.

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

Consolidated  Financial  and  Statistical  Data

     A review of the business activities of the Company and Bank is presented in the following pages.

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



           Average Balance Sheets and Analysis of Net Interest Margin
                 For the Years December 31, 2000, 1999 and 1998
                             (Dollars in thousands)


             2000                       Average               Average
                                        Balance    Interest     Rate
                                      ----------  ---------  ---------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      107  $       5      4.67 %
  Federal funds sold                       1,201         71      5.91
  Securities (1):
    Taxable                               40,095      2,355      5.87
    Tax-exempt                            46,018      1,998      4.34
  Loans, net (2)                         431,768     37,647      8.72
                                      ----------  ---------  --------
      Total interest earning assets      519,189     42,076      8.10
                                                  ---------  ========
Non-interest earning assets               50,052
                                      ----------
      Total assets                    $  569,241
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  217,052      5,449      2.51 %
  Certificates of deposit                205,140     11,985      5.84
  Borrowings                              21,760      1,367      6.28
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      443,952     18,801      4.23
                                                  ---------  ========
Non-interest bearing liabilities          82,618
Stockholders' equity                      42,671
                                      ----------
      Total liabilities and
        stockholders' equity          $  569,241
                                      ==========

Interest rate spread                        3.87 %
                                      ==========
Net interest margin                   $   23,275       4.48 %
                                      ==========  =========

(1) Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
(2) Average balance includes non-accrual loans. Interest includes fees of $ 395,000.


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



               1999                     Average               Average
                                        Balance    Interest     Rate
                                      ----------  ---------  ---------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      182  $       6      3.30 %
  Federal funds sold                       4,700        226      4.81
  Securities (1):
    Taxable                               36,647      2,015      5.50
    Tax-exempt                            40,853      1,741      4.26
  Loans, net (2)                         339,351     28,865      8.51
                                      ----------  ---------  --------
      Total interest earning assets      421,733     32,853      7.79
                                                  ---------  ========
Non-interest earning assets               47,893
                                      ----------
      Total assets                    $  469,626
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  188,333      4,676      2.48 %
  Certificates of deposit                156,618      8,049      5.14
  Borrowings                               9,917        527      5.31
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      354,868     13,252      3.73
                                                  ---------  ========
Non-interest bearing liabilities          73,225
Stockholders' equity                      41,533
                                      ----------
      Total liabilities and
        stockholders' equity          $  469,626
                                      ==========

Interest rate spread                     4.06  %
                                      ==========
Net interest margin                   $   19,601     4.65 %
                                      ==========  =========

(1) Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
(2) Average balance includes non-accrual loans. Interest includes fees of $ 463,000.


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



              1998                      Average               Average
                                        Balance    Interest     Rate
                                       ---------  ---------  --------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      368  $      19      5.16 %
  Federal funds sold                         630         33      5.24
  Securities (1):
    Taxable                               41,131      2,400      5.84
    Tax-exempt                            34,511      1,567      4.54
  Loans, net (2)                         303,940     26,834      8.83
                                      ----------  ---------  --------
      Total interest earning assets      380,580     30,853      8.11 %
                                                  ---------  ========
Non-interest earning assets               36,421
                                      ----------
      Total assets                    $  417,001
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  152,018      3,675      2.42 %
  Certificates of deposit                128,942      7,071      5.48
  Borrowings                              29,926      1,687      5.64
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      310,886     12,433      4.00 %
                                                  ---------  ========
Non-interest bearing liabilities          65,758
Stockholders' equity                      40,357
                                      ----------
      Total liabilities and
        stockholders' equity          $  417,001
                                      ==========

Interest rate spread                     4.11  %
                                      ==========
Net interest margin                   $   18,420     4.84 %
                                      ==========  =========


 (1) Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.
 (2) Average balance includes non-accrual loans. Interest includes fees of $ 227,000.





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

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



                              Rate/Volume Analysis
                    For the Years December 31, 2000 and 1999
                             (Dollars in thousands)

2000  vs.  1999
                                Increase/(decrease)  due
                                     to  change  in
                                   Volume         Rate          Total
                                  --------       -------       -------
Assets
  Interest bearing deposits with
    others                        $    (3)       $    2        $   (1)
  Federal funds sold                 (198)           43          (155)
  Securities                          430           167           597
  Loans, net                        8,041           741         8,782
                                  --------       -------       -------
      Total                         8,270           953         9,223
                                  ========       =======       =======

Liabilities
  Savings, interest checking and
    money market                      720            53           773
  Certificates of deposit           2,730         1,206         3,936
  Borrowings                          729           111           840
                                  --------       -------       -------
      Total                         4,179         1,370         5,549
                                  ========       =======       =======

Net change                        $ 4,091        $ (417)       $3,674
                                  ========       =======       =======







1999  vs.  1998
                                  Increase/(decrease) due
                                      to  change  in
                                   Volume          Rate          Total
                                  --------       --------       --------
Assets
  Interest bearing deposits with
    others                        $    (8)       $    (5)       $   (13)
  Federal funds sold                  196             (3)           193
  Securities                           96           (307)          (211)
  Loans, net                        3,039         (1,008)         2,031
                                  --------       --------       --------
      Total                         3,323         (1,323)         2,000
                                  ========       ========       ========

Liabilities
  Savings, interest checking and
    money market                      899            102          1,001
  Certificates of deposit           1,444           (466)           978
  Borrowings                       (1,068)           (92)        (1,160)
                                  --------       --------       --------
      Total                         1,275           (456)           819
                                  ========       ========       ========

Net change                        $ 2,048        $  (867)       $ 1,181
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

                                   Securities
                     As of December 31, 2000, 1999 and 1998
                             (Dollars in thousands)



                                      2000     1999     1998
                                     -------  -------  -------
US Treasury and other U.S.
  government agencies' obligations   $36,949  $26,865  $29,936
Obligations of states and political
  subdivisions                        42,062   46,061   39,253
Other securities                       5,734    6,486    7,275
                                     -------  -------  -------
      Total                          $84,745  $79,412  $76,464
                                     =======  =======  =======




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


                   Maturities and Weighted Average Yields of Securities
                                  As of December 31, 2000
                                  (Dollars in thousands)



-                          -         -       After           After     -
                                               One            Five
                          One              through         through           After
                        Year or               Five             Ten             Ten
                          Less               Years           Years           Years
                         Amount    Yield    Amount   Yield  Amount   Yield  Amount   Yield
                        --------  -------  --------  -----  -------  -----  -------  -----
US Treasury and other
  US Government agen-
  cies' obligations     $ 25,452     5.17  $ 10,995   6.51  $   502   7.48  $    --     --
Obligations of states
  and political
  subdivisions(1)          8,862     4.41    26,150   4.43    6,862   4.74      188   5.52
Other securities             497     6.39       796   4.91       --     --    4,441   4.77
                        --------  -------  --------  -----  -------  -----  -------  -----
      Total             $ 34,811     4.99  $ 37,941   5.04  $ 7,364   4.93  $ 4,629   4.80
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

A.  Types  of  Loans


                            Composition of Loan Portfolio
                                 As of December 31,
                               (Dollars in thousands)



                                   2000       1999       1998       1997      1996
                                 ---------  ---------  ---------  --------  --------
Commercial, financial and
  agricultural                   $ 65,324   $ 62,491   $ 43,260    37,610    27,503
Commercial mortgage               195,153    141,255     83,771    74,228    62,513
Residential mortgage               81,475     69,862     76,130    94,593   101,349
Consumer
     Auto - indirect              104,559    103,605     84,370    73,211    45,747
     Other                          9,401     18,561     17,753    15,245     9,925
Other                               4,059      2,589      6,485    14,257    11,437
                                 ---------  ---------  ---------  --------  --------
                                  459,974    398,363    311,769   309,144   258,474
Less: Allowance for loan losses    (4,712)    (4,136)    (3,283)   (3,153)   (2,675)
                                 ---------  ---------  ---------  --------  --------
Loans, net                       $455,259   $394,227   $308,486   305,991   255,799
                                 =========  =========  =========  ========  ========



B.  Maturities  and  Sensitivities  of  Loans  to  Changes  in  Interest  Rates


     The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage, consumer and other loans.

                        Maturity and Sensitivity of Loans
                             As of December 31, 2000
                             (Dollars in thousands)


                                                  After
                                                    One
                                           One  through   After
                                       Year or     Five    Five
                                          Less    Years   Years   Total
                                      --------  -------  ------  ------
Commercial, financial and
  agricultural                        $ 33,207   20,591  11,526  65,324

Loans maturing after one year:
  With a predetermined interest rate             16,902   7,688
  With a floating or adjustable rate              3,689   3,838



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

     The Company extends lines of credit under which a customer may borrow for various purposes. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of management, at December 31, 2000, there are no material commitments to extend credit which represent unusual risks.

C.  Risk  Elements

(1)  Non-accrual,  Past  Due  and  Restructured  Loans


     The  following  table  summarizes  the  Company's  non-performing assets as of
December  31  for  each  of  the  last  five  years.
                               Non-Performing Assets
                               (Dollars in thousands)


                                      2000      1999      1998     1997      1996
                                    --------  --------  --------  -------  --------
Loans past due 90 days or more and
  accruing:
  Commercial, financial and
    agricultural                    $    22   $    --   $    14   $  347   $     -
  Real estate-commercial                 --        11       102      610        --
  Real estate-residential                17        13       157      508        48
  Consumer                              166        91       108      501        28
                                    --------  --------  --------  -------  --------
    Total past due 90 days or more
      and accruing                      205       115       381    1,966        76
                                    --------  --------  --------  -------  --------

Loans in non-accrual status:
  Commercial, financial and
    agricultural                        437       509     1,498    1,210     2,285
  Real estate-commercial              1,890       980       225    1,327     7,565
  Real estate-residential               371       151       390      586     1,364
  Consumer                              471        --        --       53        75
                                    --------  --------  --------  -------  --------
    Total non-accrual loans           3,169     1,640     2,113    3,176    11,289
                                    --------  --------  --------  -------  --------

    Total non-performing loans        3,374     1,755     2,494    5,142    11,365
                                    --------  --------  --------  -------  --------

Other real estate owned:
  Commercial                          1,466     1,651     1,642    2,494     1,012
  Residential                            --        --        --       18       129
                                    --------  --------  --------  -------  --------
    Total other real estate owned     1,466     1,651     1,642    2,512     1,141
                                    --------  --------  --------  -------  --------

    Total non-performing assets     $ 4,840   $ 3,406   $ 4,136   $7,654   $12,506
                                    ========  ========  ========  =======  ========

Non-performing loans to total
  period-end loans                     0.73%     0.44%     0.80%    1.66%     4.40%
                                    ========  ========  ========  =======  ========

Non-performing assets to total
  period-end loans and other real
  estate                               1.05%      .85%     1.33%    2.48%     4.84%
                                    ========  ========  ========  =======  ========

Allowance to non-performing loans    139.66%   235.67%   131.64%   61.32%    23.54%
                                    ========  ========  ========  =======  ========

Restructured loans                  $    --   $    --   $    --   $   --   $    --
                                    ========  ========  ========  =======  ========


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

     The accrual of interest on commercial and real estate loans is discontinued and previously accrued interest is reversed when the loans become 90 days delinquent or when, in management's judgment, the collection of principal and interest is uncertain. Recognition of interest income on non-accrual loans does not resume until management considers outstanding principal and interest collectible. Consumer loans are generally charged off upon becoming 120 days past due.

     The Company earned interest on a cash basis of $55,000 in 2000, $77,000 in 1999, and $281,000 in 1998 on non-accrual loans. Additional interest income of $245,000, $138,000, and $239,000 would have been recognized during 2000, 1999, and 1998, respectively, if the loans reported above as non-accrual had been current in accordance with the original terms.

(2)  Potential  Problem  Loans

     Management is unaware of any potential problem loans at December 31, 2000, which are not already disclosed in the table above.


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

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)


The following table summarizes the changes in the allowance for loan losses for each of the last five years.

                         Summary of Loan Loss Allowance
                              (Dollars in thousands)


                                   2000     1999      1998     1997      1996
                                  -------  -------  --------  -------  --------
Balance at beginning of year      $4,136   $3,283   $ 3,153   $2,675   $ 2,258

Provision charged to operations    1,028    1,239       641      851     1,490
Charge-offs:
  Commercial, financial and
    agricultural                    (165)      (3)     (274)    (257)   (1,356)
  Real estate-commercial              --       --        --       --       (44)
  Real estate-residential             --      (29)      (19)     (40)      (16)
  Consumer                          (792)    (843)     (760)    (498)     (221)
                                  -------  -------  --------  -------  --------
                                    (957)    (875)   (1,053)    (795)   (1,637)
                                  -------  -------  --------  -------  --------

Recoveries:
  Commercial, financial and
    agricultural                      85       20        25      190       216
  Real estate-commercial              --       --        --       --        71
  Real estate-residential             13        3       102       19         1
  Consumer                           407      466       415      213       276
                                  -------  -------  --------  -------  --------
                                     505      489       542      422       564
                                  -------  -------  --------  -------  --------

    Net charge-offs:                (452)    (386)     (511)    (373)   (1,073)
                                  -------  -------  --------  -------  --------

Balance at end of year            $4,712   $4,136   $ 3,283   $3,153   $ 2,675
                                  =======  =======  ========  =======  ========

Net charge-offs to average loans    0.10%    0.11%     0.17%    0.13%     0.47%
                                  =======  =======  ========  =======  ========

Allowance to total loans            1.02%    1.04%     1.05%    1.02%     1.03%
                                  =======  =======  ========  =======  ========



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

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)

                        Allocation of Allowance for Loan Losses
                                 (Dollars in thousands)



                               2000       1999      1998
                              -------  ----------  -------
  Allowance                    % (1)   Allowance    % (1)   Allowance    % (1)
----------------------------  -------  ----------  -------  ----------  -------
  Commercial, financial and
    agricultural (2)          $2,200        56.6%  $1,783        51.1%  $1,484    40.7%
  Real estate-residential        309        17.7%      50        17.5%      54    24.4%
  Consumer                     2,203        25.7%   2,303        31.4%   1,745    34.8%
                              -------  ----------  -------  ----------  -------  ------
                              $4,712       100.0%  $4,136       100.0%  $3,283   100.0%
                              =======  ----------  =======  ----------  =======  ------


                                1997        1996
                              -------  ----------
  Allowance                     % (1)  Allowance     % (1)
----------------------------  -------  ----------  -------
  Commercial, financial and
    agricultural (2)          $1,974        36.2%  $1,982        34.8%
  Real estate-residential        111        30.6%     122        39.2%
  Consumer                     1,068        33.2%     571        26.0%
                              -------  ----------  -------  ----------
                              $3,153       100.0%  $2,675       100.0%
                              =======  ----------  =======  ----------




(1)Percentage  of  loans  in  each  category  to  total  loans.
(2)Includes  commercial  real  estate.



V.  Deposits


     The following tables summarize the average deposits and average rates paid during the years presented.
                          Average Deposits and Rates Paid
               For the Years Ended December 31, 2000, 1999 and 1998
                               (Dollars in thousands)



                               2000     1999      1998
                             --------  -------  --------
                               Amount    Rate    Amount     Rate    Amount     Rate
                              -------  --------  -------  --------  -------  ------
Non-interest bearing demand  $ 78,775      --%  $ 66,769      --%  $ 62,944     --%
Interest-bearing demand        51,652    1.15%    47,851    1.33%    42,099   1.50%
Savings and money market      165,400    2.93%   140,480    2.88%   109,919   2.77%
Time                          205,140    5.84%   156,618    5.14%   128,942   5.48%
                             --------  -------  --------  -------  --------  ------
                             $500,967    3.48%  $411,718    3.09%  $343,904   3.12%
                             ========  =======  ========  =======  ========  ======






     The following table sets forth the time certificate of deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 2000.

           Maturity Distribution of Time Deposits of $100,000 or More
                            As of  December 31, 2000
                              (Dollars in thousands)



3 months or less     $ 98,463
3 through 6 months     10,144
6 through 12 months     6,758
Over 12 months         16,022
                     --------
                     $131,387
                     ========



STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

VI.  Return  on  Equity  and  Assets


     The following table sets forth certain ratios used in evaluating the Company's financial position and results of operations.

                                Financial Ratios
              For the Years Ended December 31, 2000, 1999 and 1998



                                   2000    1999    1998
                                  ------  ------  ------
Return on average assets           0.61%   0.50%   0.86%
Return on average equity           8.17%   5.68%   8.89%
Dividend payout ratio             54.44%  77.81%  49.15%
Average equity to average assets   7.50%   8.84%   9.68%
                                  ------  ------  ------



VII.  Short-term  Borrowings


     The following table sets forth the Company's short-term borrowings at the dates indicated. The Company considers short-term borrowings to be those with an original maturity date of three months or less.

                              Short-term Borrowings
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)



                                             2000     1999     1998
                                            -------  -------  -------
Amount outstanding at December 31,          10,400   18,900    2,300
  Weighted average rate                       5.85%    5.72%    4.84%

Maximum outstanding at any month end        19,200   26,300   48,200

Average amount outstanding during the year   7,855    3,948   24,753
  Weighted average rate                       6.30%    5.36%    5.66%




Item  2.  Properties

     Canandaigua National Corporation operates from the main office of the Bank. The Company owns a building in Pittsford that is occupied by HomeTown Funding, Inc., and is sublet to them and other unrelated businesses. The Bank owns and leases real property in Ontario County and Monroe County for its Community Bank Offices and to support its operations.


     As of December 31, 2000, the Bank's operations were conducted from eight offices (including the main office) located in Ontario County, New York, and ten offices located in Monroe County, New York. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York.
The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Pittsford offices. Some of the leases also provide for contingent rent to be paid annually based upon increases in the cost of living. Properties providing customer service are as follows:



Location                  Use              Ownership    Expiration (1)
---------------  ----------------------  -------------  --------------
Canandaigua, NY  Main office space       Owned                      --
Bloomfield, NY   Bloomfield bank office  Owned                      --
Canandaigua, NY  Customer call center    Leased office      06/30/2002






Item  2.  Properties  (continued)


Location                           Use                      Ownership       Expiration (1)
-----------------  -----------------------------------  ------------------  ---------------
Victor, NY         Eastview Mall bank office            Leased office            10/31/2004
Farmington, NY     Farmington bank office               Owned, leased land       06/30/2002
Honeoye, NY        Honeoye bank office                  Owned                            --
Canandaigua, NY    Lakeshore bank office                Leased office            12/31/2001
Shortsville, NY    Manchester-Shortsville bank office   Leased office       Month to month
Mendon, NY         Mendon bank office                   Leased office            12/31/2004
Pittsford, NY      Pittsford bank office                Leased office            12/31/2001
Victor, NY         Victor bank office                   Owned                            --
Penfield, NY       Webster bank office                  Leased office            08/31/2008
Greece, NY         Greece bank office                   Leased office            10/31/2003
Chili, NY          Chili bank office                    Leased office            06/01/2010
Honeoye Falls, NY  Honeoye Falls bank office (2)        Leased office            07/31/2001
Honeoye Falls, NY  Permanent bank office site           Owned                            --
Irondequoit, NY    Irondequoit bank office              Owned                            --
Perinton, NY       Perinton bank office                 Leased office            03/15/2004
Perinton, NY       Basin Park Financial Center          Leased office            04/30/2011
Rochester, NY      Rochester bank office                Leased office            12/31/2009
Pittsford, NY      HomeTown Funding                     Owned                            --
Canandaigua, NY    HomeTown Funding branch office       Leased office            04/30/2001
Bloomfield, NY     CNB Agency office                    Leased office            04/30/2001


(1)  If  applicable
(2)  Temporary



     During 2001 the Bank will continue to increase its number of Monroe County offices. It expects to enter into a lease agreement for an office in the town of Brighton, New York.


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

     The carrying value of the Company's properties as of December 31, 2000, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included under the caption "Notes to Consolidated Financial Statements" set forth on pages 12 through 31 of the 2000 Annual Report to Stockholders and is incorporated herein by reference.

Item  3.  Legal  Proceedings

     The Company and its subsidiaries are not involved in any pending legal proceedings other than legal proceedings arising in the ordinary course of business. In the opinion of management the ultimate outcome of these legal matters is not expected to be material to the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders (in the fourth quarter of 2000)

     None.

PART  II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The market and dividend information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from page 32 of the 2000 Annual Report to Stockholders and the Proxy Statement.

     While there can be no assurance that the amount and timing of dividends paid in recent years will continue, management has no knowledge of current activities that would require reduction of dividends paid in recent years and at the same times.

       At December 31, 2000, the Company had approximately 849 shareholders of record. Information regarding beneficial ownership of the Company's stock is set forth in the Company's Proxy Statement and incorporated herein by reference.

Item  6.  Selected  Financial  Data


     The following table represents a summary of selected components of the Company's consolidated financial statements for the five years ended December
31, 2000. All information concerning the Company should be read in conjunction with the consolidated financial statements and related notes.

                             Selected Financial Data
                  (Dollars in Thousands except per share data)



                                 2000     1999     1998     1997     1996
                               --------  -------  -------  -------  -------
Income Statement Information:
  Net interest income          $ 23,275   19,601   18,420   18,194   16,343
  Provision for loan losses       1,028    1,239      641      851    1,490
  Non-interest income             8,942    7,274    5,924    3,788    3,401
  Non-interest expense           26,487   22,383   18,430   15,632   14,163
  Income taxes                    1,215      896    1,686    1,762    1,144
  Net income                      3,487    2,357    3,587    3,737    2,947

Balance Sheet Data:
  Total investments            $ 84,745   79,412   76,464   74,499   71,771
  Total loans, net              455,259  394,227  308,486  305,991  255,799
  Total assets                  594,693  522,135  428,047  418,942  360,623
  Total deposits                533,809  454,290  376,507  324,761  307,966
  Total borrowings               12,644   22,218    7,142   50,667   11,590
  Total equity                   44,269   42,477   42,478   40,932   39,119
  Average assets                569,241  469,626  417,001  385,767  334,659
  Average equity                 42,671   41,533   40,357   39,383   37,834

Per Share Data:
  Net income, basic            $  22.00    14.82    22.38    23.22    18.20
  Net income, diluted          $  21.86    14.78    22.38    23.22    18.20
  Cash dividends                  11.90    11.50    11.00    10.00     8.75


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to focus on information about Canandaigua National Corporation's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements in the annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this document for an understanding of the following discussion and analysis. (Dollar and percentage changes are calculated before rounding.)

Overview
--------

     2000 was a year of continued growth as the Company furthered its investments in new offices and expanded its market reach throughout the metropolitan Rochester area. These plans were outlined in 1998's Annual Report. During 2000, the Company opened four banking offices in Irondequoit, Perinton, Bushnell's Basin and downtown Rochester. The Company is making plans to open an office in Brighton later in 2001 as well as relocating its Honeoye Falls office to a permanent site. 2000 saw strong asset growth, albeit lower than 1999's levels: 13.9% growth in assets, 15.5% growth in loans, 17.5% growth in deposits, and 4.2% in equity. Importantly, the investments in the future we began making in 1998 are beginning to pay off, with earnings of $3.5 million in 2000, a 47.9% increase over 1999's $2.4 million.

     2000's results of $21.86 per diluted share compare favorably to budget of $15.24 and to 1999's results of $14.78. The Company anticipates continued income growth in 2001 with a target of $29.17. This is in line with a five-year plan laid out in late 1998 resulting from the accelerated expansion. As disclosed at the March 2001 annual shareholders' meeting, management is targeting further earnings growth to $53.64 per share by year end 2003.

     Impacting 2000's pre-tax results was approximately $0.1 million in severance costs and $0.4 million in contract termination costs. These costs were a result of the Company's efforts to slow the rate of expense growth during the expansion plan and a realignment of the Company's credit card operations. Management estimates that approximately $1.0 million in salary and benefits
(prior to annual raises) was eliminated. Annual operating expenses approximating $0.4 million are expected to be eliminated from the Company's realignment of its credit card activities. Another $0.5 million in revenue increases are projected due to changes in deposit account and other fees, and at least $0.1 million in cost reduction is expected to come from the consolidation of the Company's mortgage businesses. The combined impact of these changes totals $2.0 million (pre-tax) and is consistent with the target set out by management in early 2000.

     While management anticipates the aforementioned targets will be met in 2001 and 2003, they are subject to changes in economic conditions, the real estate market, interest rates and other factors. Therefore, actual results may vary materially.

     The quality of the Company's assets remained good with non-performing loans at December 31, 2000, at less than 1.0% of total loans. The allowance for loan losses stood at 139.7% of non-performing loans at year-end 2000 versus 235.7% at December 31, 1999. However, the provision for loan loss decreased to $1.0 million in 2000 from $1.2 million in 1999 reflective of slower loan growth and good asset quality. Other real estate owned declined to $1.5 million in 2000 from $1.7 million in 1999.

Financial  Condition
--------------------

     As of December 31, 2000, total assets of the Company were $594.7 million, up from $522.1 million at year end 1999. Cash and equivalents increased $1.4 million to $28.3 million in connection with the growth in customer deposits.
     Securities showed an increase of $5.8 million to $81.7 million. The Company's securities, with the exception of a minor amount of equity securities, are held to maturity.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

The portfolio is comprised mainly of US Treasuries and agencies and tax-exempt obligations of state and local subdivisions. Nearly all of the portfolio is pledged to federal financial agencies and to secure municipal deposits. These deposits, in turn, are used to purchase securities of local municipalities. Other securities consist mainly of high-grade corporate bonds and other local investments. The mix of taxable and tax-exempt securities can vary during the year and year-on-year depending upon the volume of the Company's taxable income, the securities' tax-equivalent yield and the supply of high-grade municipal securities. During much of 2000 management replaced maturing tax-exempt municipal bonds with US Treasury securities.

     Net loans increased $61.0 million to $455.3 million. The growth in loans came mostly in the first half of the year, having reached the year-end target by June. Management slowed loan growth during the second half of the year to ensure the Company and Bank remained well-capitalized. (Refer to "Capital Resources" section). Nearly all of 2000's loan growth came from commercial loans, which was consistent with projected results.
     All other assets rose $4.3 million, most of which was in premises and equipment for expansion.
     Total non-performing loans increased over the twelve-month period ended December 31, 2000, by $1.6 million to $3.4 million at year-end 2000 as compared to $1.8 million at year-end 1999. All categories showed an increase. However, commercial loans increased the most and is due mainly to one relationship, which is likely to result in foreclosure in 2001. Management believes the underlying collateral value is sufficient to cover the loan balance.
     Management has been successful over the past five years in reducing overall non-performing assets as a percentage of total assets. It attributes this trend to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.
     The allowance for loan losses stood at $4.7 million at December 31, 2000, up $0.6 million from December 31, 1999. 2000's year-end balance represents 1.02% of total loans versus 1.04% for 1999. Net charge-offs for the year remained favorable at 0.10% of average loans versus 0.11% in 1999.

     Other real estate owned consists of three parcels, all commercial, for $1.5 million. These are the same three parcels from 1999. However, during 2000 the Company made progress in plans to liquidate these assets, some of which are expected to occur in 2001.
     In 2000 the Company added approximately $4.9 million in premises and equipment with most relating to the new bank offices. With the planned opening of at least two banking offices in 2001, more fixed assets additions can be anticipated, which the Company expects to fund from current operations.
     Total deposits at December 31, 2000, were $533.8 million and were up $79.5 million from December 31, 1999. For the same period, borrowings from the FHLB were down $9.6 million to $12.6 million. Other liabilities increased by $0.8 million to $4.0 million. Deposit growth since December 31, 1999, came in all account categories: Demand deposits were up $20.0 million, savings and money market up $6.9 million and time deposits up $52.6 million. Overall, the deposit growth is attributable to expansion in Monroe County. The Company's Ontario
County retail deposits grew approximately 3.7%, while Monroe County deposits grew 49.1% from 1999. The decrease in borrowings is a direct result of deposit growth. The Company anticipates both loan and deposit growth to continue into 2001, but at a rate less than 2000's.

Results  of  Operations
-----------------------
     With a $97.5 million or 23.1% growth in average earning assets for 2000 and a corresponding $79.1 million or 22.3% growth in average interest bearing liabilities, net interest income increased $3.7 million or 18.7%. The Company's cost of funds increased 50 basis points to 4.23% for the year ended December 31, 2000, as compared to 1999. This

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

resulted from the combined factors of an increasing interest rate environment brought on by the Federal Reserve's Open Market Committee and increased competitive pressure in the Company's market area, particularly Monroe County. The yield on assets increased 31 basis points, resulting in a spread reduction of 19 basis points. As noted in last year's report, management anticipated a lowering of the interest rate spread and interest margin (which declined 17 basis points from 1999) due to the competitive Monroe County market. This trend will likely continue through 2001 as most of the Company's new loans and deposits are originated in the Monroe County area. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for additional discussion.

     Other income for the year ended December 31, 2000, increased $1.7 million or 22.9% over 1999. The increase was reflected in all major sources of non-interest  revenue.  Service  charges  on  deposit  accounts  rose  33.5%
attributable to increased transaction volume and changes in account fee structures. Trust income grew 19.1%, year on year due, to the growth in assets under management. The book value of assets under management increased 9.9% to $645.1 million at year end 2000. The Company continues to see strong demand for locally managed trust services in its market area.
     To take advantage of the Company's expanded market presence, it opened its Basin Park Financial Center. This state-of-the-art space is dedicated to trust, investment and commercial services. This new office allows the Company to offer more financial services, while providing a comfortable environment in which to conduct business. Its location in Bushnell's Basin was chosen for its proximity to the Company's Ontario County and growing number of Monroe County customers.
     Other operating income increased overall, but mortgage banking income was lower than 1999's as market rate increases lowered the demand for mortgage refinancings. Loans originated for sale decreased 34.1% from 1999.
     Operating expenses increased $4.1 million or 18.3% for the year ended December 31, 1999. Increases came in all major expense categories and were attributed to growth in the Company's operations, expansion in Monroe County, and the charges discussed in the "Overview" section above. Based upon the projected growth in banking offices in 2001, operating expenses are expected to increase over 2000. Management continues to estimate that the Company's new banking offices will break even after 24 to 36 months in operation.
     The Company's effective tax rate decreased in 2000 to 25.8% from 27.5% in 1999. The primary factor leading to this decrease was the higher percentage of tax-exempt income to taxable income. As discussed above, during 2000, management began reducing holdings of tax-exempt securities due to this low effective rate. Management anticipates the effective tax rate to increase in 2001 to at least 1999's level.

Liquidity
---------

     The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the year ended December 31, 2000, the Company generated $1.4 million in net cash and equivalents versus $2.6 million for the year ended December 31, 1999.

     Net cash from operating activities was $3.2 million in 2000, a significant decrease from that of 1999. Both the largest source and use of operating cash in 2000 and 1999 were mortgage banking activity. However, activity in 2000 was much less than 1999's. The overall decrease in operating cash generation is attributable to lower mortgage banking activities and higher interest accruals due to loan growth over the last two years.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Cash used by investing activities decreased substantially in 2000 to $70.0 million from $96.5 million in 1999. This decrease in investing activities was primarily a result of lower loan growth than in 1999.

     Cash provided by financing activities was $68.1 million in 2000 versus of $90.5 million in 1999.

     The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At December 31, 2000, residential mortgage loans with a carrying value of approximately $18.1 million were pledged as collateral for the Bank's advances from the Federal Home Loan Bank, and an additional $33.5 million was available for pledging. Indirect automobile loans with a carrying value of approximately $90.4 million were pledged as collateral for a $72.3 million line of credit from the Federal Reserve Bank of New York.

     Secondarily, the Company continues to use the liquidity source time deposit sales in the national brokered market. This source will be used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $32.0 million at year-end 2000 versus $10.0 million at year end 1999.

     For 2001, cash for growth is expected to come from both customer and wholesale sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  7a  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which includes senior management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
     Management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative financial instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered CD's.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
     Using the aforementioned simulation model, net interest earnings projections reflect a decrease when applying the falling interest rate environment as of December 31, 2000 ("Base Case"). A net interest income decrease is projected as management does not anticipate reducing deposit rates as fast as asset yields will fall. The table below, which shows the Company's estimated net interest earnings sensitivity profile as of December 31, 2000, assumes no changes in the operating environment, but assumes interest rates increase/decrease immediately (rate shock) and remains unchanged thereafter. The table indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of Base Case earnings projections.



Changes in Interest           Estimated
Rates                    Percentage Change in
(basis points)        Future Net Interest Income
                             12 Months

Base Case                      --
+200                            2%
+100                            1
-100                           (2)
-200                           (5)



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

     The following table presents an analysis of the Company's interest rate-sensitivity gap position at December 31, 2000. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date with no adjustment for estimated prepayment and decay rates. It should be noted that the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay (withdrawal) rates or by factors controllable by the Company such as asset sales.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)




                             Canandaigua National Corporation
                              Interest Rate Sensitivity Gap
                                    December 31, 2000
                                  (Dollars in thousands)


                                 Maturity/Repricing Period
                                ---------------------------
                                    Within 3    4 to 12    1 to 5    Over 5
                                     Months     Months      Years    Years
                                   ----------  --------  ---------  --------
Interest-earning assets:
Interest-bearing deposits
  and federal funds sold        $         97         --        --       --
Securities                            19,892     14,919    37,941   11,993
Loans                                117,193     50,692   257,657   34,429
                                ------------  ---------  --------  -------
Total interest-earnings assets       137,182     65,611   295,598   46,422
                                ------------  ---------  --------  -------

Interest-bearing liabilities:
NOW accounts                          53,665         --        --       --
Money market                          55,275         --        --       --
Savings                              107,700         --        --       --
Time deposits                        138,434     54,937    36,301       --
Borrowings                            11,518         18       144      964
                                ------------  ---------  --------  -------
Total interest-bearing
liabilities                          366,592     54,955    36,445      964
                                ------------  ---------  --------  -------

Interest rate sensitivity gap   $   (229,410)    10,656   259,153   45,458
                                ============  =========  ========  =======

Cumulative gap                  $   (229,410)  (218,754)   40,399   85,857
                                ============  =========  ========  =======

Cumulative gap ratio(1)                37.4%      48.1%    108.8%   118.7%
                                ============  =========  ========  =======

Cumulative gap as percent of
  Total assets                        (38.6%)    (36.8%)      6.8%    14.4%
                                ============  =========  ========  =======


(1)Cumulative  total interest-earning assets divided by cumulative total interest-bearing liabilities.




     The chart indicates that the Company was repricing $229.4 million more of interest-bearing liabilities than interest-earning assets in the 0-3 month range. The Company considers this gap manageable, as a good portion of the savings balances are not considered sensitive to rate changes. However, the Company will be challenged to maintain its interest margins in 2001 even as market rates decline, because of local competitive pricing pressure. For the 4-12 month period, the Company is asset sensitive, as $10.7 million more of interest-earning assets are being repriced than interest-bearing liabilities. For the entire one year range, the Company is repricing $218.8 million more interest bearing liabilities than assets, and is within Company gap ratio targets of 30% to 125%. Management's efforts to reduce the volume and percent of interest rate sensitivity is showing some success. The Company is asset sensitive at $259.2 million for the one-to-five-year range and $45.6 million over five years.

     For the entire portfolio range, the Company is asset sensitive at $85.9 million versus asset sensitivity of $76.1 million last year reflecting a modest growth in non-interest- bearing demand accounts. The Company's product mix is such that nearly all assets and liabilities reprice or mature within five years of origination, with most at three years. With such a balance sheet profile, the Company faces interest rate risk over the short-term, but the value of its equity (assets less liabilities) remains relatively stable.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Interest rates for 2001 are forecasted to continue to fall during the first half of the year as the Federal Reserve balances economic contraction against inflation fears. Rate movements in the second half of the year are less predictable.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios. As disclosed in Note 16 to the Consolidated Financial Statements, as of December 31, 2000, all capital adequacy requirements were met.

     As of December 31, 2000, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain a minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the aforementioned footnote. The Bank's asset growth in 2001 is anticipated to exceed its capital formation, which will result in declining capital ratios. It is possible the Bank's capital level will be classified as "adequate" under the regulatory framework rather than "well" by year end 2001. Management will continue to closely monitor capital levels at the Bank.

Dividends

     Payment of dividends by the Bank to the Company is limited or restricted in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency (OCC) is required for the declaration of dividends in any year in which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 2000, $1.4 million was available for payment by the Bank to the Company without the approval of the OCC.


     Cash dividends for 2000 were $1.9 million or $11.90 per outstanding share versus $1.8 million or $11.50 per outstanding share in 1999.

1999  versus  1998

     The Company accelerated its expansion in the Rochester metropolitan area in 1999. During that year the Company opened banking offices in Greece, Chili, and Honeoye Falls. The 1999 result of this expansion was remarkable for the
Company: 22.0% growth in assets, 27.8% growth in loans, 20.7% growth in deposits, and $3.0 million investment in premises and equipment for these new offices. But this investment and rapid and planned growth expectedly impacted 1999's financial results with diluted earnings per share of $14.78 versus $22.38 in 1998.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     At December 31, 1999, the Company's assets reached $522.1 million. Total assets increased $94.1 million or 22.0% for the year. Net loans increased $85.7 million or 27.8% while securities increased $2.9 million or 4.0%. Deposits increased $ 77.8 million or 20.7% and borrowings (from the FHLB) increased $15.1 million or 212.7%. Funds generated through deposit inflows and borrowings were used for loan originations and other asset growth.

     Net income for the year ended December 31, 1999, was $2.4 million, down $1.2 million or 33.3% from 1998. Basic earnings per share decreased by $7.60 or 34.0% over the same period. The decrease in net income for 1999 was a result of expenses related to the aforementioned increase in banking offices.

     The quality of the Company's assets improved throughout 1999 with non-performing loans at December 31, 1999, at less than 1.0% of total loans.
The allowance for loan losses stood at 235.7% of non-performing loans at year-end 1999 versus 131.6% at December 31, 1998. However, even with the improvement in non-performing loans, the provision for loan loss doubled from 1998 to $1.2 million to account for the Company's loan growth. Other real estate owned was unchanged from 1998 at $1.6 million.

Financial  Condition
--------------------

     As of December 31, 1999, total assets of the Company were $522.1 million, up from $428.0 million at year end 1998. Cash and equivalents increased $2.6 million to $26.8 million in connection with the growth in customer deposits and a buildup of cash reserves for the year 2000 date changeover.
     Securities showed an increase of $2.9 million to $75.9 million. The Company's securities, with the exception of a minor amount of equity securities, were held to maturity. The portfolio was comprised mainly of US Treasuries and Agencies and tax-exempt obligations of state and local subdivisions. Nearly all of the portfolio was pledged to federal agencies and for municipal deposits. These deposits, in turn, were used to purchase securities of local municipalities. Other securities consisted mainly of high-grade corporate bonds. As these bonds matured in 1999, they were replaced with tax-exempt municipal obligations.

     Net loans increased $85.7 million to $394.2 million. The growth in loans came mostly in the last three quarters of the year, corresponding with the Company's Monroe County expansion. Nearly 90% of 1999's loan growth came from commercial loans, which was consistent with projected results. All other assets rose $2.8 million, most of which was in premises and equipment for expansion.

     Total non-performing loans decreased over the twelve-month period ended December 31, 1999, by $0.7 million to $1.8 million at year-end 1999 as compared to $2.5 million at year-end 1998. Commercial loans and residential real estate loans showed a decrease, while one $0.8 million commercial mortgage accounted for the increase in commercial real estate. Management attributed the overall decrease to a combination of strict underwriting procedures, strong collection efforts and a relatively stable economic cycle in the Company's market.
     The allowance for loan losses stood at $4.1 million at December 31, 1999, up $0.8 million from December 31, 1998. 1999's year-end balance represented 1.04% of total loans versus 1.05% for 1998. The increase in the allowance balance for 1999 mirrored the overall increase in the loan portfolio. Net charge-offs for the year remained favorable at 0.11% of average loans versus 0.17% in 1998.

     Other real estate owned consisted of three parcels, all commercial, for $1.6 million. While the balance in the account remained the same, this compared favorably to seven parcels in 1998. The Company had been successful in liquidating its foreclosed properties.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     In 1999 the Company added approximately $4.0 million in fixed assets with approximately $3.0 million coming for the new bank offices and the remainder being other building improvements, furniture, equipment and software.
     Total deposits at December 31, 1999, were $454.3 million and were up $77.8 million from December 31, 1998. For the same period borrowings from the FHLB were up $15.1 million to $22.2 million. Other liabilities increased by $1.2 million to $3.2 million. Deposit growth since December 31, 1998, came mainly in interest-bearing accounts: savings and money market up $46.8 million and time deposits up $31.1 million. Demand deposit accounts remained unchanged in total, but there was some shift from interest bearing to non-interest bearing accounts. Overall, the deposit growth was attributable to expansion in Monroe County. The Company's Ontario County retail deposits grew approximately 3.6%, while Monroe County deposits grew 178.9% from 1998. The increase in borrowings was a direct result of loan demand outpacing deposit growth.

Results  of  Operations
-----------------------
     With a $41.1 million or 10.8% growth in earning assets for 1999 and a corresponding $44.0 million or 14.2% growth in interest bearing liabilities, net interest income increased $1.2 million or 6.5% and was reflective of the decline in yields on the assets due to a lower interest rate environment than in 1998. The Company's cost of funds decreased 27 basis points to 3.73% for the year ended December 31, 1999, as compared to 1998. However, the yield on assets decreased 32 basis points, resulting in a spread reduction of 5 basis points. Management anticipated a lowering of the interest rate spread and interest margin (which declined 19 basis points from 1998) due to the competitive Monroe County market.

     Other income for the year ended December 31, 1999, increased $1.4 million or 23.7% over 1998. The increase was reflected in all major sources of non-interest revenue. Service charges on accounts rose 40.8% attributed to increased transaction volume, changes in account fee structures, and an increase in April of ATM convenience fee for non-Canandaigua National Bank and Trust Company customers to offset the increased cost of operating these machines. Trust income grew 27.3% year on year due to the growth in assets under management. The book value of assets under management increased 38.5% to $586.8 million at year end 1999. The Company continued to see strong demand for locally managed trust services in its market area.
     Operating expenses increased $4.0 million or 21.7% for the year ended December 31, 1999. Increases came in all major expense categories and were attributed to growth in the Company's operations and expansion in Monroe County.


New  Accounting  Pronouncements
-------------------------------

     In September 2000 the Financial Accounting Standards Board issued Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. The adoption of the standard had no impact on the Company's financial condition or results of operations.

     The Company also implemented the provisions of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Company held no freestanding derivative instruments at year-end; therefore, the adoption of the new standard did not have a material effect on its financial condition or results of operations.

Item  8.  Financial  Statements  and  Supplementary  Data

     The consolidated financial statements of the Company, together with a report thereon of KPMG LLP dated February 2, 2001, appearing on pages 7 to 31 of the 2000 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

     Supplementary  data:  Selected  Quarterly  Financial  Data


     The following tables present selected quarterly financial data for the Company for each of the quarters in the years ended December 31, 2000 and 1999.
The sum of each quarters' earnings per share data might differ from the full year's results due to rounding. (in thousands except share data)



                               1st      2nd     3rd     4th
                              ------  ------  ------  ------
2000 QUARTERS:
  Net interest income         $5,322  $5,771  $6,081  $6,101
  Provision for loan losses      250     308     270     200
  Non-interest income          1,862   2,141   2,304   2,635
  Non-interest expense         6,092   6,272   6,354   7,769
  Income taxes                   230     260     347     378
                              ------  ------  ------  ------
  Net income                  $  612  $1,072  $1,414  $  389
                              ======  ======  ======  ======
  Basic earnings per share    $ 3.86  $ 6.76  $ 8.92  $ 2.45
  Diluted earnings per share  $ 3.84  $ 6.72  $ 8.87  $ 2.44








                                1st    2nd     3rd     4th
                              ------  ------  ------  ------
1999 QUARTERS:
  Net interest income         $4,429  $4,643  $5,289  $5,240
  Provision for loan losses       50     446     330     413
  Non-interest income          1,619   1,854   1,585   2,216
  Non-interest expense         5,142   5,548   5,653   6,040
  Income taxes                   275     159     287     175
                              ------  ------  ------  ------
  Net income                  $  581  $  344  $  604  $  828
                              ======  ======  ======  ======
  Basic earnings per share    $ 3.64  $ 2.16  $ 3.80  $ 5.22
  Diluted earnings per share  $ 3.64  $ 2.15  $ 3.79  $ 5.20



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

(a)  Directors

     The information with respect to the directors of the Company, which is required to be included herein pursuant to Item 401 of Regulation S-K, is included under the caption "Election of Directors" on the Proxy Statement, dated February 26, 2001, and is incorporated herein from the Proxy Statement by reference. There are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

(b)  Executive  Officers

     The names, ages and positions of the executive officers of the Company as of December 31, 2000, are included under the caption "Principal Officers" on the Proxy Statement, dated February 26, 2001, and is incorporated herein from the Proxy Statement by reference. Officers are generally elected annually by the Board of Directors at the meeting of directors immediately following the annual meeting of stockholders. There are no arrangements or understandings between the executive officers and any other person pursuant to which the executive officers were selected.

     The executive officers of the Company have been officers of the Bank for five years or more.

     Directors and the executive officers as a group beneficially owned 13,644 shares or 8.60% of the shares outstanding. Shares owned directly total 11,730 and shares held by directors, executive officers, or their spouses in a fiduciary capacity or by their spouses individually total 1,914.


(c)  Significant  Employees

     Not  applicable

(d)  Family  Relationship

     The disclosure of family relationships between executive officers and directors of the Company is included under the caption "Information on Directors and Nominees " on the Proxy Statement, dated February 26, 2001, and is incorporated herein from the Proxy Statement by reference.

(e)  Business  Experience

     Disclosed  in  Items  10  (a)  and  10  (b)

(f)  Involvement  in  Certain  Legal  Proceedings

     Not  applicable

(g)  Promoters  and  Controlled  Persons

     Not  applicable


Item  11.  Executive  Compensation

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included under the caption "Executive Compensation" on the Proxy Statement, dated February 26, 2001, and is incorporated herein from the Proxy Statement by reference.


Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The information required to be included herein regarding security ownership and certain beneficial owners and management pursuant to Items 403 (a) and (b) of Regulation S-K is included under the caption "Principal Beneficial Owners of Common Stock" in the Proxy Statement, dated February 26, 2001, and is incorporated herein from the Proxy Statement by reference.

(c)  Changes  in  Control

     None

Item  13.  Certain  Relationships  and  Related  Transactions

(a)  Transactions  with  Management  and  Others

     None

(b)  Certain  Business  Relationships

     None

(c)  Indebtedness  of  Management

     Certain directors and executive officers of the Company and the Bank and their associates were customers of and had transactions with the Bank in the ordinary course of the Bank's business during 2000. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and in the opinion of the Bank and Company, did not involve more than a normal risk of collectibility or present other unfavorable features.

(d)  Transactions  with  Promoters

     Not  applicable


PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

(1) Consolidated Financial Statements are contained in the Company's 2000 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  December  31,  2000  and  1999

     Consolidated  Statements  of  Income for the Years Ended December 31, 2000,
          1999  and  1998

     Consolidated  Statements  of  Stockholders'  Equity  for  the  Years  Ended
          December  31,  2000,  1999,  and  1998

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
          December  31,  2000,  1999,  and  1998

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

 (3.a)  Exhibits

 Exhibit                              Incorporation  by  Reference  or  page  in
                                    sequential  numbering  where  exhibit may be
                                      found:

(3.i.)    Certificate  of  Incorporation,  of  the     Exhibit  A  on  Form 10-K
            Registrant,  as  amended                 for the year ended December
                                                   31,  1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                 for  the  year  ended
                                                       December  31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  2000             Page  35

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  26,  2001         Page  71

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


                                       CANANDAIGUA  NATIONAL  CORPORATION



March  30,  2001                         By:  /s/  George  W.  Hamlin,  IV
                                           George  W.  Hamlin,  IV,  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        Signature                  Title              Date
---------------------------  ------------------  --------------
/s/ George W. Hamlin, IV     President/Director  March 30, 2001
---------------------------
(George W. Hamlin, IV)

/s/ Robert G. Sheridan       Secretary/Director  March 30, 2001
---------------------------
(Robert G. Sheridan)

/s/ Gregory S. MacKay        Treasurer           March 30, 2001
---------------------------
(Gregory S. MacKay)

/s/ Patricia A. Boland       Director            March 30, 2001
---------------------------
Patricia A. Boland

/s/ James S. Fralick         Director            March 30, 2001
---------------------------
James S. Fralick

/s/ Daniel P. Fuller         Director            March 30, 2001
---------------------------
Daniel P. Fuller

/s/ David Hamlin, Jr.        Director            March 30, 2001
---------------------------
David Hamlin, Jr.

/s/ Frank H. Hamlin,         Director            March 30, 2001
---------------------------
Frank H. Hamlin

/s/ Stephen D. Hamlin        Director            March 30, 2001
---------------------------
Stephen D. Hamlin

/s/ Richard P. Miller, Jr.   Director            March 30, 2001
---------------------------
Richard P. Miller, Jr.

/s/ Caroline C. Shipley      Director            March 30, 2001
---------------------------
Caroline C. Shipley

/s/ Sue S. Stewart           Director            March 30, 2001
---------------------------
Sue S. Stewart

/s/ Alan J. Stone            Director            March 30, 2001
---------------------------
Alan J. Stone


INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the         Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
December
                                                       31,  1994

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                 for  the  year  ended
                                                       December  31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  2000

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  26,  2001

 (21)     Subsidiaries

 (27)     Financial  Data  Schedule