Form 10-Q
period 2001-03-31
CANANDAIGUA NATIONAL CORP
filed 2001-05-15
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2001
                                    ----------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  May  5,  2001
                    -----                     ------------------------------
             Common  stock,  $50.00  par                  158,732















SAFE  HARBOR  STATEMENT
-----------------------

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.














































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2001

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  March  31,  2001
  and  December 31, 2000.                                                      1

Condensed  consolidated  statements  of  income  for  the  three-
  month  period ended March 31, 2001 and 2000.                                 3

Consolidated  statements  of  stockholders'  equity
  for  the three-month period ended March 31, 2001 and 2000.                   4

Consolidated  statements  of  cash  flows  for  the  three-
  month  period ended March 31, 2001 and 2000.                                 5

Notes  to  financial  statements
  at  March 31, 2001.                                                          6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        10
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   13
Item  2.  Changes in Securities                                               13
Item  3.  Defaults Upon Senior Securities                                     13
Item  4.  Submission of Matters to a Vote of Security Holders                 13
Item  5.  Other Information                                                   13
Item  6.  Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

EXHIBITS                                                                      15
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                    CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2001 and December 31, 2000 (unaudited)
                      (dollars in thousands, except per share data)


                                                               March 31,   December 31,
                                                              -----------  -------------
Assets                                                           2001          2000
------------------------------------------------------------  -----------  -------------

Cash and due from banks                                       $   26,701         28,157
Interest-bearing deposits with other financial institutions           75             97
Securities:
  - Available for sale, at fair value                                474            450
  - Held-to-maturity (fair value of $101,344 in 2001 and
      $80,881 in 2000)                                           100,217         80,492
Loans:
  Commercial, financial & agricultural                            73,011         65,324
  Commercial mortgage                                            199,082        195,153
  Residential mortgage                                            81,278         81,475
  Consumer-auto indirect                                          91,352         93,746
  Consumer-other                                                  19,932         20,214
  Other                                                            1,598          1,833
  Loans held for sale                                              1,680          2,226
                                                              -----------  -------------
    Total loans                                                  467,933        459,971
  Less:  Allowance for loan losses                                (4,905)        (4,712)
                                                              -----------  -------------
    Loans - net                                                  463,028        455,259
Premises and equipment - net                                      15,764         15,949
Accrued interest receivable                                        3,599          3,371
Federal Home Loan Bank stock and Federal Reserve Bank stock        3,032          3,032
Other assets                                                       8,728          7,886
                                                              -----------  -------------
        Total Assets                                          $  621,618        594,693
                                                              ===========  =============



                                          (Continued)



                       CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                       March 31, 2001 and December 31, 2000 (unaudited)
                         (dollars in thousands, except per share data)



                                                            March 31,   December 31,
                                                           -----------  -------------
Liabilities and Stockholders' Equity                            2001          2000
---------------------------------------------------------  -----------  -------------

Deposits:
  Demand
    Non-interest bearing                                   $   92,592         87,497
    Interest bearing                                           55,733         53,665
  Savings and money market                                    176,706        162,975
  Time deposits                                               238,583        229,672
                                                           -----------  -------------
        Total deposits                                        563,614        533,809
Borrowings                                                      9,233         12,644
Accrued interest payable and other liabilities                  4,289          3,971
                                                           -----------  -------------
        Total Liabilities                                  $  577,136        550,424
                                                           -----------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 2001 and 2000                      8,110          8,110
  Additional paid-in capital                                    8,532          8,532
  Retained earnings                                            28,886         28,687
  Treasury stock at cost (3,476 shares in 2001 and 2000)       (1,268)        (1,268)
  Accumulated other comprehensive income                          222            208
                                                           -----------  -------------
        Total Stockholders' Equity                             44,482         44,269
                                                           -----------  -------------
        Total Liabilities and Stockholders' Equity         $  621,618        594,693
                                                           ===========  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the three month periods ended March 31, 2001 and 2000 (Unaudited)

                  (dollars in thousands, except per share data)


                                                            2001     2000
                                                           -------  ------
Interest income:
  Loans, including fees                                    $ 9,825  $8,390
  Securities                                                 1,155   1,025
  Other                                                         32       2
                                                           -------  ------
        Total interest income                               11,012   9,417
                                                           -------  ------
Interest expense:
  Deposits                                                   4,804   3,682
  Borrowings                                                    89     413
                                                           -------  ------
      Total interest expense                                 4,893   4,095
                                                           -------  ------
      Net interest income                                    6,119   5,322
Provision for loan losses                                      438     250
                                                           -------  ------
      Net interest income after provision for loan losses    5,681   5,072
                                                           -------  ------

Other income:
  Service charges on deposit accounts                          961     728
  Trust income                                               1,013     831
  Net gain on sale of mortgage loans                             8       1
  Other operating income                                       580     420
                                                           -------  ------
      Total other income                                     2,562   1,980
                                                           -------  ------

Operating expenses:
  Salaries and employee benefits                             3,713   3,559
  Occupancy                                                  1,210   1,055
  Marketing and public relations                               206     248
  Office supplies, printing and postage                        271     282
  FDIC insurance                                                49      22
  Other operating expenses                                   1,149   1,044
                                                           -------  ------
      Total operating expenses                               6,598   6,210
                                                           -------  ------

      Income before income taxes                             1,645     842
Income taxes                                                   486     230
                                                           -------  ------
      Net income                                           $ 1,159  $  612
                                                           =======  ======

Basic earnings per share                                   $  7.30  $ 3.86
                                                           =======  ======
Diluted earnings per share                                 $  7.26  $ 3.84
                                                           =======  ======

See  notes  to  financial  statements



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the three month periods ended March 31, 2001 and 2000 (Unaudited)

                          (dollars in thousands, except per share data)


                            Accumulated
                             Additional    Other
                               Common     Paid in  Retained   Treasury   Comprehensive
                               Stock      Capital  Earnings     Stock        Income       Total
                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 2001  $      8,110    8,532    28,687     (1,268)            208   44,269
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $10               -        -         -          -              14       14
    Net income                         -        -     1,159          -               -    1,159
                                                                                         -------
  Total comprehensive
   income                          1,173
                            ------------
  Cash dividend - $6.05
   per share                           -        -      (960)         -               -     (960)
                            ------------  -------  ---------  ---------  --------------  -------
Balance at March 31, 2001          8,110    8,532    28,886     (1,268)            222   44,482
                            ============  =======  =========  =========  ==============  =======



Balance at January 1, 2000  $      8,110    8,506    27,087     (1,348)            122   42,477
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $12               -        -         -          -             (14)     (14)
    Net income                         -        -       612          -               -      612
                                                                                         -------
  Total comprehensive
   income                            598
                            ------------
  Cash dividend - $5.95
   per share                           -        -      (944)         -               -     (944)
Balance at March 31, 2000          8,110    8,506    26,755     (1,348)            108   42,131
                            ============  =======  =========  =========  ==============  =======


See  notes  to  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the three month periods ended March 31, 2001 and 2000 (Unaudited)

                             (dollars in thousands)



                                                          2001       2000
                                                        ---------  ---------
Cash flow from operating activities:
  Net income                                            $  1,159   $    612
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation, amortization and accretion                 344        472
    Provision for loan losses                                438        250
    Deferred income taxes                                   (100)      (129)
    Originations of loans held for sale                  (13,278)   (11,068)
    Proceeds from sale of loans held for sale             13,823     10,361
    Increase in accrued interest receivable
      and other assets                                      (399)    (1,403)
    Increase in accrued interest payable and
     other liabilities                                       318        494
                                                        ---------  ---------
      Net cash provided (used) by operating activities     2,305       (411)
                                                        ---------  ---------

Cash flow from investing activities:
  Sale of FHLB stock                                           -        558
  Securities held to maturity:
    Proceeds from maturities and calls                    39,949      5,357
    Purchases                                            (59,452)   (19,285)
  Loans originated - net                                  (8,752)   (19,734)
  Fixed asset purchases - net                               (338)    (1,429)
  Investment in minority owned entity                       (636)         -
  Cash received from sale of other real estate                12          -
                                                        ---------  ---------
      Net cash used by investing activities              (29,217)   (34,533)
                                                        ---------  ---------

Cash flow from financing activities:
  Net increase in demand, savings and money
    market deposits                                       20,894      2,103
  Net increase in time deposits                            8,911     24,580
  Proceeds from (repayments of) overnight borrowings      (3,400)     7,570
  Principal repayments on long-term borrowings               (11)        (9)
  Dividends paid                                            (960)      (944)
                                                        ---------  ---------
      Net cash provided by financing activities           25,434     33,300
                                                        ---------  ---------

      Net decrease in cash & cash equivalents             (1,478)    (1,644)
  Cash & cash equivalents - beginning of period           28,254     26,834
                                                        ---------  ---------
  Cash & cash equivalents - end of period               $ 26,776   $ 25,190
                                                        =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $  4,764   $  4,051
                                                        =========  =========
    Income taxes                                        $     82   $     69
                                                        =========  =========

See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.


(2)     Dividends  Per  Share
        ---------------------

The Company declared a semi-annual $6.05 per share dividend on common stock on January 17, 2001, and paid February 1, 2001 to shareholders of record January 17, 2001.

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2001 and 2000 follow (dollars in thousands, except share data):






For the three months ended March 31,              2001      2000
                                                --------  --------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,159  $    612
  Weighted average common shares outstanding     158,732   158,483
                                                --------  --------
      Basic earnings per share:                 $   7.30  $   3.86
                                                ========  ========


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,159  $    612
  Weighted average common shares outstanding     158,732   158,483
  Effect of assumed exercise of stock options        961       963
                                                --------  --------
    Total                                        159,693   159,446
                                                --------  --------
      Diluted earnings per share:               $   7.26  $   3.84
                                                ========  ========

(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 16,000 shares of common stock. In 2001, the Board of Directors granted, 2,393 non-qualified options to management under the Company's incentive compensation plan for 2000's performance. The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exerciseable at times varying from five years to fifteen years. The options are fully vested and have no set expiration date.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its fixed-award stock options in the condensed consolidated statement of income. Had compensation cost been determined based on the fair value at the grant date of the stock options using valuation models consistent with the approach of SFAS No. 123, the Company's net income and earnings per share for the year-to-date periods in 2001 and 2000 would have been reduced to the pro forma amounts indicated below (net income in thousands):





For the three months ended March 31,   2001   2000
                                      ------  -----
Net income:
  As reported                         $1,159  $ 612
  Pro forma                              994    480

Earnings per share:
  As reported:
    Basic                             $ 7.30  $3.86
    Diluted                             7.26   3.84
  Pro forma:
    Basic                             $ 6.26  $3.03
    Diluted                             6.22   3.01



The weighted average fair value of options granted during 2001 and 2000 was $97.52 and $122.56, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:




Grant year                  2001         2000
                         -----------  -----------
Dividend yield                 2.61%        2.72%
Risk free interest rate        4.92%        6.45%
Life                     10.4 years   11.4 years
Volatility                    13.81%       14.39%




(5)     Contract  Termination  Costs
        ----------------------------

During the quarter ended March 31, 2001, the Company paid $.03 million from the contract termination liability accrued in the fourth quarter of 2000 related to the realignment of the Company's credit card activity. The balance of the liability at March 31, 2001 was $0.4 million and is expected to fully pay in 2001.


(6)      Impact  of  Accounting  Standard  Adoption
         ------------------------------------------

The Company implemented the provisions of FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The Company holds no freestanding derivative instruments; therefore the adoption of the new standard had no effect on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        March  31,  2001

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 2000 contained in the Company's Form 10-K and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's financial position or operating results.


Overview
--------

At the end of the first quarter of 2001 the Company achieved record asset size of $622 million. This represents a 4.5% increase over year-end 2000 and a 11.7% increase over the March 31, 2000 balance. Net income roughly doubled to $1.2 million for the first quarter of 2001 compared to $0.6 million for the same period of 2000. These results are on budget and are reflective of the growth in earning assets, combined with a modest 6.2% growth in operating expenses year-on-year.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

As of March 31, 2001, total assets of the Company were $621.6 million, up from $594.7 million at year-end 2000. Cash and equivalents decreased $1.5 million to $26.8 million, resulting from the Company's reduced holdings of year-end cash reserves. Securities increased $19.7 million to $100.7 million to allow for collateralization of municipal deposits. Net loans increased $7.8 million to $463.0 million, and all other assets rose $0.9 million to $31.1 million, reflective of earning asset and branch network growth.

Total deposits at March 31, 2001 were $563.6 million and were up $29.8 million from December 31, 2000. A substantial portion of the deposit growth came from municipalities. The Company is marketing its financial services to local governments in its newly expanded Monroe County market as well as expanding existing relationships in Ontario County. For the same period borrowings (primarily from the FHLB) were down $3.4 million to $9.2 million. Other liabilities increased by $0.3 million to $4.3 million. The decrease in borrowings was enabled by growth in retail deposits. Deposit growth in 2001 is coming from all account types - interest bearing and non-interest bearing.

For the three months ended March 31, 2001, average interest-earning assets, increased $67.2 million to $555.5 million from $488.3 million for the 2000 first quarter. The yields on these assets were 7.93% and 7.71%, respectively; the increase resulting from an overall rise in general interest rates during 2000. For the same periods, average interest-bearing liabilities increased $54.1 million to $469.2 million from $415.1. Rates paid on these liabilities were 4.17% and 3.95%, respectively, also reflecting general market rate increases. The asset and liability yield changes were the same thus resulting in no change interest spread, reversing the declining spread experienced by the Company over the last several years. The growth in interest-earning assets and interest bearing liabilities had a $0.7 million positive impact on net interest income for the quarter ended March 31, 2001, while the change in rates had a $0.1 million positive impact on net interest income as compared to the first quarter of 2000. In the first quarter of 2001 the Company's net interest margin increased to 4.41% from 4.36% for the same quarter in 2000. This increase reverses previous quarters' trends, and is likely to stabilize or decline slightly over the year due to the impact of falling market interest rates. The Company's liabilities rates have been falling faster than asset yields, but liability rates are nearing historical lows with further significant rate reductions unlikely. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended March 31, 2001 increased $0.6 million to $2.6 million over the same quarter in 2000. The increase was reflected in service charges--attributed to increased transaction volume and fee increases and trust income-attributed to growth in assets under management. Net gain on the sale of mortgage loans was not material in either quarter. Other operating income increased for 2001 as a result of an increase in mortgage banking operations due to the falling interest rate environment compared to 2000. Considering the continued declining interest rate environment, management anticipates higher mortgage banking income in 2001 than in 2000.
Operating expenses increased $0.4 million for the quarter ended March 31, 2001 to $6.6 million versus $6.2 million for the 2000 first quarter. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices. However, the growth rate of expenses is lower than the growth rate in income, resulting in greater profitability. The Company's successful cost containment efforts initiated in the last half of 2000 are paying off in 2001.
The  Company's  effective  tax  rate  was  29.5%  in  2001 versus 27.3% in 2000.

Liquidity
---------

The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the quarter ended March 31, 2001 the Company used $1.5 million in net cash and equivalents versus generating $1.6 million for the same quarter in 2000. The overall decrease in cash and equivalents in 2001 is primarily related to a reduction in year-end seasonal cash reserves.

Net cash provided by operating activities was $2.3 million in 2001. In the first quarter of 2000 the Company used $0.4 million of cash and equivalents in its operating activities. Both the largest source and use of operating cash in 2001 and 2000 were mortgage-banking activity. However, activity in 2001 was slightly higher than that of 2000's, reflective of the pick-up in mortgage refinancings due to market interest rate reductions.

Cash used by investing activities decreased in 2001 to $29.2 million from $34.5 million in 2000. The decrease in investing activities came from a combination of higher net investment growth, offset by lower net loan growth. The Company's fixed asset investing activities continued, but at a slower pace than in 2001. Fewer banking offices were under renovation in 2001 than 2000.

Cash provided by financing activities was $25.4 million in 2001 versus $33.3 million in 2000. Deposits continue to be the Company's main source of financing, with borrowings contributing a lesser amount.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At March 31, 2001 residential mortgage loans with a carrying value of approximately $13.8 million were pledged as collateral for the Bank's advances from the Federal Home Loan Bank. Approximately $38.7 million was available for additional borrowing. Indirect automobile loans with a carrying value of approximately $86.6 million were pledged as collateral for a $69.3 million line of credit from the Federal Reserve Bank of New York.

Secondarily, the Company has a liquidity source through the sale of its CD's in the national brokered market. This source is used from time to time to manage both liquidity and interest rate risk as conditions may require.

For the remainder of 2001, financing for growth is expected to come from both customer and wholesale sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  3  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which is composed of select members of management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered CD's.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
The Company's interest rate risk profile has changed slightly since December 31, 2000 with net interest earnings projections reflecting a minor increase when applying the falling interest rate environment as of March 31, 2001.

Management  also  uses  the  static  gap  analysis  to  identify  and manage the
Company's  interest  rate  risk  profile.   Interest  sensitivity  gap  ("gap")
analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. There has been no significant change in this measurement since December 31, 2000.

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

As of March 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. However, the Bank's asset growth in 2001 is anticipated to exceed its capital formation, which will result in a continuing trend towards declining capital ratios. Management will closely monitor capital levels at the Bank.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the three month periods ended March 31, 2001 and 2000 follow (dollars in thousands):




                                                      March 31,
                                                     -----------
                                                        2001       2000
                                                     -----------  -------
Balance at beginning of period                       $    4,712   $4,136
Provision for loan losses                                   438      250
Loans charged off                                          (349)    (186)
Recoveries on loans previously charged off                  104      139
                                                     -----------  -------
Balance at end of period                             $    4,905   $4,339
                                                     ===========  =======

Allowance as a percentage of total period end loans        1.05%    1.04%
                                                     ===========  =======

Allowance as a percentage of non performing loans         194.3%   141.4%
                                                     ===========  =======



The increase in the provision for loan losses from first quarter of 2000 to the first quarter of 2001 is related to the increase in net-chargeoffs over 2000 (as seen in the table above). The increase in the allowance for loan losses from $4.3 million at March 31, 2000 to $4.9 million at March 31, 2001 is due to overall loan portfolio growth.

At March 31, 2001, the recorded investment in loans that are considered impaired totaled $2.3 million as compared to $3.2 million at December 31, 2000 and $2.7 million at March 31, 2000. The average recorded investment in impaired loans during the three month periods ended March 31, 2001 and 2000 were approximately $2.8 million and $2.4 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans decreased over the twelve-month period by $0.5 million to $2.5 million at March 31, 2001 as compared to $3.0 million at March 31, 2000. The decrease came primarily from commercial real estate loans and is mainly attributable to one relationship. Non-performing loans represent .54% of the total loan portfolio at March 31, 2001 as compared to .73% at March 31, 2000.

At March 31, 2001, other real estate owned consisted of three commercial real estate parcels, totaling $1.5 million. These are the same three parcels that were in other real estate owned at March 31, 2000. The balance reduction is due to cash proceeds from sales of a portion of the properties and from lease payments. Management continues efforts to liquidate these assets.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                 March 31,
                                                -----------
                                                   2001       2000
                                                -----------  -------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $      102   $   15
Real estate-commercial                                   -      193
Real estate-residential                                  -        -
Consumer                                               123      121
                                                -----------  -------
Total past due 90 days or more and
  accruing                                             225      329
                                                -----------  -------

Loans in non-accrual status
Commercial, financial & agricultural                   863      643
Real estate-commercial                               1,160    1,730
Real estate-residential                                276      366
                                                -----------  -------
Total non-accrual loans                              2,299    2,739
                                                -----------  -------
Total non-performing loans                           2,524    3,068
                                                -----------  -------

Other real estate owned - commercial                 1,454    1,651
                                                -----------  -------

Total non-performing assets                     $    3,978   $4,719
                                                ===========  =======

Non performing loans to total period-end loans        0.54%    0.73%
                                                ===========  =======

Non performing assets to total period-end
  loans and other real estate                         0.85%    1.12%
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

None

Item  3.  Defaults  upon  senior  securities

None

Item  4.  Submission  of  matters  to  a  vote  of  security  holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 14, 2001 for the following purpose:

         Three directors were elected for a three-year term and votes were cast as follows:

                                             Votes
                                            -------
Name                            For     Withheld    Abstain   Against
-----                         -------   --------    -------   -------

Robert  G.  Sheridan          111,873         10        165         0

Patricia  A.  Boland          108,887      2,996        165         0

Alan  J.  Stone               111,778        105        165         0

Richard  P.  Miller,  Jr.     111,866         17        165         0




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



                 May 12, 2001          /s/ George W. Hamlin, IV
                 ------------          ------------------------
                    Date               George W. Hamlin, IV, President


                 May 12, 2001          /s/ Gregory S. MacKay
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