Form 10-Q
period 2001-06-30
CANANDAIGUA NATIONAL CORP
filed 2001-08-14
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  June  30,  2001
                                    ---------------

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


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  August  1,  2001
                    -----                     ---------------------------------
             Common  stock,  $50.00  par                  158,737















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














































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                  JUNE 30, 2001

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  June  30,  2001
  and  December 31, 2000.                                                      1

Condensed  consolidated  statements  of  income  for  the  three  and  six
  month  periods ended June 30, 2001 and 2000.                                 3

Consolidated  statements  of  stockholders'  equity
  for the six-month periods ended June 30, 2001 and 2000.                      4

Consolidated  statements  of  cash  flows  for  the  six-
  month periods ended June 30, 2001 and 2000.                                  5

Notes  to  financial  statements
  at  June 30, 2001.                                                           6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         9

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        11
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   15
Item  2.  Changes in Securities                                               15
Item  3.  Defaults Upon Senior Securities                                     15
Item  4.  Submission of Matters to a Vote of Security Holders                 15
Item  5.  Other Information                                                   15
Item  6.  Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                    16

EXHIBITS                                                                      17
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                   CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 2001 and December 31, 2000 (unaudited)
                     (dollars in thousands, except per share data)


                                                               June 30,   December 31,
                                                              ----------  -------------
Assets                                                           2001         2000
------------------------------------------------------------  ----------  -------------

Cash and due from banks                                       $  29,253         28,157
Interest-bearing deposits with other financial institutions          14             97
Securities:
  - Available for sale, at fair value                               474            450
  - Held-to-maturity (fair value of $106,530 in 2001 and
      $80,881 in 2000)                                          105,302         80,492
Loans:
  Commercial, financial & agricultural                           74,441         65,324
  Commercial mortgage                                           213,285        195,153
  Residential mortgage                                           84,826         81,413
  Consumer-auto indirect                                         91,380         93,746
  Consumer-other                                                 22,294         20,214
  Other                                                             952          1,833
  Loans held for sale                                             6,788          2,288
                                                              ----------  -------------
    Total loans                                                 493,966        459,971
  Less:  Allowance for loan losses                               (5,075)        (4,712)
                                                              ----------  -------------
    Loans - net                                                 488,891        455,259
Premises and equipment - net                                     16,713         15,949
Accrued interest receivable                                       3,165          3,371
Federal Home Loan Bank stock and Federal Reserve Bank stock       3,032          3,032
Other assets                                                      9,219          7,930
                                                              ----------  -------------
        Total Assets                                          $ 656,063        594,737
                                                              ==========  =============



                                          (Continued)



                  CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 2001 and December 31, 2000 (unaudited)
                    (dollars in thousands, except per share data)



                                                             June 30,   December 31,
                                                            ----------  -------------
Liabilities and Stockholders' Equity                           2001         2000
----------------------------------------------------------  ----------  -------------

Deposits:
  Demand:
    Non-interest bearing                                    $  91,900         87,201
    Interest bearing                                           61,200         53,665
  Savings and money market                                    206,229        162,975
  Time deposits                                               217,096        229,672
                                                            ----------  -------------
        Total deposits                                        576,425        533,513
Borrowings                                                     29,321         12,644
Accrued interest payable and other liabilities                  4,380          4,311
                                                            ----------  -------------
        Total Liabilities                                   $ 610,126        550,468
                                                            ----------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 2001 and 2000                      8,110          8,110
  Additional paid-in capital                                    8,532          8,532
  Retained earnings                                            30,341         28,687
  Treasury stock at cost (3,471 share in 2001 and
    3,476 shares in 2000)                                      (1,268)        (1,268)
  Accumulated other comprehensive income                          222            208
                                                            ----------  -------------
        Total Stockholders' Equity                             45,937         44,269
                                                            ----------  -------------
        Total Liabilities and Stockholders' Equity          $ 656,063        594,737
                                                            ==========  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

   For the three and six month periods ended June 30, 2001 and 2000 (Unaudited)
                  (dollars in thousands, except per share data)

                                          Three  months  ended  Six  months  ended
                                                   June  30,         June  30,
                                                2001     2000     2001     2000
                                               -------  -------  -------  -------
Interest income:
  Loans, including fees                        $ 9,532  $ 9,194  $19,281  $17,526
  Securities                                     1,212    1,125    2,367    2,150
  Other                                             12       45       44       47
                                               -------  -------  -------  -------
        Total interest income                   10,756   10,364   21,692   19,723
                                               -------  -------  -------  -------
Interest expense:
  Deposits                                       4,498    4,261    9,302    7,943
  Borrowings                                       105      400      194      816
                                               -------  -------  -------  -------
      Total interest expense                     4,603    4,661    9,496    8,759
                                               -------  -------  -------  -------
      Net interest income                        6,153    5,703   12,196   10,964
Provision for loan losses                          360      308      798      558
                                               -------  -------  -------  -------
      Net interest income after provision for
        loan losses                              5,793    5,395   11,398   10,406
                                               -------  -------  -------  -------

Other income:
  Service charges on deposit accounts            1,158      916    2,236    1,710
  Trust income                                     898      790    1,911    1,622
  Net gain on sale of mortgage loans                23        2       31        3
  Other operating income                           910      601    1,523    1,050
                                               -------  -------  -------  -------
      Total other income                         2,989    2,309    5,701    4,385
                                               -------  -------  -------  -------

Operating expenses:
  Salaries and employee benefits                 3,701    3,519    7,414    7,078
  Occupancy                                      1,309    1,162    2,519    2,217
  Marketing and public relations                   266      229      441      461
  Office supplies, printing and postage            249      228      520      510
  FDIC insurance                                     1       23       50       45
  Other operating expenses                       1,183    1,211    2,437    2,306
                                               -------  -------  -------  -------
      Total operating expenses                   6,709    6,372   13,381   12,617
                                               -------  -------  -------  -------

      Income before income taxes                 2,073    1,332    3,718    2,174
Income taxes                                       618      260    1,104      490
                                               -------  -------  -------  -------
      Net income                               $ 1,455  $ 1,072  $ 2,614  $ 1,684
                                               =======  =======  =======  =======

Basic earnings per share                       $  9.17  $  6.76  $ 16.47  $ 10.63
                                               =======  =======  =======  =======
Diluted earnings per share                     $  9.10  $  6.72  $ 16.36  $ 10.56
                                               =======  =======  =======  =======

See  notes  to  financial  statements



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the six month periods ended June 30, 2001 and 2000 (Unaudited)

                          (dollars in thousands, except per share data)


                                                                         Accumulated
                                                                       Additional Other
                               Common     Paid in  Retained   Treasury   Comprehensive
                               Stock      Capital  Earnings     Stock        Income       Total
                            ------------  -------  ---------  ---------  --------------  -------
Balance at January 1, 2001  $      8,110    8,532    28,687     (1,268)            208   44,269
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $10               -        -         -          -              14       14
    Net income                         -        -     2,614          -               -    2,614
                                                                                         -------
  Total comprehensive
   income                          2,628
                            ------------
  Cash dividend - $6.05
   per share                           -        -      (960)         -               -     (960)
  Sale of 5 shares
   of treasury stock                   -        -         -          -               -        -
                            ------------  -------  ---------  ---------  --------------  -------
Balance at June 30, 2001           8,110    8,532    30,341     (1,268)            222   45,937
                            ============  =======  =========  =========  ==============  =======



Balance at January 1, 2000  $      8,110    8,506    27,087     (1,348)            122   42,477
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $4                -        -         -          -              (3)      (3)
    Net income                         -        -     1,684          -               -    1,684
                                                                                         -------
  Total comprehensive
   income                          1,681
                            ------------
  Cash dividend - $5.95
   per share                           -        -      (944)         -               -     (944)
  Sale of 14 shares
   of treasury stock                   -        2         -          5               -        7
                            ------------  -------  ---------  ---------  --------------  -------
Balance at June 30, 2000           8,110    8,508    27,827     (1,343)            119   43,221
                            ============  =======  =========  =========  ==============  =======


See  notes  to  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the six month periods ended June 30, 2001 and 2000 (Unaudited)

                             (dollars in thousands)



                                                             2001       2000
                                                          ----------  ---------
Cash flow from operating activities:
  Net income                                              $   2,614   $  1,684
  Adjustments to reconcile net income to
    net cash used by operating activities:
    Depreciation, amortization and accretion                    728        945
    Provision for loan losses                                   798        558
    Deferred income taxes                                      (106)      (193)
    Income from minority owned entities                         (33)         -
    Originations of loans held for sale                     (44,749)   (30,220)
    Proceeds from sale of loans held for sale                40,249     27,544
    Increase in accrued interest receivable
      and other assets                                         (218)      (964)
    Increase (decrease) in accrued interest payable and
     other liabilities                                           69       (216)
                                                          ----------  ---------
      Net cash used by operating activities                    (648)      (862)
                                                          ----------  ---------

Cash flow from investing activities:
  Sale of FHLB stock                                              -        550
  Securities held to maturity:
    Proceeds from maturities and calls                       86,138     34,337
    Purchases                                              (110,438)   (40,706)
  Loans originated - net                                    (29,930)   (41,677)
  Fixed asset purchases - net                                (1,927)    (2,459)
  Investment in minority owned entity and others               (817)      (216)
  Cash received from sale of other real estate                    6         13
                                                          ----------  ---------
      Net cash used by investing activities                 (56,968)   (50,158)
                                                          ----------  ---------

Cash flow from financing activities:
  Net increase in demand, savings and money
    market deposits                                          55,488     27,934
  Net increase (decrease) in time deposits                  (12,576)    25,092
  Proceeds from (repayments of) overnight borrowings         17,800        270
  Principal repayments on long-term borrowings               (1,123)    (2,721)
  Proceeds from sale of treasury stock                            -          7
  Dividends paid                                               (960)      (944)
                                                          ----------  ---------
      Net cash provided by financing activities              58,629     49,638
                                                          ----------  ---------

      Net increase (decrease) in cash & cash equivalents      1,013     (1,382)
  Cash & cash equivalents - beginning of period              28,254     26,834
                                                          ----------  ---------
  Cash & cash equivalents - end of period                 $  29,267   $ 25,452
                                                          ==========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                              $   9,378   $  8,260
                                                          ==========  =========
    Income taxes                                          $   1,174   $    719
                                                          ==========  =========


See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.


(2)     Dividends  Per  Share
        ---------------------

The Company declared a semi-annual $6.05 per share dividend on common stock on July 11, 2001, payable August 1, 2001 to shareholders of record July 11, 2001. The Company also declared a semi-annual $6.05 per share dividend on common stock on January 17, 2001, and paid February 1, 2001 to shareholders of record January 17, 2001.


(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three and six-month periods ended June 30, 2001 and 2000 follow (dollars in thousands, except share data):




For the three months ended June 30,               2001      2000
                                                --------  --------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,455  $  1,072
  Weighted average common shares outstanding     158,734   158,495
                                                --------  --------
      Basic earnings per share:                 $   9.17  $   6.76
                                                ========  ========


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,455  $  1,072
  Weighted average common shares outstanding     158,734   158,495
  Effect of assumed exercise of stock options      1,076     1,056
                                                --------  --------
    Total                                        159,810   159,551
                                                --------  --------
      Diluted earnings per share:               $   9.10  $   6.72
                                                ========  ========

        ---------------------------------




For the six months ended June 30,                 2001     2000
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  2,614    1,684
  Weighted average common shares outstanding     158,733  158,489
                                                --------  -------
      Basic earnings per share:                 $  16.47    10.63
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  2,614    1,684
  Weighted average common shares outstanding     158,733  158,489
  Effect of assumed exercise of stock options      1,019    1,010
                                                --------  -------
    Total                                        159,752  159,499
                                                --------  -------
      Diluted earnings per share:               $  16.36    10.56
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




For the six months ended June 30,   2001    2000
                                   ------  ------
Net income:
  As reported                      $2,614  $1,684
  Pro forma                         2,449   1,552

Earnings per share:
  As reported:
    Basic                          $16.47  $10.63
    Diluted                         16.36   10.56
  Pro forma:
    Basic                          $15.43  $ 9.79
    Diluted                         15.33    9.72



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

(5)     Contract  Termination  Costs
        ----------------------------

During the three and six months ended June 30, 2001, the Company paid $0.03 million and $0.06 million, respectively, from the contract termination liability accrued in the fourth quarter of 2000 related to the realignment of the Company's credit card activity. The balance of the liability at June 30, 2001 was $0.4 million and is expected to be fully paid in 2001.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        June  30,  2001

The following is management's discussion and analysis of the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 2000 contained in the Company's Form 10-K and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's financial position or operating results.


Overview
--------

The Company's assets grew to $656.1 million at the end of the first half of 2001. This represents a 10.3% increase over year-end 2000 and a 14.5% increase over the June 30, 2000 balance. Net income grew 55.2% to $2.6 million for the first six months of 2001 compared to $1.7 million for the same period of 2000. These results are on budget and are reflective of the growth in earning assets, offset by a only a 6.1% growth in operating expenses year-on-year.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Three  months  ended  June  30,  2001
-------------------------------------

As of June 30, 2001, total assets of the Company were $656.1 million, up from $621.7 million at March 31, 2001. Cash and equivalents increased $2.5 million to $29.3 million, due to increased cash reserve requirements associated with deposit growth. During the quarter, municipalities continued to increase their deposits, resulting in a corresponding increase in the Company's security portfolio used to collateralize these deposits. Securities increased $5.1 million to $105.8 million. Net loans increased $25.9 million to $488.9 million, and all other assets rose $0.1 million to $32.1 million, reflective of earning asset and branch network growth.

Total deposits at June 30, 2001 were $576.4 million and were up $12.8 million from March 31, 2001. The newest eight offices contributed $14.9 million of the quarter's deposit growth, while the remaining offices showed a modest $0.9 million increase. Additionally, $3.0 million of nationally marketed time deposits matured during the quarter. Due to the local deposit growth, management did not renew these time deposits, but management does anticipate selling some nationally marketed time deposits in the third quarter of 2001. The growth in deposits was used to fund the quarter's loan portfolio growth. Overall deposit growth during the quarter came almost entirely from interest-bearing accounts. Many municipalities shifted balances from time deposits to money market accounts following the Company's introduction of a new deposit account. For the quarter, borrowings (primarily from the FHLB) were up $20.1 million to $29.3 million; used to fund loan growth. Other liabilities increased by $0.1 million to $4.4 million, largely due to bonus and retirement accruals.

Net interest income, accounting for 67% of the Company's revenue, increased $0.5 million or 7.9% for the quarter over the same quarter in 2000. For the quarter ended June 30, 2001, average interest earning assets increased $56.6 million to $583.2 million from $526.6 million for the 2000 quarter. The yields on these assets were 7.38% and 7.87%, respectively; the decrease resulting from an overall decline in general interest rates, following the Federal Reserve Board's 275 basis point rate reduction since the beginning of 2001. For the same periods, average interest bearing liabilities increased $48.1 million to $495.9 million from $447.8 million. Rates paid on these liabilities were 3.71% and 4.16%, respectively, also reflecting rate decreases. The resulting 4 basis point drop in interest spread had a $.1 million negative impact on net interest income for the quarter ended June 30, 2001. The growth in interest earnings assets and interest bearing liabilities had a $0.6 million positive impact on net interest income. In the second quarter of 2001 the Company's net interest margin declined to 4.22% from 4.33% for the same quarter in 2000. This declining trend in net interest margin is expected to continue through 2001 as declining market interest rates are expected to impact earning assets more than interest-bearing liabilities. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended June 30, 2001 increased $ 0.7 million to $3.0 million over the same quarter in 2000. The increase was reflected in all major categories: service charges-attributed to increased transaction volume, fees and the number of customer accounts; trust income-attributed to growth in assets under management; net gain on the sale of mortgage loans and other operating income-attributed to increased mortgage banking originations, reflective of higher mortgage refinancing activity due to the lower rate environment. Operating expenses increased $0.3 million or 5.3% for the quarter ended June 30, 2001 to $6.7 million versus $6.4 million for the 2000 second quarter. This modest increase compares favorably to year-on-year asset growth of 14.5%. While increases came in nearly all expense categories, the results of 2000's efforts to control expense growth are now being realized in 2001. Management believes expenses will continue to increase throughout the year, but at a slower rate than asset growth.
The Company's quarterly effective tax rate was 29.8% in 2001 versus 19.6% in 2000. The increase in the effective tax rate is due to a decrease in non-taxable income as a percent of total pre-tax income. In 2001, non-taxable income accounted for 20.3% of pre-tax income, while in 2000, non-taxable income accounted for 37.1% of pre-tax income. Management anticipates the effective tax rate will remain near 30% for the rest of 2001.
Six  months  ended  June  30,  2001
-----------------------------------

Total assets of the Company grew $61.3 million or 10.3% for the first half of 2001. Cash and equivalents decreased $1.0 million to $29.3 million. Securities increased $24.8 million to $105.8 million to allow for collateralization of municipal deposits. Net loans increased $33.6 million to $488.9 million on strong commercial and mortgage demand, and all other assets rose $1.8 million to $32.1 million.

Total deposits at June 30, 2001 were $576.4 million and were up $42.9 million from December 31, 2000. A substantial portion of the deposit growth came from municipalities. The Company is marketing its financial services to local governments in its newly expanded Monroe County market as well as expanding existing relationships in Ontario County. For the same period, borrowings (primarily from the FHLB) were up $16.7 million to $29.3 million. Other liabilities increased by $0.1 million to $4.4 million. The increase in borrowings partially funded securities and loan growth, with the remaining funding coming from deposit growth.

For the six months ended June 30, 2001, average interest-earning assets, increased $62.0 million to $569.4 million from $507.4 million for the 2000 first half. The yields on these assets were 7.62% and 7.77%, respectively; the decline resulting from overall market rate reductions in 2001 versus 2000. For the same periods, average interest-bearing liabilities increased $51.0 million to $482.5 million from $431.5. Rates paid on these liabilities were 3.94% and 4.06%, respectively, also reflecting general market rate decreases. The resulting 3 basis point drop in interest spread had a $0.1 million negative impact on net interest income for the six-months ended June 30, 2001. The growth in interest earnings assets and interest bearing liabilities had a $1.3 million positive impact on net interest income. In the first half of 2001 the Company's net interest margin declined to 4.28% from 4.32% for the same period in 2000. Margin is likely to continue declining over the year due to the impact of falling market interest rates. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the six months ended June 30, 2001 increased $1.3 million to $5.7 million over the same period in 2000. The increase came in all categories. Refer to three-month discussion above.
Operating expenses increased $0.8 million for the six-month period ended June 30, 2001 to $13.4 million versus $12.6 million for the 2000 first half. Refer to three-month discussion above.

The Company's effective tax rate was 29.7% in 2001 versus 22.5% in 2000. Refer to three-month discussion above.

Liquidity
---------

The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the six-months ended June 30, 2001 the Company generated $1.0 million in net cash and equivalents versus using $1.4 million for the same period in 2000. The overall increase in cash and equivalents in 2001 is primarily related to increases in customer deposit balances.

Net cash used by operating activities was $.06 million in 2001. In the first half of 2000 the Company used $0.9 million of cash and equivalents in its operating activities. Both the largest source and use of operating cash in 2001 and 2000 were mortgage-banking activity. However, activity in 2001 was nearly 50% higher than that of 2000's, reflective of the pick-up in mortgage refinancings due to market interest rate reductions. Because all non-portfolio mortgages are pre-sold to investors, the Company limits its credit, liquidity and interest rate risk.

Cash used by investing activities increased in 2001 to $57.0 million from $50.2 million in 2000. The increase came from higher security purchases, offset somewhat by lower loan growth. The Company's fixed asset investing activities continued, but at a slower pace than in 2000. Fewer banking offices were under renovation in 2001 than 2000, although the Company did purchase its Pittsford banking office during 2001 for approximately $1.0 million.

Cash provided by financing activities was $58.6 million in 2001 versus $49.6 million in 2000. Deposits continue to be the Company's main source of financing, with borrowings contributing a lesser amount.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At June 30, 2001 residential mortgage loans with a carrying value of approximately $36.5 million were pledged as collateral for the Bank's advances from the Federal Home Loan Bank. Approximately $8.4 million was available for additional borrowing. Indirect automobile loans with a carrying value of approximately $87.1 million were pledged as collateral for a $69.7 million line of credit from the Federal Reserve Bank of New York.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which is composed of select members of management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered CD's.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
The Company's interest rate risk profile has changed little since December 31, 2000 with net interest earnings projections reflecting a minor decrease when applying an expected. Continuing falling interest rate environment through the remainder of 2001.

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


As of June 30, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. However, the Bank's asset growth in 2001 is anticipated to exceed its capital formation, which will result in a continuing trend towards declining capital ratios. Management will closely monitor capital levels at the Bank.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the six-month periods ended June 30, 2001 and 2000 follow (dollars in thousands):




                                                            June 30,
                                                     -------------------
                                                        2001      2000
                                                     ----------  -------
Balance at beginning of period                       $   4,712   $4,136
Provision for loan losses                                  798      558
Loans charged off                                         (611)    (420)
Recoveries on loans previously charged off                 176      312
                                                     ----------  -------
Balance at end of period                             $   5,075   $4,586
                                                     ==========  =======

Allowance as a percentage of total period end loans       1.03%    1.04%
                                                     ==========  =======

Allowance as a percentage of non performing loans        194.5%   111.3%
                                                     ==========  =======



The increase in the provision for loan losses from first half of 2000 to the first half of 2001 is related to the increase in net-chargeoffs over 2000 (as seen in the table above). The increase in the allowance for loan losses from $4.6 million at June 30, 2000 to $5.1 million at June 30, 2001 is due to overall loan portfolio growth.

At June 30, 2001, the recorded investment in loans that are considered impaired totaled $2.4 million as compared to $3.2 million at December 31, 2000 and $3.2 million at June 30, 2000. The average recorded investment in impaired loans during the six-month periods ended June 30, 2001 and 2000 were approximately $2.6 million and $2.5 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans decreased over the twelve-month period by $1.5 million to $2.6 million at June 30, 2001 as compared to $4.1 million at June 30, 2000. The decrease came primarily from commercial real estate loans and is mainly attributable to two relationships. Non-performing loans represent .53% of the total loan portfolio at June 30, 2001 as compared to .93% at June 30, 2000.

At June 30, 2001, other real estate owned consisted of three commercial real estate parcels, totaling $1.5 million. These are the same three parcels that were in other real estate owned at June 30, 2000. The balance reduction is due to cash proceeds from sales of a portion of the properties and from lease payments. Management continues efforts to liquidate these assets.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                      June 30,
                                                -------------------
                                                   2001      2000
                                                ----------  -------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $      58   $    -
Real estate-commercial                                  -      786
Real estate-residential                                 -        -
Consumer                                               97      116
                                                ----------  -------
Total past due 90 days or more and
  accruing                                            155      902
                                                ----------  -------

Loans in non-accrual status
Commercial, financial & agricultural                1,023      935
Real estate-commercial                              1,156    1,919
Real estate-residential                               275      365
                                                ----------  -------
Total non-accrual loans                             2,454    3,219
                                                ----------  -------
Total non-performing loans                          2,609    4,121
                                                ----------  -------

Other real estate owned - commercial                1,460    1,638
                                                ----------  -------

Total non-performing assets                     $   4,069   $5,759
                                                ==========  =======

Non performing loans to total period-end loans       0.53%    0.93%
                                                ==========  =======

Non performing assets to total period-end
  loans and other real estate                        0.82%    1.28%
                                                ==========  =======


The  Company  has  no  restructured  loans.



New  Accounting  Pronouncements
-------------------------------

     In June, 2001 the Financial Accounting Standards Board issued three accounting standards:

     Statement 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Because of its prospective adoption, the standard had no impact on the Company's financial condition or results of operations through June 30, 2001. Its impact on the Company will be dependent upon future business combinations, if any.

     Statement 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this standard on January 1, 2002. At June 30, 2001, the Company had less than $0.1 million in unamortized goodwill, most of which will be amortized by December 31, 2001.

     Statement 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and accrete the liability over time. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard, effective for the Company's 2003 fiscal year, is not expected to impact the Company's financial position or results of operations.

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



                August 13, 2001          /s/ George W. Hamlin, IV
                ---------------          ------------------------
                  Date          George W. Hamlin, IV, President


                 August 13, 2001          /s/ Gregory S. MacKay
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