Form 10-Q
period 2001-09-30
CANANDAIGUA NATIONAL CORP
filed 2001-11-14
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  September  30,  2001
                                    --------------------

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














































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 2001

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  September  30,  2001
  and  December 31, 2000.                                                      1

Condensed  consolidated  statements  of  income  for  the  three  and  nine
  month  periods ended September 30, 2001 and 2000.                            3

Consolidated  statements  of  stockholders'  equity
  for  the nine-month periods ended September 30, 2001 and 2000.               4

Consolidated  statements  of  cash  flows  for  the  nine-
  month  periods ended September 30, 2001 and 2000.                            5

Notes  to financial statements                                                 6


Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         9

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        12
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   16
Item  2.  Changes in Securities and Use of Proceeds                           16
Item  3.  Defaults Upon Senior Securities                                     16
Item  4.  Submission of Matters to a Vote of Security Holders                 16
Item  5.  Other Information                                                   16
Item  6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

EXHIBITS                                                                      18
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                      CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000 (unaudited)
                        (dollars in thousands, except per share data)


                                                               September 30,   December 31,
                                                              ---------------  -------------
Assets                                                             2001            2000
------------------------------------------------------------  ---------------  -------------

Cash and due from banks                                       $       33,330         28,157
Interest-bearing deposits with other financial institutions            3,774             97
Securities:
  - Available for sale, at fair value                                    528            450
  - Held-to-maturity (fair value of $100,692 in 2001 and
      $80,881 in 2000)                                                98,764         80,492
Loans:
  Commercial, financial & agricultural                                74,070         65,324
  Commercial mortgage                                                231,731        195,153
  Residential mortgage                                                85,844         81,413
  Consumer-auto indirect                                              92,704         93,746
  Consumer-other                                                      24,764         20,214
  Other                                                                  896          1,833
  Loans held for sale                                                  2,750          2,288
                                                              ---------------  -------------
    Total loans                                                      512,759        459,971
  Less:  Allowance for loan losses                                    (5,356)        (4,712)
                                                              ---------------  -------------
    Loans - net                                                      507,403        455,259
Premises and equipment - net                                          16,858         15,949
Accrued interest receivable                                            3,590          3,371
Federal Home Loan Bank stock and Federal Reserve Bank stock            2,013          3,032
Other assets                                                           9,255          7,930
                                                              ---------------  -------------
        Total Assets                                          $      675,515        594,737
                                                              ===============  =============



                                          (Continued)



                     CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 2001 and December 31, 2000 (unaudited)
                       (dollars in thousands, except per share data)



                                                             September 30,   December 31,
                                                            ---------------  -------------
Liabilities and Stockholders' Equity                             2001            2000
----------------------------------------------------------  ---------------  -------------

Deposits:
  Demand:
    Non-interest bearing                                    $       94,302         87,201
    Interest bearing                                                62,231         53,665
  Savings and money market                                         226,806        162,975
  Time deposits                                                    224,463        229,672
                                                            ---------------  -------------
        Total deposits                                             607,802        533,513
Borrowings                                                          16,109         12,644
Accrued interest payable and other liabilities                       4,717          4,311
                                                            ---------------  -------------
        Total Liabilities                                   $      628,628        550,468
                                                            ---------------  -------------


Stockholders' Equity:
  Common stock, $50 par value; 240,000 shares authorized;
    162,208 shares issued in 2001 and 2000                           8,110          8,110
  Additional paid-in capital                                         8,532          8,532
  Retained earnings                                                 31,257         28,687
  Treasury stock at cost (3,471 shares in 2001 and
    3,476 shares in 2000)                                           (1,267)        (1,268)
  Accumulated other comprehensive income                               255            208
                                                            ---------------  -------------
        Total Stockholders' Equity                                  46,887         44,269
                                                            ---------------  -------------
        Total Liabilities and Stockholders' Equity          $      675,515        594,737
                                                            ===============  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       For the three and nine month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                  (dollars in thousands, except per share data)

                                           Three months ended  Nine months ended
                                               September  30,     September  30,
                                                2001     2000     2001     2000
                                               -------  -------  -------  -------
Interest income:
  Loans, including fees                        $ 9,965  $ 9,856  $29,507  $27,382
  Securities                                     1,153    1,048    3,520    3,198
  Other                                             44       26       88       73
                                               -------  -------  -------  -------
        Total interest income                   11,162   10,930   33,115   30,653
                                               -------  -------  -------  -------
Interest expense:
  Deposits                                       4,239    4,548   13,541   12,491
  Borrowings                                       173      343      367    1,159
                                               -------  -------  -------  -------
      Total interest expense                     4,412    4,891   13,908   13,650
                                               -------  -------  -------  -------
      Net interest income                        6,750    6,039   19,207   17,003
Provision for loan losses                          379      270    1,177      828
                                               -------  -------  -------  -------
      Net interest income after provision for
        loan losses                              6,371    5,769   18,030   16,175
                                               -------  -------  -------  -------

Other income:
  Service charges on deposit accounts            1,119      984    3,355    2,694
  Trust income                                     832      806    2,743    2,428
  Net gain on sale of mortgage loans                99        8      130       11
  Other operating income                           572      606    1,834    1,656
                                               -------  -------  -------  -------
      Total other income                         2,622    2,404    8,062    6,789
                                               -------  -------  -------  -------

Operating expenses:
  Salaries and employee benefits                 3,609    3,620   11,023   10,698
  Occupancy                                      1,245    1,229    3,764    3,446
  Marketing and public relations                   206      132      647      593
  Office supplies, printing and postage            278      223      798      733
  FDIC insurance                                    26       12       76       57
  Other operating expenses                         977    1,196    3,414    3,502
                                               -------  -------  -------  -------
      Total operating expenses                   6,341    6,412   19,722   19,029
                                               -------  -------  -------  -------

      Income before income taxes                 2,652    1,761    6,370    3,935
Income taxes                                       775      347    1,879      837
                                               -------  -------  -------  -------
      Net income                               $ 1,877  $ 1,414  $ 4,491  $ 3,098
                                               =======  =======  =======  =======

Basic earnings per share                       $ 11.82  $  8.92  $ 28.29  $ 19.55
                                               =======  =======  =======  =======
Diluted earnings per share                     $ 11.74  $  8.87  $ 28.11  $ 19.43
                                               =======  =======  =======  =======

See  notes  to  financial  statements



                         CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the nine month periods ended September 30, 2001 and 2000 (Unaudited)

                           (dollars in thousands, except per share data)


                                                                             Accumulated
                                           Additional                          Other
                                  Common     Paid in  Retained   Treasury   Comprehensive
                                  Stock      Capital  Earnings     Stock       Income       Total
                               ------------  -------  ---------  ---------  -------------  -------
Balance at January 1, 2001     $      8,110    8,532    28,687     (1,268)            208  44,269
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $10                  -        -         -          -              47      47
    Net income                            -        -     4,491          -               -   4,491
                                                                                           -------
  Total comprehensive
   income                             4,538
                               ------------
  Cash dividend - $12.10
   per share                              -        -    (1,921)         -               -  (1,921)
  Sale of 5 shares
   of treasury stock                      -        -         -          1               -       1
                               ------------  -------  ---------  ---------  -------------  -------
Balance at September 30, 2001         8,110    8,532    31,257     (1,267)            255  46,887
                               ============  =======  =========  =========  =============  =======



Balance at January 1, 2000     $      8,110    8,506    27,087     (1,348)            122  42,477
  Comprehensive income:
    Change in unrealized
     gain on securities
     Available for sale,
     net of taxes of $22                  -        -         -          -              32      32
    Net income                            -        -     3,098          -               -   3,098
                                                                                           -------
  Total comprehensive
   Income                             3,130
                               ------------
  Cash dividend - $11.90
   per share                              -        -    (1,887)         -               -  (1,887)
  Sale of 14 shares
   of treasury stock                      -        2         -          5               -       7
                               ------------  -------  ---------  ---------  -------------  -------
Balance at September 30, 2000         8,110    8,508    28,298     (1,343)            154  43,727
                               ============  =======  =========  =========  =============  =======
















See  notes  to  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

    For the nine month periods ended September 30, 2001 and 2000 (Unaudited)

                             (dollars in thousands)



                                                         2001       2000
                                                      ----------  ---------
Cash flow from operating activities:
  Net income                                          $   4,491   $  3,098
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation, amortization and accretion              1,158      1,536
    Provision for loan losses                             1,177        828
    Deferred income taxes                                  (157)      (305)
    Income from minority owned entities                     (73)         -
    Originations of loans held for sale                 (77,970)   (45,700)
    Proceeds from sale of loans held for sale            77,508     44,076
    Increase in accrued interest receivable
      and other assets                                     (405)    (2,389)
    Increase in accrued interest payable and
     other liabilities                                      406        105
                                                      ----------  ---------
      Net cash provided by operating activities           6,135      1,249
                                                      ----------  ---------

Cash flow from investing activities:
  Sale of FHLB and FRB stock - net                        1,019        558
  Securities held to maturity:
    Proceeds from maturities and calls                  139,498     48,304
    Purchases                                          (157,075)   (51,488)
  Loans originated - net                                (53,025)   (57,293)
  Fixed asset purchases - net                            (2,662)    (3,925)
  Investment in minority owned entity and others           (884)         -
  Cash received from sale of other real estate               10         45
                                                      ----------  ---------
      Net cash used by investing activities             (73,119)   (63,799)
                                                      ----------  ---------

Cash flow from financing activities:
  Net increase in demand, savings and money
    market deposits                                      69,080     22,692
  Net increase in time deposits                           5,209     45,688
  Proceeds from (repayments of) overnight borrowings    (10,400)     8,270
  Proceeds from (repayments of) term borrowings          13,865    (10,032)
  Proceeds from sale of treasury stock                        1          7
  Dividends paid                                         (1,921)    (1,887)
                                                      ----------  ---------
      Net cash provided by financing activities          75,834     64,738
                                                      ----------  ---------

      Net increase in cash & cash equivalents             8,850      2,188
  Cash & cash equivalents - beginning of period          28,254     26,834
                                                      ----------  ---------
  Cash & cash equivalents - end of period             $  37,104   $ 29,022
                                                      ==========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                          $  14,121   $ 13,320
                                                      ==========  =========
    Income taxes                                      $   1,990   $  1,175
                                                      ==========  =========


See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)


(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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


(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three and nine-month periods ended September 30, 2001 and 2000 follow (dollars in thousands, except share data):




For the three months ended September 30,          2001      2000
                                                --------  --------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,877  $  1,414
  Weighted average common shares outstanding     158,737   158,497
                                                --------  --------
      Basic earnings per share:                 $  11.82  $   8.92
                                                ========  ========


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,877  $  1,414
  Weighted average common shares outstanding     158,737   158,497
  Effect of assumed exercise of stock options      1,127       961
                                                --------  --------
    Total                                        159,864   159,458
                                                --------  --------
      Diluted earnings per share:               $  11.74  $   8.87
                                                ========  ========

        ---------------------------------


For the nine months ended September 30,           2001     2000
                                                --------  -------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  4,491    3,098
  Weighted average common shares outstanding     158,734  158,492
                                                --------  -------
      Basic earnings per share:                 $  28.29    19.55
                                                ========  =======


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  4,491    3,098
  Weighted average common shares outstanding     158,734  158,492
  Effect of assumed exercise of stock options      1,056      993
                                                --------  -------
    Total                                        159,790  159,485
                                                --------  -------
      Diluted earnings per share:               $  28.11    19.43
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




For the nine months ended September 30,   2001    2000
                                         ------  ------
Net income:
  As reported                            $4,491  $3,098
  Pro forma                               4,326   2,966

Earnings per share:
  As reported:
    Basic                                $28.29  $19.55
    Diluted                               28.11   19.43
  Pro forma:
    Basic                                $27.25  $18.71
    Diluted                               27.07   18.60



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

(5)     Contract  Termination  Costs
        ----------------------------

Since the Company's credit card portfolios sales will occur approximately one year later than originally estimated by management, the estimated contract termination costs will be lower. As a result, the Company reversed $0.2 million of the contract termination reserve to "Other operating expenses" on the September 30, 2001 Condensed Consolidated Statement of Income. For the three and nine months ended September 30, 2001, the Company paid $0.03 million and $0.06 million, respectively, from the accrued contract termination liability. The balance of the liability at September 30, 2001 was $0.1 million and is expected to be fully paid in 2002. The expected portfolios sales dates are fourth quarter of 2001 for the business portfolio (approximately $0.5 million) and first quarter of 2002 for the consumer portfolio (approximately $2.0 million).


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        September  30,  2001

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


Overview
--------

The Company's assets grew to $675.5 million at September 30, 2001. This represents a 13.6% increase over year-end 2000 and a 14.5% increase over the September 30, 2000 balance. Net income grew 45.0% to $4.5 million for the first nine months of 2001 compared to $3.1 million for the same period of 2000. These results are slightly ahead of budget and are reflective of the growth in earning assets, offset by a modest 3.6% growth in operating expenses year-on-year.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

Three  months  ended  September  30,  2001
------------------------------------------

As of September 30, 2001, total assets of the Company were $675.5 million, up from $656.1 million at June 30, 2001. Cash and equivalents increased $7.8 million to $37.1 million, due to increased cash reserve requirements associated with deposit growth and cash in interest bearing bank accounts awaiting reinvestment. During the quarter, municipal deposits increased, however, the Company's total security portfolio, including securities used to collateralize these deposits, decreased as excess collateral was not replaced upon its maturity. Securities decreased $6.5 million to $99.3 million. Net loans increased $18.5 million to $507.4 million, and all other assets declined $0.4 million to $31.7 million.

Total deposits at September 30, 2001 were $607.8 million and were up $31.4 million from June 30, 2001. The newest eight offices contributed $7.7 million of the quarter's deposit growth, while the remaining offices showed a $14.6 million increase. Municipal deposits increased $5.0 million and nationally marketed time deposits increased $4.1 million. From time to time, management may issue nationally marketed time deposits depending upon the interest rate environment and/or the need for balance sheet liquidity. The growth in deposits was used to fund the quarter's loan portfolio growth. Overall deposit growth during the quarter came almost entirely from interest-bearing accounts. Also, municipalities continued shifting balances from time deposits to money market accounts following the Company's introduction of its new municipal deposit account. For the quarter, borrowings (primarily from the FHLB) were down $13.2 million to $16.1 million, liquidated through deposit growth. Other liabilities increased by $0.3 million to $4.7 million, largely due to bonus and retirement accruals.

Net interest income, accounting for over 70% of the Company's revenue, increased $0.7 million or 11.8% for the quarter over the same quarter in 2000. For the quarter ended September 30, 2001, average interest earning assets increased $74.7 million to $607.9 million from $533.2 million for the 2000 quarter. The yields on these assets were 7.34% and 8.20%, respectively, the decrease resulting from an overall decline in general interest rates, following the Federal Reserve Board's 350 basis point rate reduction since the beginning of 2001. For the same periods, average interest bearing liabilities increased $65.9 million to $515.7 million from $449.8 million. Rates paid on these liabilities were 3.42% and 4.35%, respectively, also reflecting rate decreases. While the interest spread increased 7 basis points, net interest margin (portfolio profit margin) decreased 9 basis points, having a $0.2 million negative impact on net interest income for the quarter ended September 30, 2001. The growth in interest earnings assets and interest bearing liabilities had a $0.9 million positive impact on net interest income. The declining trend in net interest margin is expected to continue through 2001 as declining market interest  rates  are  expected  to  impact  earning  assets  greater than interest-bearing liabilities. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.
Other income for the quarter ended September 30, 2001 increased $ 0.2 million to $2.6 million over the same quarter in 2000. The increase was reflected in nearly all major categories: service charges-attributed to increased transaction volume, fees and the number of customer accounts; trust income-attributed to growth in assets under management; net gain on the sale of mortgage loans. Other operating income was down.
Operating  expenses  decreased  $0.1  million  or  1.1%  for  the  quarter ended
September 30, 2001 to $6.3 million versus $6.4 million for the 2000 second quarter. Included in the decrease is the $0.2 million reversal of a portion of the contract termination reserve established at year end (see Note 5). Excluding this reserve, operating expenses would have increased only $0.2 million or 2.5% for the quarter. This modest increase compares favorably to year-on-year asset growth of 14.5%. Increases came in nearly all expense categories, except salaries and employee benefits. The results of 2000's efforts to control expense growth are being realized in 2001. Management believes expenses will continue to increase throughout the year, but at a slower rate than balance sheet growth.
The Company's quarterly effective tax rate was 29.2% in 2001 versus 19.7% in 2000. The increase in the effective tax rate is due to a decrease in non-taxable income as a percent of total pre-tax income. In 2001, non-taxable income accounted for 18.6% of pre-tax income, while in 2000, non-taxable income accounted for 50.7% of pre-tax income. Management anticipates the effective tax rate will remain near 30% for the rest of 2001.
Nine  months  ended  September  30,  2001
-----------------------------------------

Total assets of the Company grew $80.8 million or 13.6% through September 30, 2001. Cash and equivalents increased $8.9 million to $37.1 million. Securities increased $18.4 million to $99.3 million to allow for collateralization of municipal deposits. Net loans increased $52.1 million to $507.4 million on strong commercial and mortgage demand, and all other assets rose $1.4 million to $31.7 million.

Total deposits at September 30, 2001 were $607.8 million and were up $74.3 million from December 31, 2000. A substantial portion (22.7%) of the deposit growth came from municipalities. The Company is marketing its financial services to local governments in its newly expanded Monroe County market as well as expanding existing relationships in Ontario County. For the same period, borrowings (primarily from the FHLB) were up $3.5 million to $16.1 million. Other liabilities increased by $0.4 million to $4.7 million. The increase in borrowings partially funded securities and loan growth, with the remaining funding coming from deposit growth.

For the nine months ended September 30, 2001, average interest-earning assets, increased $66.2 million to $582.2 million from $516.0 million at September 30, 2000. The yields on these assets were 7.58% and 7.92%, respectively, the decline resulting from overall market rate reductions in 2001 versus 2000. For the same periods, average interest-bearing liabilities increased $56.0 million to $493.6 million from $437.6 million. Rates paid on these liabilities were 3.76% and 4.16%, respectively, also reflecting general market rate decreases.
While the interest spread increased 6 basis points, net interest margin (portfolio profit margin) increased only 1 basis point, having an immaterial impact on net interest income for the year to date 2001. The growth in interest earnings assets and interest bearing liabilities had a $2.2 million positive impact on net interest income. During the first nine months of 2001 the Company's net interest margin increased to 4.40% from 4.39% for the same period in 2000. Margin is likely to decline, though, for the remainder of the year due to the impact of falling market interest rates. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the nine months ended September 30, 2001 increased $1.3 million to $8.1 million over the same period in 2000. The increase came in all categories. Refer to three-month discussion above.
Operating expenses increased $0.7 million for the nine-month period ended September 30, 2001 to $19.7 million versus $19.0 million for the 2000 first half. Refer to three-month discussion above.

The Company's effective tax rate was 29.5% in 2001 versus 21.3% in 2000. Refer to three-month discussion above.

Liquidity
---------

The Board of Directors has set general liquidity standards for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company. For the nine-months ended September 30, 2001 the Company generated $8.9 million in net cash and equivalents versus $2.2 million for the same period in 2000. The overall increase in cash and equivalents in 2001 is primarily related to increases in net income and customer deposits.

Net cash provided by operating activities was $6.1 million for the year to date 2001. For the same period in 2000 operations provided $1.2 million of cash and equivalents. Both the largest source and use of operating cash in 2001 and 2000 were mortgage-banking activity. However, activity in 2001 was 70% higher than that of 2000's, reflective of the pick-up in mortgage refinancings due to market interest rate reductions. Because all non-portfolio mortgages are pre-sold to investors, the Company limits its credit, liquidity and interest rate risk on these assets.

Cash used by investing activities increased in 2001 to $73.1 million from $63.8 million in 2000. The increase came from higher net security purchases, offset somewhat by lower loan growth. The Company's fixed asset investing activities continued, but at a slower pace than in 2000. Fewer banking offices were under renovation in 2001 than 2000, although the Company did purchase its Pittsford banking office during 2001 for approximately $1.0 million and opened its newly constructed Honeoye Falls office. Renovations were also completed at the Victor office.

Cash provided by financing activities was $75.8 million in 2001 versus $64.7 million in 2000. Deposits continue to be the Company's main source of financing, with borrowings contributing a lesser amount.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At September 30, 2001 residential mortgage loans with a carrying value of approximately $22.0 million were pledged as collateral for the Bank's advances from the Federal Home Loan Bank. Approximately $22.0 million was available for additional borrowing. Indirect automobile loans with a carrying value of approximately $88.9 million were pledged as collateral for a $71.1 million line of credit from the Federal Reserve Bank of New York.

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

Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO), which is composed of select members of management and reports to the Board of Directors, monitors and manages interest rate risk to maintain an acceptable level of change to net interest income as a result of changes in interest rates.
Management of the Company's interest rate risk, requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risk associated with available alternatives. Since the Company does not utilize derivative instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products,
(2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.
The Company's interest rate risk profile has changed little since December 31, 2000 with net interest earnings projections reflecting a minor decrease when applying an expected falling interest rate environment through the remainder of 2001.

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

As of September 30, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "adequately" capitalized under the regulatory framework for prompt corrective action. This classification is lower than "well" capitalized, the categorization of the Bank last quarter. As previously reported, the Bank's asset growth in 2001 was anticipated to exceed its capital formation, which would result in a continuing trend towards declining capital ratios. The decline from well- to adequately-capitalized primarily has two impacts on the Bank and Company: (1) FDIC insurance is expected to increase on an annual basis by approximately $0.1 million. (2) For the Bank to renew or reissue brokered time deposits, it will be required to obtain approval from the FDIC. Management does not believe either of these items will materially impact the Company or Bank's financial condition, operations or liquidity.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources including commitments and other extensions of credit, guarantees and standby letters of credit. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

A process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process consists of the identification of specific reserves for identified problem loans and the calculation of general reserves, which is a formula-driven allocation. Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the underlying collateral, for collateral dependent loans, for each non-performing loan. If the carrying value of a loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off. The level of specific reserves is generally the smallest component of the allowance for loan losses.

The calculation of the general reserve involves several steps. An historical loss factor is applied to each loan and unused commitment by business segment and loan classification. The historical loss factors are calculated using a loan-by-loan, trailing eight quarter loss migration analysis for commercial loans. For all other loans a portfolio-wide, trailing eight quarter loss migration analysis is used. Adjustments are then made to the historical loss factors based on quantitative objective elements (delinquency, non-performing assets, classified/criticized loan trends, charge-offs, concentrations of credit and recoveries, etc.) and subjective elements (economic conditions, portfolio growth, portfolio management, credit policy, and others). This methodology is applied to the commercial, residential mortgage, and consumer portfolios.

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2001 and 2000 follow (dollars in thousands):




                                                           September 30,
                                                     ------------------------
                                                          2001         2000
                                                     ---------------  -------
Balance at beginning of period                       $        4,712   $4,136
Provision for loan losses                                     1,177      828
Loans charged off                                              (797)    (596)
Recoveries on loans previously charged off                      264      416
                                                     ---------------  -------
Balance at end of period                             $        5,356   $4,784
                                                     ===============  =======

Allowance as a percentage of total period end loans            1.04%    1.05%
                                                     ===============  =======

Allowance as a percentage of non performing loans             122.2%   128.6%
                                                     ===============  =======

The increase in the provision for loan losses for the year to date 2001 from the year to date 2000 is related to a combination of an increase in net-charge-offs over 2000 (as seen in the table above) and loan portfolio growth. The increase in the allowance for loan losses from $4.8 million at September 30, 2000 to $5.4 million at September 30, 2001 is due to overall loan portfolio growth.

At September 30, 2001, the recorded investment in loans that are considered impaired totaled $2.3 million as compared to $3.2 million at December 31, 2000 and $3.1 million at September 30, 2000. The average recorded investment in impaired loans during the nine-month periods ended September 30, 2001 and 2000 were approximately $2.6 million and $2.7 million, respectively. For those same periods interest income recognized on impaired loans was not material.

Total non-performing loans increased over the twelve-month period by $0.7 million to $4.4 million at September 30, 2001 as compared to $3.7 million at September 30, 2000. The increase came primarily from commercial related assets in the "past due 90 days and more and accruing" category and a reduction in "loans in non-accrual status" category. Non-performing loans represent .85% of the total loan portfolio at September 30, 2001 as compared to .81% at September 30, 2000.

At September 30, 2001, other real estate owned consisted of four commercial real estate parcels, totaling $1.6 million. Three are the same parcels that were in other real estate owned at September 30, 2000 and one was added in July 2001. Management continues efforts to liquidate these assets.

Non-Performing  Assets


                              Non-Performing Assets
                             (Dollars in thousands)


                                                       September 30,
                                                ------------------------
                                                     2001         2000
                                                ---------------  -------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $        1,046   $  266
Real estate-commercial                                     830       40
Real estate-residential                                     59      114
Consumer                                                   149      176
                                                ---------------  -------
Total past due 90 days or more and
  accruing                                               2,084      596
                                                ---------------  -------

Loans in non-accrual status
Commercial, financial & agricultural                     1,218      963
Real estate-commercial                                     898    1,897
Real estate-residential                                    183      262
                                                ---------------  -------
Total non-accrual loans                                  2,299    3,122
                                                ---------------  -------
Total non-performing loans                               4,383    3,718
                                                ---------------  -------

Other real estate owned - commercial                     1,621    1,606
                                                ---------------  -------

Total non-performing assets                     $        6,004   $5,324
                                                ===============  =======

Non performing loans to total period-end loans            0.85%    0.81%
                                                ===============  =======

Non performing assets to total period-end
  loans and other real estate                             1.17%    1.16%
                                                ===============  =======


The  Company  has  no  restructured  loans.

New  Accounting  Pronouncements
-------------------------------

In August, 2001 the Financial Accounting Standards Board (FASB) issued Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 144 requires long-lived assets for sale or disposal to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Statement also broadens the reporting of discontinued operations. The provisions of statement 144 are effective for the Company in 2002. Its impact on the Company cannot be determined, and will be dependent upon any future asset disposal decisions.


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



               November 13, 2001          /s/ George W. Hamlin, IV
               -----------------          ------------------------
                  Date          George W. Hamlin, IV, President


                November 13, 2001          /s/ Gregory S. MacKay
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