Form 10-K
period 2001-12-31
CANANDAIGUA NATIONAL CORP
filed 2002-03-12
CIK 759458

UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington,  D.C.  20549
                                   FORM  10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For  the  fiscal  year  ended  December  31,  2001

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

Registrant's  telephone  number,  including  area  code  (585)  394-4260

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2002.

     Common Stock, $50.00 par value - described on page 9 of 2001 Annual Report and Common Stock Data disclosed on page 33 of the Annual Report are incorporated herein by reference.

     Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2002. 158,887 shares, common stock, $50.00 par value

     The Company's stock is not actively traded nor is it traded in the over-the-
     counter market. In addition, it is not listed with a national securities exchange.
     Due to the limited number of transactions, the weighted average sales price disclosed on page 33 of the Annual Report may not be indicative of the actual
     market  value  of  the  Company's  stock.

                        Documents  Incorporated  by  Reference
                      ---------------------------------------------------

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Parts I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders held on March 13, 2002, are incorporated by reference into Part III.


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



     CANANDAIGUA  NATIONAL  CORPORATION
     FORM  10-K
     INDEX


Page No.
PART I.
Item 1.  Business                                                      4

Item 2.  Properties                                                   20

Item 3.  Legal Proceedings                                            21

Item 4.  Submission of Matters to a Vote of
             Security Holders                                         21

PART II.
Item 5.  Market for the Registrant's Common Stock
              and Related Security Holder Matters                     21

Item 6.  Selected Financial Data                                      22

Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations            22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk   27

Item 8.  Financial Statements and Supplementary Data                  33

Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                    34

PART III.
Item 10. Directors and Executive Officers of
          the Registrant                                              34

Item 11. Executive Compensation                                       34

Item 12. Security Ownership of Certain
              Beneficial Owners and Management                        34

Item 13. Certain Relationships and Related Transactions               34

PART IV.
Item 14. Exhibits, Financial Statement
          Schedules and Reports on Form 8-K                           35

Signatures                                                            36


PART  I

Item  1.  Business

Canandaigua  National  Corporation

     Canandaigua National Corporation, referred to as "Company", is a one-bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals, be they building families or businesses. It was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The formation of the bank holding company was consummated on May 31, 1985, through the exchange of 80,000 shares of Canandaigua National Corporation $50 par value common stock for all of the outstanding shares of The Canandaigua National Bank and Trust Company. The one-bank holding company serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Company's principal operating subsidiaries are CNB Mortgage Company and The Canandaigua National Bank and Trust Company, However, the Bank is and is expected to remain the principal source of the Company's operating revenue and net income.

CNB  Mortgage  Company

     The Company acquired 100% of CNB Mortgage Company (formerly known as HomeTown Funding, Inc.) in October 1997. CNB Mortgage Company, operating as the Company's mortgage department, offers a full line of mortgage products. It is engaged in underwriting and funding mortgages primarily in western New York State. It resells residential mortgages to the Bank and unaffiliated entities, which service the loans. In January 2001 all (non-construction) residential mortgage origination activities of the Bank were consolidated into CNB Mortgage Company, completing a three-year process of consolidating from three origination units to one. On January 1, 1999, the Company merged the mortgage banking operations of CNB Mortgage Company and Greater Funding of New York, Inc (GFNYI), a mortgage banking company formed in 1990 and owned 100% by the Company since 1996.

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

     As of December 31, 2001, Bank had total assets of $724.3 million; total capital of $45.7 million; and total deposits of $673.0 million. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation (FDIC), subject to the FDIC limits.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of eighteen community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the internet. The locations and staffing of the Bank's full-service offices are described in more detail in Item 2 and on page 35 of the Annual Report.

     The Bank's deposit services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market deposits, fixed-rate time deposits and club accounts. The Bank also provides its retail customers safe-keeping services through the renting of safe deposit facilities.

     The Bank's lending services include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, and making construction and mortgage loans. Other services include making residential mortgage loans, revolving credit loans with overdraft checking protection, small business loans, and education finance products. The Bank's business loans include seasonal, credit, collateral, and term loans.

     Trust and investment services provided by the Bank include services as executor and trustee under wills and trust agreements, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for bond issues and as escrow agent.

     Since the formation of its insurance subsidiary in 1995 and upon its successful lawsuit against the New York State Superintendent of Insurance, the Bank has been offering a full line of auto, home and life insurance products to its customers through its wholly owned subsidiary CNB Insurance Agency.

      The Bank also acts as advisor to the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. Shares of these funds may increase or decrease in value.]

      The Bank has a relatively stable deposit base, and no material amount of deposits are obtained from a single depositor. Historically, approximately 15%
- 20% of average deposits are placed by local governments in the Bank's business region. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits, nor does the Bank rely on foreign sources of funds or income.

Geographic  Market  Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State. Customers generally initiate their relationship with the Bank from this area. However, the Bank conducts business through the internet and by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid 1990s, the Bank has expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), and the City of Rochester (2000). In 2001, the Company relocated the Honeoye Falls office to a permanent site. Plans to open an office in Brighton in 2002 are being finalized.

Competition

     The Company considers its business to be highly competitive in its market areas. The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions and investment managers. The Company also competes with securities firms, brokerages, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

     The Company is generally competitive with financial institutions in its service areas with respect to interest rates paid on time and savings deposits and interest rates charged on loans and charges for services.

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2001, the Company's share of deposits for all banks and credit unions (with share totals greater than $50 million) in the Company's physical market area was 4.20% ($578.4 million)in 2001, 4.02% ($509.4 million) in 2000, and 3.27% ($395.5 million)in 1999. At June 30, 2001, this defined market area had total deposits of approximately $13.8 billion.

Employees

     At December 31, 2001, the Company had 324 employees of whom 75 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be very good.

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

     As discussed above, the Company already conducts business, directly through affiliates or through other contractual arrangements in many of the activities allowed under the Act. Management and the Board of Directors review the Company's strategic plan at least annually. There are no current plans to materially expand or change the types of products or service offerings beyond those currently provided.

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

     From time to time, the FRB may adopt further regulations pursuant to the Act. The Company cannot predict whether any further regulations will be adopted nor how such regulations might affect the consolidated operating results or business of the Company.

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

     The Bank is also a member of the Federal Reserve System, and as such, is subject to certain laws and regulations administered by the FRB. As a member of the Federal Reserve System, the Bank is required to maintain non-interest bearing reserves against certain accounts. (Refer to Note 15 of the Annual Report). The amount of reserves required to be maintained is established by regulations of the FRB and is subject to adjustment from time to time.

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

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES

     Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

A.  and  B.  Average  Balance  Sheets  and  Analysis  of  Net  Interest  Margin

     The following table reflects the net interest margin and interest rate spread for the years shown, on a tax equivalent basis. Average amounts are based upon the average daily balances.



           Average Balance Sheets and Analysis of Net Interest Margin
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)


               2001                      Average              Average
                                         Balance   Interest      Rate
------------------------------------  ----------  ---------  --------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      666  $      23      3.45  %
  Federal funds sold                       2,731         86      3.15
  Securities (1):
    Taxable                               56,416      2,613      4.63
    Tax-exempt                            47,216      2,839      6.01
  Loans, net (2)                         484,526     39,408      8.13
                                      ----------  ---------  --------
      Total interest earning assets      591,555     44,969      7.60
                                                  ---------  --------
Non-interest earning assets               54,313
                                      ----------
      Total assets                    $  645,868
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  267,056  $   5,784      2.17  %
  Certificates of deposit                231,118     11,803      5.11
  Borrowings                               9,285        390      4.20
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      507,459     17,977      3.54
                                                  ---------  --------
Non-interest bearing liabilities          92,744
Stockholders' equity                      45,665
                                      ----------
      Total liabilities and
        stockholders' equity          $  645,868
                                      ==========

Interest rate spread                     4.06  %
                                      ==========
Net interest margin                   $   26,992    4.56  %
                                      ==========  =========

(1) Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Interest include a tax equivalency adjustment of $878,000.
(2) Average balance includes non-accrual loans. Interest includes amortization of net deferred origination costs of $947,000.




STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



               2000                      Average              Average
                                         Balance   Interest      Rate
------------------------------------  ----------  ---------  --------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      107  $       5      4.67  %
  Federal funds sold                       1,201         71      5.91
  Securities (1):
    Taxable                               40,095      2,355      5.87
    Tax-exempt                            46,018      2,882      6.26
  Loans, net (2)                         431,768     37,406      8.66
                                      ----------  ---------  --------
      Total interest earning assets      519,189     42,719      8.23
                                                  ---------  --------
Non-interest earning assets               50,052
                                      ----------
      Total assets                    $  569,241
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  217,052  $   5,449      2.51  %
  Certificates of deposit                205,140     11,985      5.84
  Borrowings                              21,760      1,367      6.28
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      443,952     18,801      4.23
                                                  ---------  --------
Non-interest bearing liabilities          82,618
Stockholders' equity                      42,671
                                      ----------
      Total liabilities and
        stockholders' equity          $  569,241
                                      ==========

Interest rate spread                     4.00  %
                                      ==========
Net interest margin                   $   23,918    4.60  %
                                      ==========  =========

(1) Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Interest include a tax equivalency adjustment of $884,000.
(2) Average balance includes non-accrual loans. Interest includes amortization of net deferred origination costs of $604,000.


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



               1999                      Average              Average
                                         Balance   Interest      Rate
------------------------------------  ----------  ---------  --------
Assets
Interest earning assets:
  Interest bearing deposits with
    others                            $      182  $       6      3.30  %
  Federal funds sold                       4,700        227      4.83
  Securities (1):
    Taxable                               36,647      2,015      5.50
    Tax-exempt                            40,853      2,524      6.18
  Loans, net (2)                         339,351     28,683      8.45
                                      ----------  ---------  --------
      Total interest earning assets      421,733     33,455      7.93
                                                  ---------  --------
Non-interest earning assets               47,893
                                      ----------
      Total assets                    $  469,626
                                      ==========

Liabilities and Stockholders'
Equity
Interest bearing liabilities:
  Savings, interest checking and
    money market                      $  188,333  $   4,678      2.48  %
  Certificates of deposit                156,618      8,049      5.14
  Borrowings                               9,917        527      5.31
                                      ----------  ---------  --------
      Total interest bearing
        liabilities                      354,868     13,254      3.73
                                                  ---------  --------
Non-interest bearing liabilities          73,225
Stockholders' equity                      41,533
                                      ----------
      Total liabilities and
        stockholders' equity          $  469,626
                                      ==========

Interest rate spread                     4.20  %
                                      ==========
Net interest margin                   $   20,201    4.78  %
                                      ==========  =========


(1) Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Interest include a tax equivalency adjustment of $783,000.
(2) Average balance includes non-accrual loans. Interest includes amortization of net deferred origination costs of $470,000.





C.  Rate/Volume  Analysis

The following table sets forth the dollar and volume of changes in interest income and interest expense, on a tax equivalent basis, resulting from changes in the volume of earning assets and interest bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)



                              Rate/Volume Analysis
                 For the Years Ended December 31, 2001 and 2000
                             (Dollars in thousands)

                                 2001  compared  to  2000

                               Increase/(decrease)  due
                                   to  change  in

                                   Volume    Rate    Total
                                  --------  -------  ------
Assets
  Interest bearing deposits with
    others                        $    20       (2)     18
  Federal funds sold                   60      (45)     15
  Securities                          979     (764)    215
  Loans, net                        4,384   (2,382)  2,002
                                  --------  -------  ------
      Total                       $ 5,443   (3,193)  2,250
                                  ========  =======  ======

Liabilities
  Savings, interest checking and
    money market                  $ 1,218     (883)    335
  Certificates of deposit           1,422   (1,604)   (182)
  Borrowings                         (619)    (358)   (977)
                                  --------  -------  ------
      Total                         2,021   (2,845)   (824)
                                  ========  =======  ======

Net change                        $ 3,422     (348)  3,074
                                  ========  =======  ======







                                  2000  compared  to  1999

                             Increase/(decrease)  due
                                   to  change  in


                                   Volume    Rate   Total
                                  --------  ------  ------
Assets
  Interest bearing deposits with
    others                        $    (3)      2      (1)
  Federal funds sold                 (198)     42    (156)
  Securities                          519     179     698
  Loans, net                        7,990     733   8,723
                                  --------  ------  ------
      Total                       $ 8,308     956   9,264
                                  ========  ======  ======

Liabilities
  Savings, interest checking and
    money market                  $   720      51     771
  Certificates of deposit           2,730   1,206   3,936
  Borrowings                          729     111     840
                                  --------  ------  ------
      Total                         4,179   1,368   5,547
                                  ========  ======  ======

Net change                        $ 4,129    (412)  3,717
                                  ========  ======  ======


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

II.  Securities  Portfolio

A.  Securities  Portfolio


     The following table summarizes the Company's carrying value of securities available for sale and held to maturity. Other securities includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank
Stock.

                                   Securities
                     As of December 31, 2001, 2000 and 1999
                             (Dollars in thousands)



                                       2001     2000    1999
                                     --------  ------  ------
U.S. Treasury and other U.S.
  government agencies' obligations   $ 55,456  36,949  26,865
Obligations of states and political
  subdivisions                         61,918  42,062  46,061
Other securities                        3,622   4,963   6,486
                                     --------  ------  ------
      Total                          $120,996  83,974  79,412
                                     ========  ======  ======




B.  Maturity  and  Yields  of  Securities  Portfolio


     The  following table summarizes the maturities and weighted average yields of the Company's securities available for sale and held to maturity at year end. Yields on "Obligations of States and  Political  Subdivisions"  are  not  reflected  on a tax equivalent basis.  Other securities includes  the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan
Bank  Stock.  Mortgage  backed  securities,  included in other securities, are reported at their final  stated  maturity,  notwithstanding  that  principal  is prepaid regularly, reducing their effective  maturity.


                      Maturities and Weighted Average Yields of Securities
                                     As of December 31, 2001
                                     (Dollars in thousands)



                                               After             After
                                                One              Five
                            One               through           through           After
                          Year or               Five              Ten              Ten
                            Less                Years            Years            Years
                          --------            --------          -------          -------
                           Amount    Yield     Amount   Yield   Amount   Yield   Amount   Yield
                          --------  --------  --------  ------  -------  ------  -------  ------
U.S. Treasury and other
  U.S. Government agen-
  cies' obligations       $ 42,964     2.46%  $ 11,992   4.10%  $   500   7.49%  $    --     --%
Obligations of states
  and political
  subdivisions(1)           13,998     3.66     36,071   4.18    11,698   3.90       151   5.53
Other securities                --       --        593   7.90        --     --     3,029   2.22
                          --------  --------  --------  ------  -------  ------  -------  ------
      Total               $ 56,962     2.75%  $ 48,656   4.21%  $12,198   4.05%  $ 3,180   2.38%
                          ========  ========  ========  ======  =======  ======  =======  ======



 (1)  Yields  are  not  reflected  on  a  tax  equivalent  basis.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

C.  Significant  Holdings

     At December 31, 2001, there were no security holdings in which the aggregate of any issuer exceeds ten percent of stockholders' equity, except US Treasury obligations.

III.  Loan  Portfolio

     The loan portfolio is comprised solely of domestic loans with their concentrations set forth in the schedule of loan classifications below.
Management is not aware of any material concentrations of credit risk to any industry or individual borrower. The following summary shows the classifications of loans by category.

A.  Types  of  Loans


                           Composition of Loan Portfolio
                                As of December 31,
                              (Dollars in thousands)



                                   2001       2000      1999      1998      1997
                                 ---------  --------  --------  --------  --------
Commercial, financial, and
  agricultural                   $ 79,304    65,324    62,491    43,260    37,610
Commercial mortgage               245,915   195,153   141,255    83,771    74,228
Residential mortgage               85,402    81,475    69,862    76,130    94,593
Consumer
     Auto - indirect               85,243    93,746   103,605    84,370    73,211
     Other                         23,093    20,214    18,561    17,753    15,245
Other                              16,004     4,059     2,589     6,485    14,257
                                 ---------  --------  --------  --------  --------
                                  534,961   459,971   398,363   311,769   309,144
Less: Allowance for loan losses    (5,480)   (4,712)   (4,136)   (3,283)   (3,153)
                                 ---------  --------  --------  --------  --------
Loans, net                       $529,481   455,259   394,227   308,486   305,991
                                 =========  ========  ========  ========  ========



B.  Maturities  and  Sensitivities  of  Loans  to  Changes  in  Interest  Rates


     The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage, consumer and other loans.

                        Maturity and Sensitivity of Loans
                             As of December 31, 2001
                             (Dollars in thousands)


                                                 After
                                                 One
                                        One     through  After
                                      Year or    Five    Five
                                        Less     Years   Years  Total
                                      --------  -------  -----  ------
Commercial, financial and
  agricultural                        $ 50,089   25,260  3,955  79,304

Loans maturing after one year:
  With a predetermined interest rate    14,910    3,716
  With a floating or adjustable rate    10,350      239



     The maturities set forth above are based upon contractual maturities. Demand loans, overdrafts and certain time loans, the principal of which may be renewed in whole or in part, are included in the " One Year or Less" classification. The Company's loan policy encourages a repayment schedule to be established whenever possible for loan that do not have stated contractual maturities.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

     The policy provides that a demand loan should mature within one year of its origination, with any renewals at the then prevailing interest rates and with the assurance that the borrower demonstrates the ability to repay on maturity of the loan.

     The Company provides standby letters of credit commitments which also provide for availability of funds over a period of generally one year. All such commitments have fixed expiration dates and may require the payment of a fee.

     The Company extends lines of credit under which a customer may borrow for various purposes. The extension of these commitments and lines of credit have been in the normal course of business. In the opinion of management, at December 31, 2001, there are no material commitments to extend credit which represent unusual risks.

C.  Risk  Elements

(1)  Non-accrual,  Past  Due  and  Restructured  Loans


     The following table summarizes the Company's non-performing assets as of December 31 for each of the last five years.
                              Non-Performing Assets
                              (Dollars in thousands)


                                      2001     2000     1999     1998     1997
                                    --------  -------  -------  -------  ------
Loans past due 90 days or more and
  accruing:
  Commercial, financial, and
    agricultural                    $    34       22       --       14     347
  Real estate-commercial                 --       --       11      102     610
  Real estate-residential                69       17       13      157     508
  Consumer                              166      166       91      108     501
                                    --------  -------  -------  -------  ------
    Total past due 90 days or more
      and accruing                      269      205      115      381   1,966
                                    --------  -------  -------  -------  ------

Loans in non-accrual status:
  Commercial, financial, and
    agricultural                      2,793      437      509    1,498   1,210
  Real estate-commercial              1,653    1,890      980      225   1,327
  Real estate-residential               209      371      151      390     586
  Consumer                              333      471       --       --      53
                                    --------  -------  -------  -------  ------
    Total non-accrual loans           4,988    3,169    1,640    2,113   3,176
                                    --------  -------  -------  -------  ------

    Total non-performing loans        5,257    3,374    1,755    2,494   5,142
                                    --------  -------  -------  -------  ------

Other real estate owned:
  Commercial                          1,408    1,466    1,651    1,642   2,494
  Residential                            --       --       --       --      18
                                    --------  -------  -------  -------  ------
    Total other real estate owned     1,408    1,466    1,651    1,642   2,512
                                    --------  -------  -------  -------  ------

    Total non-performing assets     $ 6,665    4,840    3,406    4,136   7,654
                                    ========  =======  =======  =======  ======

Non-performing loans to total
  period-end loans                     0.98%    0.73%    0.44%    0.80%   1.66%
                                    ========  =======  =======  =======  ======

Non-performing assets to total
  period-end loans and other real
  estate                               1.24%    1.05%     .85%    1.33%   2.48%
                                    ========  =======  =======  =======  ======

Allowance to non-performing loans    104.24%  139.66%  235.67%  131.64%  61.32%
                                    ========  =======  =======  =======  ======



STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

     The accrual of interest on commercial and real estate loans is discontinued, and previously accrued and unpaid interest is reversed when the loans become 90 days delinquent or when, in management's judgment, the collection of principal and interest is uncertain. Loans are returned to accrual status when doubt no longer exists about the loan's collectibility. Consumer loans are generally charged off upon becoming 120 days past due.

     The Company earned interest on a cash basis of $140,000 in 2001, $55,000 in 2000, and $77,000 in 1999, on loans in non-accrual status at the respective year end. Additional interest income of $279,000, $245,000, and $138,000 would have been recognized on these loans during 2001, 2000, and 1999, respectively, if they had been current in accordance with the original terms.

(2)  Potential  Problem  Loans

     In January 2002, commercial real estate loans to one customer approximating $3.1 million were placed on non-accrual. These loans were considered impaired at year end 2001. Management believes the underlying collateral value of the loans, and, if necessary, the liquidation thereof, are sufficient to cover the loan balances and therefore specific reserves on these loans have not been established.

IV.  Summary  of  Loan  Loss  Experience

A.  Analysis  of  Loss  Experience

     The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, when drawn upon, such as, commitments, guarantees and standby letters of credit. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is probable. Subsequent recoveries, if any, are credited to the allowance. The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process consists of the identification of specific reserves for identified problem loans and the calculation of general reserves, which is a formula-driven calculation on loans not evaluated on a specific basis. Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the underlying collateral, for collateral dependent loans. If the carrying value of a loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off.

     The calculation of the general reserve involves several steps. A historical loss factor is applied to each loan by business segment and loan classification. The historical loss factors are calculated using a loan-by-loan, trailing eight quarter loss migration analysis for commercial loans. For all other loans a portfolio-wide, trailing eight quarter loss migration analysis is used. Adjustments are then made to the historical loss factors based on quantitative objective elements (delinquency, non-performing assets, classified/criticized loan trends, charge-offs, concentrations of credit and recoveries, etc.) and the subjective elements (economic conditions, portfolio growth rate, portfolio management, credit policy, and others).

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)

     Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are applied to reduce the principal balance outstanding. In considering loans for evaluation of impairment, management generally excludes smaller balance, homogeneous loans - residential mortgage loans, home equity loans and all consumer loans. These loans are collectively evaluated for impairment as discussed above.


The following table summarizes the changes in the allowance for loan losses for each of the last five years.

                         Summary of Loan Loss Allowance
                              (Dollars in thousands)


                                    2001     2000    1999    1998     1997
                                  --------  ------  ------  -------  ------
Balance at beginning of year      $ 4,712   4,136   3,283    3,153   2,675

Provision charged to operations     1,431   1,028   1,239      641     851

Charge-offs:
  Commercial, financial and
    agricultural                     (201)   (165)     (3)    (274)   (257)
  Real estate-commercial               --      --      --       --      --
  Real estate-residential              (3)     --     (29)     (19)    (40)
  Consumer                           (839)   (792)   (843)    (760)   (498)
                                  --------  ------  ------  -------  ------
                                   (1,043)   (957)   (875)  (1,053)   (795)
                                  --------  ------  ------  -------  ------

Recoveries:
  Commercial, financial and
    agricultural                       27      85      20       25     190
  Real estate-commercial               --      --      --       --      --
  Real estate-residential               1      13       3      102      19
  Consumer                            352     407     466      415     213
                                  --------  ------  ------  -------  ------
                                      380     505     489      542     422
                                  --------  ------  ------  -------  ------

    Net charge-offs:                 (663)   (452)   (386)    (511)   (373)
                                  --------  ------  ------  -------  ------

Balance at end of year            $ 5,480   4,712   4,136    3,283   3,153
                                  ========  ======  ======  =======  ======

Net charge-offs to average loans     0.14%   0.10%   0.11%    0.17%   0.13%
                                  ========  ======  ======  =======  ======

Allowance to total loans             1.02%   1.02%   1.04%    1.05%   1.02%
                                  ========  ======  ======  =======  ======


STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

IV.  Summary  of  Loan  Loss  Experience  (continued)

B.  Allocation  of  Allowance  for  Loan  Losses

     The following table presents an allocation of the allowance for loan losses and the percentage of loans in each category to total loans at December 31 of each of the last five years. In addition to an allocation for specific problem loans, each category includes a portion of the general allowance for loan losses based upon loans outstanding, credit risk and historical charge-offs. Notwithstanding the following allocation, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.



                         Allocation of Allowance for Loan Losses
                                  (Dollars in thousands)



                                2001                 2000                 1999
                              Allowance    %(1)    Allowance    %(1)    Allowance  %(1)
-----------------------------  -------  ----------  -------  ----------  -------
  Commercial, financial, and
    agricultural(2)            $3,469        60.8%  $2,200        56.6%  $1,783    51.1%
  Real estate-residential         249        16.0      309        17.7       50    17.5
  Consumer                      1,762        23.2    2,203        25.7    2,303    31.4
                               -------  ----------  -------  ----------  -------  ------
                               $5,480       100.0%  $4,712       100.0%  $4,136   100.0%
                               =======  ==========  =======  ==========  =======  ======


                                 1998                1997
                              Allowance    %(1)    Allowance    %(1)
                               -------     -------  -------    -------

  Commercial, financial, and
    agricultural(2)            $1,484        40.7%  $1,974        36.2%
  Real estate-residential          54        24.4      111        30.6
  Consumer                      1,745        34.8    1,068        33.2
                               -------  ----------  -------  ----------
                               $3,283       100.0%  $3,153       100.0%
                               =======  ==========  =======  ==========



(1)Percentage  of  loans  in  each  category  to  total  loans.
(2)Includes  commercial  real  estate.



V.  Deposits


     The following tables summarize the average deposits and average rates paid during the years presented.
                          Average Deposits and Rates Paid
               For the Years Ended December 31, 2001, 2000 and 1999
                               (Dollars in thousands)



                               2001                    2000              1999
                             ------------------  ----------------  ---------------
                               Amount     Rate    Amount     Rate    Amount   Rate
                             --------  --------  -------  -------   -------  -----
Non-interest bearing demand  $ 87,803      --%  $ 78,775      --%  $ 66,769    --%
Interest-bearing demand        58,593    1.01%    51,652    1.15%    47,851  1.33%
Savings and money market      208,463    2.49%   165,400    2.93%   140,480  2.88%
Time                          231,118    5.11%   205,140    5.84%   156,618  5.14%
                             --------  -------  --------  -------  --------  -----
                             $585,977    3.00%  $500,967    3.48%  $411,718  3.09%
                             ========  =======  ========  =======  ========  =====




STATISTICAL  DISCLOSURE  BY  BANK  HOLDING  COMPANIES  (continued)

V.  Deposits  (continued)

     The following table sets forth the time deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 2001.

           Maturity Distribution of Time Deposits of $100,000 or More
                            As of  December 31, 2001
                              (Dollars in thousands)



3 months or less     $28,655
3 through 6 months    25,748
6 through 12 months   25,882
Over 12 months        16,504
                     -------
                     $96,789
                     =======





VI.  Return  on  Equity  and  Assets


     The following table sets forth certain ratios used in evaluating the Company's financial position and results of operations.

                                Financial Ratios
              For the Years Ended December 31, 2001, 2000 and 1999



                                   2001    2000    1999
                                  ------  ------  ------
Return on average assets           0.88%   0.61%   0.50%
Return on average equity          12.40%   8.17%   5.68%
Dividend payout ratio             34.16%  54.44%  77.81%
Average equity to average assets   7.07%   7.50%   8.84%



VII.  Short-term  Borrowings


     The following table sets forth the Company's short-term borrowings at the dates indicated. The Company considers short-term borrowings to be those with an original maturity date of three months or less.

                              Short-term Borrowings
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)



                                              2001     2000     1999
                                            --------  -------  -------
Amount outstanding at December 31,          $    --   10,400   18,900
  Weighted average rate                     $    --     5.85%    5.72%

Maximum outstanding at any month end
  during the year                           $28,200   19,200   26,300

Average amount outstanding during the year  $ 4,005    7,855    3,948
  Weighted average rate                        4.37%    6.30%    5.36%







Item  2.  Properties

     Canandaigua National Corporation operates from the main office of the Bank. The Company owns a building in Pittsford that is occupied by CNB Mortgage Company, and is sublet to them and other unrelated businesses. The Bank owns and leases real property in Ontario County and Monroe County for its Community Bank Offices and to support its operations.


     As  of  December  31, 2001, the Bank's operations were conducted from eight offices
(including the main office) located in Ontario County, New York, and ten offices located in  Monroe  County,  New  York.  The  main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and  electronic  data processing offices of the Bank are located in this facility. There are  drive-up  facilities  located at all permanent offices except for the Eastview Mall and  Pittsford  offices.  Some of the leases also provide for contingent rent to be paid annually  based  upon  increases in the Consumer Price Index (CPI). Properties providing customer  service  are  as  follows:



Location                          Use                      Ownership       Expiration(1)
-----------------  ----------------------------------  ------------------  -------------
Canandaigua, NY    Main office                         Owned                          --
Bloomfield, NY     Bloomfield bank office              Owned                          --
Victor, NY         Victor bank office                  Owned                          --
Canandaigua, NY    Lakeshore bank office               Leased office          12/31/2011
Farmington, NY     Farmington bank office              Owned, leased land     06/30/2017
Honeoye, NY        Honeoye bank office                 Owned                          --
Shortsville, NY    Manchester-Shortsville bank office  Leased office          04/30/2009
Mendon, NY         Mendon bank office                  Leased office          12/31/2004
Victor, NY         Eastview Mall bank office           Leased office          10/31/2004
Pittsford, NY      Pittsford bank office               Owned                          --
Canandaigua, NY    Customer call center                Leased office          06/30/2002
Penfield, NY       Webster bank office                 Leased office          08/31/2008
Greece, NY         Greece bank office                  Leased office          10/31/2018
Chili, NY          Chili bank office                   Leased office          06/01/2010
Honeoye Falls, NY  Honeoye Falls bank office           Owned                          --
Irondequoit, NY    Irondequoit bank office             Owned                          --
Perinton, NY       Perinton bank office                Leased office          03/15/2009
Perinton, NY       Basin Park Financial Center         Leased office          04/30/2011
Rochester, NY      Rochester bank office               Leased office          12/31/2009
Pittsford, NY      CNB Mortgage Company office         Owned                          --


(1)If  applicable;  includes  renewal  options.



     During 2002, the Bank will continue to increase its number of Monroe County offices. It expects to enter into lease agreements for offices in the town of Brighton, New York and another in the town of Penfield, New York.


Item  2.  Properties  (continued)

     The Bank also provides, free to its customers, 24-hour banking services through automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines at the following locations:



  Finger Lakes Community College               Hopewell, New York
  F.F. Thompson Hospital                       Canandaigua, New York
  Finger Lakes Performing Arts Center          Hopewell, New York
  Bristol Mountain                             Bristol, New York
  Case's Convenient                            Canandaigua, New York
  Roseland Bowl                                Canandaigua, New York
  The Greater Rochester International Airport  Rochester, New York
  The Company Store                            Cheshire, New York
  The Strong Museum                            Rochester, New York
  J-Mart                                       Canandaigua, New York
  Canandaigua Medical Group                    Canandaigua, New York
  Rank's IGA                                   Canandaigua, New York
  Webster Community Sports Center              Webster, New York
  Midtown Tennis Club                          Rochester, New York
  Hemlock General Store                        Hemlock, New York
  Roseland Waterpark                           Canandaigua, New York



     The Bank anticipates that in order to expand its service to its Monroe and Ontario County customers it will increase the number of remote cash-dispenser machines in operation.

     The carrying value of the Company's properties as of December 31, 2001, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included in Note 6 "Premises and Equipment" in the Notes to Consolidated Financial Statements set forth on page 20 of the 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item  3.  Legal  Proceedings

     The Company and its subsidiaries are, from time to time, parties to or otherwise involved in legal proceedings arising in the normal course of business. Management does not believe that there is any pending or threatened proceeding against the Company or its subsidiaries which, if determined adversely, would have a material effect on the Company's business, results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders (in the fourth quarter of 2001)

     None.

PART  II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The market and dividend information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from page 33 of the 2001 Annual Report to Stockholders and the Proxy Statement.

     While there can be no assurance that the amount and timing of dividends paid in recent years will continue, management has no knowledge of current activities that would require reduction of dividends paid in recent years and at the same times.

       At December 31, 2001, the Company had approximately 877 shareholders of record. Information regarding beneficial ownership of the Company's stock is set forth in the Company's Proxy Statement and incorporated herein by reference.

Item  6.  Selected  Financial  Data


     The following table represents a summary of selected components of the Company's consolidated financial statements for the five years ended December
31, 2001. All information concerning the Company should be read in conjunction with the consolidated financial statements and related notes.

                             Selected Financial Data
                  (Dollars in thousands except per share data)



                                 2001     2000     1999     1998     1997
                               --------  -------  -------  -------  -------
Income Statement Information:
  Net interest income          $ 26,114   23,034   19,418   18,420   18,194
  Provision for loan losses       1,431    1,028    1,239      641      851
  Other income                   10,545    9,452    7,978    5,924    3,788
  Operating expenses             27,147   26,756   22,904   18,430   15,632
  Income taxes                    2,419    1,215      896    1,686    1,762
  Net income                      5,662    3,487    2,357    3,587    3,737

Balance Sheet Data:
  Total investments            $120,996   83,974   79,412   76,464   74,499
  Total loans, net              529,481  455,259  394,227  308,486  305,991
  Total assets                  725,718  594,737  522,135  428,047  418,942
  Total deposits                670,843  533,513  454,290  376,507  324,761
  Total borrowings                1,097   12,644   22,218    7,142   50,667
  Total equity                   48,132   44,269   42,477   42,478   40,932
  Average assets                645,868  569,241  469,626  417,001  385,767
  Average equity                 45,665   42,671   41,533   40,357   39,383

Per Share Data:
  Net income, basic            $  35.67    22.00    14.82    22.38    23.22
  Net income, diluted          $  35.42    21.86    14.78    22.38    23.22
  Cash dividends               $  12.10    11.90    11.50    11.00    10.00



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

Overview
--------

     The Company continued to experience asset and deposit growth during 2001 and were greater than seen in 2000. This growth was accomplished without opening any new banking offices during the year. Plans for 2002 include the construction and opening of a banking office in Brighton. During 2001, the Company also saw total revenue (net interest income plus other income) growth of 12.8%, while operating expense grew at only 1.5%. The increase in assets and revenues without attendant growth in operating expenses is reflective of management's efforts to control expense growth, while continuing to grow the franchise.

     Total assets grew 22.0%, investments grew 44.1%, net loans grew 16.3%, deposits grew 25.7%, and equity grew 8.73%. The Company's investments in new banking offices and other expansion activities management began making in 1998 are paying off, with earnings of $5.7 million in 2001, a 62.4% increase over 2000's $3.5 million.


                                                            Page  22
Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Year 2001's results of $35.42 diluted earnings per share compare favorably to budget of $29.17 and to 2000's results of $21.86. The Company anticipates lower income growth in 2002 than implied in management's five-year accelerated growth plan developed in late 1998; with a target of $36.52. Management also anticipates 2002's asset growth will be significantly lower than 2001's at less than 5%. The economic recession of 2001 and the tragic events of 9/11 could not have been foreseen in 1998. Consequently, management believes its original five-year plan may take six years to accomplish. While management anticipates the aforementioned targets will be met in 2002, it is subject to changes in economic conditions, the real estate market, interest rates and other factors. Therefore, actual results may vary materially from projected results.

     Positively impacting 2001's pre-tax results was approximately $0.2 million in reversed contract termination costs. As more fully discussed in Note 2 to the Consolidated Financial Statements, the sale of the Company's credit card portfolio will occur later than anticipated and the termination costs are expected to be lower than originally estimated.

     While the quality of the Company's assets remained relatively good with non-performing loans at December 31, 2001, at less than 1.0% of total loans, overall quality has declined in both 2001 and 2000. The allowance for loan losses stood at 104.2% of non-performing loans at year-end 2001 versus 139.7% at December 31, 2000. In addition, the provision for loan loss increased to $1.4 million in 2001 from $1.0 million in 2000, reflective of portfolio growth and a decline in asset quality. Other real estate owned declined to $1.4 million in 2001 from $1.5 million in 2000.

Financial  Condition
--------------------

     As of December 31, 2001, total assets of the Company were $725.7 million, up from $594.7 million at year-end 2000. Cash and equivalents increased $10.3 million to $38.5 million. Relative to total assets, this is a higher balance than historically would be kept in cash, but with the federal funds rate the same as the rate the Company was receiving on its interest bearing accounts with other financial institutions, management decided to leave these short-term funds in deposit accounts rather that move them to the federal funds market and the end of 2001. Subsequent to year-end 2001, these balances were reduced by normal liquidity needs such as investment purchases, loan fundings and customer deposit withdrawals.
     Securities showed an increase of $38.0 million to $118.9 million. The Company's securities, with the exception of a minor amount of equity securities, are classified as held to maturity debt securities.

     The portfolio is comprised mainly of U.S. Treasuries and agencies and tax-exempt obligations of state and local subdivisions. Nearly all of the portfolio is pledged to federal financial agencies and to secure municipal deposits. These deposits, in turn, are used to purchase securities of local municipalities. Other securities consist mainly of high-grade corporate bonds and other local investments. The mix of taxable and tax-exempt securities can vary from time to time depending upon the amount of the Company's taxable income, the securities' tax-equivalent yield, and the supply of high-grade municipal securities. During 2001, the Company launched a new deposit product for municipalities, which provides greater flexibility for funds management, while producing higher returns.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     Net loans increased $74.2 million to $529.5 million. The majority of the growth occurred in the commercial-related portfolios. Residential mortgage originations were also strong, but mostly in the form of loans originated for sale to Freddie Mac. Consumer loans decreased $5.6 million, driven mainly by a decrease in indirect automobile loans. Attractive financing, offered by auto manufacturers late in 2001, caused a sharp decline in the Company's originations. Net loan growth for 2002 is projected to be only 2.1% as management focuses on income growth over asset generation to return the Bank to "well-capitalized" status, in accord with its five-year plan. Refer to "Capital Resources" section.
     All other assets rose $0.3 million, most of which was in premises and equipment for renovation of existing facilities and the permanent Honeoye Falls office.
     Total non-performing loans increased over the year by $1.9 million to $5.3 million at year-end 2001 as compared to $3.4 million at year-end 2000. Commercial loans showed the greatest increase and is due mainly to a few large relationships. At least one relationship, approximating $0.7 million, is likely to result in foreclosure in 2002. Also in January 2002 a commercial real estate loan relationship approximating $3.1 million was placed on non-accrual. This loan was considered impaired at year-end 2001. Management believes the underlying collateral value of the loans, and, if necessary, the liquidation thereof, are sufficient to cover the loan balances.

     The allowance for loan losses stood at $5.5 million at December 31, 2001, up $0.8 million from December 31, 2000; 2001's year-end balance represents 1.02% of total loans, the same ratio as in 2000. Net charge-offs for the year increased to 0.14% of average loans versus 0.10% in 2000. The largest portion of net charge-offs continues to be in consumer loans, primarily indirect automobiles loans. Management anticipates 2002 will bring further increases in average net charge-offs as the effect of the 2001 recession works its way through the loan collection process. However, the amount, timing and types of loans cannot be determined.

     Other real estate owned consists of three commercial parcels totaling for $1.4 million. These are the same three parcels from 2000. However, during 2001, the Company made progress in plans to liquidate these assets, some of which are expected to occur in 2002, but may be replaced with new assets, as discussed above.
     In 2001, the Company added approximately $3.5 million in premises and equipment with most relating to the new and renovated bank offices. With the planned opening of at least one banking office in 2002, and the replacement of most older generation computers in 2002 and 2003, more fixed assets additions can be anticipated, which the Company expects to fund from current operations.
     Total deposits at December 31, 2001, were $670.8 million and were up $137.3 million from December 31, 2000. For the same period, borrowings from the FHLB were down $11.5 million to $1.1 million. Other liabilities increased by $1.3 million to $5.6 million. Deposit growth since December 31, 2000, came in all account categories: Demand deposits were up $22.2 million, savings and money market up $113.7 million and time deposits up $1.4 million. Overall, the deposit growth is attributable to expansion in Monroe County driven by the introduction of our "CNB Options" accounts and our "Municipal Choice" account. Management also believes the Bank was the beneficiary of consumers' flight-to-safety as assets were moved from a falling stock market into more liquid, but stable cash assets. The Company's Ontario County retail deposits grew approximately 11.0%, while Monroe County deposits grew 56.7% from 2000. The decrease in borrowings is a direct result of deposit growth. The Company anticipates deposit growth to continue into 2002, but at a rate less than 2001's. No FHLB borrowing growth is projected in 2002.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

Results  of  Operations
-----------------------
     Net interest income grew $3.0 million or 13.4% for the year 2001, driven mainly by a $72.4 million increase in average earning assets or 13.9%, while average interest bearing liabilities grew $63.5 million or 14.3%. During the year, the Company's tax-equivalent yield on earning assets fell 63 basis points to 7.60%, while its cost of funds fell 69 basis points to 3.54%. The combination of these reductions lead to an six basis point increase in net interest spread. However, the overall drop in rates did lead to some erosion of net interest margin to 4.56% in 2001 from 4.60% in 2000.

     The drop in yields was caused by the Company's reaction to the Federal Reserve Board Federal Open Market Committee's (FOMC) eleven rate decreases during 2001, which saw the federal funds target rate fall from 6.50% at the beginning of the year to 1.75% by year-end 2001.

     As noted in last year's report, management anticipated a lowering of the interest rate spread and interest margin, (down only six basis points from 2000 to 2001 versus eighteen basis points from 1999 to 2000) due to the competitive Monroe County market. A declining trend will is expected to continue through 2002. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for additional discussion.

     Other income for the year ended December 31, 2001, increased $1.1 million or 11.6% over 2000. The increase was reflected in all major sources of non-interest  revenue.  Service  charges  on  deposit  accounts  rose  19.5%
attributable to increased transaction volume and changes in account fee structures made late in 2000. Other operating income increased a modest 1.0%.
     Trust income grew 6.5%, year on year. Growth plans of 17.1% projected for 2001 were stymied by generally poor stock market conditions. The book value of assets under management increased $9.4 million or 1.5%, nonetheless. However, management believes the strength of the Company's brand and its growing market presence in Monroe County are responsible for the positive results in a year that otherwise would have been negative. The Company continues to see strong demand for locally managed trust services in its market area. Management is projecting assets under management for 2002 to grow 15% from year-end 2001. To accomplish this goal, the Company will expand its sales force and look to add new products, including expanded financial planning, internet accessible account statements, and the possible addition of retail brokerage services via the internet.
     Mortgage banking income, which includes the operations of CNB Mortgage Company and the Bank's mortgage services, increased 5.7% for the year. The continued fall in interest rates during 2001 led to a significant refinance boom. The Company was able to take advantage of this and finance over $117 million in residential mortgages for sale to third party investors, in addition to $10 million in residential mortgages for its own portfolio. While total originations were up 66.3% from 2000, over 50% of the originations were sold to Freddie Mac with servicing retained. The Company sells long-term fixed rate residential mortgages with loan to value less than 80% to Freddie Mac to (1) provide mortgage financing to homeowners it could not otherwise, because of an inability to fund such high originations with local deposits and (2) to reduce its long-term interest rate risk. However, the Company services these loans locally. Generally all loans with an original loan to value greater than 80% are sold, with servicing released to third parties.
     Operating expenses increased $0.4 million or 1.5% for the year ended December 31, 2001, much slower than the 16.8% increase seen in 2000. Increases came in most major expense categories and were attributed to continued growth in the Company's operations, expansion in Monroe County, and the charges discussed in the "Overview" section above. Based upon the projected growth in banking offices in 2002, operating expenses are expected to increase further over 2001. Management continues to estimate that the Company's new banking offices break even after about 36 months in operation. Several new offices (Webster, Greece, and Chili) are at or near this milestone.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

     The Company's effective tax rate increased in 2001 to 29.9% from 25.8% in 2000. The primary factor leading to this increase was the lower ratio of tax-exempt income to taxable income. Management anticipates the effective tax rate will increase slightly in 2002 due to this same phenomenon. In addition, should the Company's pre-tax income rise to $10 million, its statutory federal income tax rate will increase to 35% from 34%. This increase equates to $100,000 in additional federal income tax expense.

Liquidity
---------

     The Board of Directors has set general liquidity guidelines for the Bank to meet which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

     Liquidity needs generally arise from asset origination and deposit outflows. Liquidity needs can increase when asset generation (loans and investments) exceed net deposit inflows. Conversely, liquidity needs are reduced when the opposite occurs. In these instances, the needs are funded through short-term FHLB borrowings, while excess liquidity is sold into the Federal Funds market.

     The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At December 31, 2001, residential mortgage loans with a carrying value of approximately $5.4 million were pledged as collateral for the Bank's advances from the Federal Home Loan Bank, and an additional $40.7 million was available for pledging. Indirect automobile loans with a carrying value of approximately $83.6 million were pledged as collateral for a $66.9 million line of credit from the Federal Reserve Bank of New York.

     Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source will be used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $28.9 million at year-end 2001 versus $32.0 million at year-end 2000. However, given the Bank's current classification as "Adequately Capitalized," an increase or renewal of brokered deposits requires permission from the FDIC. Management does not anticipate raising brokered deposits in 2002, as local deposit growth is expected to outpace asset growth. Should the need arise, management has no reason to believe permission would be denied.

     For the year ended December 31, 2001, the Company generated $18.4 million in net cash and equivalents versus $1.4 million for the year ended December 31, 2000.

     Net cash used by operating activities was $1.5 million in 2001, an increase over 2000. Both the largest source and use of operating cash in 2001 and 2000 were mortgage banking activity. However, activity in 2001 was much higher than 2000's, and 2001 ended with more loans for sale (not yet funded by third-party investors) than 2000.

     Cash used by investing activities increased substantially in 2001 to $104.0 million from $69.7 million in 2000. This increase in investing activities was primarily a result of higher security purchases to collateralize municipal deposits.

     Cash provided by financing activities was $123.9 million in 2001 versus only $68.0 million in 2000. Deposit increases were the main contributor and reflect the Company's growth in customers and market share.

     For 2002, cash for growth is expected to come from both customer and wholesale sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)



     Less material, but a part of the Company's ongoing operations, and expected to be funded by normal operations, are liquidity uses such as lease obligations, long-term debt repayments and other funding commitments. A summary is included in the table below. This information is also available in the Notes to Consolidated Financial Statements in the 2001 Annual Report to Shareholders.
                             Contractual Obligations
                             (Dollars in thousands)



                                      After       After
                                    One Year   Three years
                           One       through    through       After
                         Year or      Three      Five         Five
                          Less        Years      Years        Years    Total
                        ---------  -----------  -------       -----    -----
Long-term debt          $      36           72       72         917    1,097
Operating leases              967        1,739    1,434       3,855    7,995
Monroe Fund commitment        250           --       --          --      250
                        ---------  -----------  -------       -----    -----
  Total                 $   1,253        1,811    1,506       4,772    9,342
                        =========  ===========  =======       =====    =====



Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

     The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO) includes the Bank's Chief Executive Officer, Chief Economist, Chief Financial Officer, Senior Vice President of Retail Services and Senior Vice President of Commercial Services. It reports to the Board of Directors on its activities to monitor and manage interest rate risk.
     Management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative financial instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.
     The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)

are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

     Using the aforementioned simulation model, net interest earnings projections reflect an increase when applying the rising interest rate environment management projects for late 2002. Management projects interest rates to remain stable for at least the first half of 2002 and rise modestly during the second half of the year as the economy shows signs of recovery and the need for low cost funds to stimulate the market is reduced. A net interest income increase is projected as management anticipates the ability to increase asset yields faster than deposit rates, if and when market rates (federal funds rate) rise. The table below, which shows the Company's estimated net interest earnings sensitivity profile as of December 31, 2001, assumes no changes in the operating environment, but assumes interest rates increase/decrease immediately (rate shock) and remain unchanged thereafter. The table indicates the estimated impact on net interest income under the various interest rate scenarios as a percentage of Base Case earnings projections.




 Changes in Interest
       Rates                 Estimated
   (basis points)         Percentage Change in
--------------------   Future Net Interest Income
                             12 Months
                      --------------------------
Base Case                       --
+200                            13%
+100                             7
-100                            (5)
-200                           (10)



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

     The following table presents an analysis of the Company's interest rate sensitivity gap position at December 31, 2001. All interest-earning assets and interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date with no adjustment for estimated prepayment and decay (withdrawal) rates. It should be noted that the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by the Company such as asset sales.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations  (continued)


                             Canandaigua National Corporation
                              Interest Rate Sensitivity Gap
                                    December 31, 2001
                                  (Dollars in thousands)


                                                       Maturity/Repricing Period
                                                ----------------------------------------
                                                 Within 3   4 to 12   1 to 5     Over 5
                                                  Months     Months    Years      Years
                                                ----------  --------  ---------  -------
Interest-earning assets:
Interest-bearing deposits
  and federal funds sold                        $   16,363         --        --       --
Securities                                          38,686     18,526    48,404   15,380
Loans                                              160,075     57,741   276,505   40,640
                                                 ---------  ---------  --------  -------
Total interest-earnings
assets                                             215,124     76,267   324,909   56,020
                                                 ---------  ---------  --------  -------

Interest-bearing liabilities:
NOW accounts                                        69,156         --        --       --
Money market                                       133,753         --        --       --
Savings                                            142,936         --        --       --
Time deposits                                       76,059    110,039    44,969       --
Borrowings                                              12         36       192      857
                                                ----------  ---------  --------  -------
Total interest-bearing
liabilities                                        421,916    110,075    45,161      857
                                                ----------  ---------  --------  -------

Interest rate sensitivity gap                   $ (206,792)   (33,808)  279,748   55,163
                                                ==========  =========  ========  =======

Cumulative gap                                  $ (206,792)  (240,600)   39,148   94,311
                                                ==========  =========  ========  =======

Cumulative gap ratio(1)                               51.0%      54.8%    106.8%   116.3%
                                                ==========  =========  ========  =======

Cumulative gap as percent of
  Total assets                                      (28.5%)    (33.2%)      5.4%    13.0%
                                                ==========  =========  ========  =======


(1)Cumulative  total interest-earning assets divided by cumulative total interest-bearing liabilities.



     The chart indicates that $206.8 million more of interest-bearing liabilities will reprice than interest-earning assets in the 0-3 month range. For the 4-12 month period, the Company is also liability sensitive, as $33.8 million more of interest-bearing liabilities are repricing than interest-earning assets. For the entire one year range, the Company is repricing $240.6 million more interest-bearing liabilities than assets, and at 54.8% is within Company gap ratio targets of 30% to 125%. The Company is asset sensitive at $279.7 million for the one-to-five-year range and $55.2 million over five years. For the entire portfolio range, the Company is asset sensitive at $94.3 million versus asset sensitivity of $85.9 million last year, mostly reflecting a modest growth in non-interest-bearing demand accounts.

     The Company's product mix is such that nearly all assets and liabilities reprice or mature within five years of origination, with most at three years. With such a balance sheet profile, the Company faces interest rate risk over the short term. The Company considers interest rate gap manageable, as substantially all of the NOW accounts and savings balances are not considered sensitive to rate changes. However, the Company has seen a declining trend in net interest margin (2001: 4.41%, 2000: 4.44%, 1999: 4.60%) as a result of local competitive pricing pressure. This trend is expected to continue into 2002. Management will continue to focus on improving the cumulative gap ratio, especially in light of expected market interest rate increases for 2002, and reducing erosion of interest rate margin.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios. As disclosed in Note 16 to the Consolidated Financial Statements, as of December 31, 2001, all minimum capital adequacy requirements were met.

     As of December 31, 2001, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "adequately" capitalized under the regulatory framework for prompt corrective action. This classification is lower than "well" capitalized, the categorization of the Bank last year. As reported in prior filings, the Bank's asset growth in 2001 was anticipated to exceed its capital formation, which would result in a continuing trend toward declining capital ratios. The decline from well- to adequately-capitalized primarily has two impacts on the Bank and Company: (1) FDIC insurance is expected to increase on an annual basis by approximately $0.1 million; and (2) For the Bank to renew or reissue brokered deposits, it will be required to obtain approval from the FDIC. Management does not believe either of these items will materially impact the Company's or Bank's financial condition, operations or liquidity.

Dividends

     Payment of dividends by the Bank to the Company is limited in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency (OCC) is required for the declaration of dividends in any year in which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 2001, $6.3 million was available for payment by the Bank to the Company without the approval of the OCC.

     Cash dividends paid to shareholders in 2001 were $1.9 million or $12.10 per outstanding share versus $1.9 million or $11.90 per outstanding share in 2000.

2000  versus  1999

     Year 2000 was one of continued growth as the Company furthered its investments in new offices and expanded its market reach throughout the metropolitan Rochester area. During 2000, the Company opened four banking offices in Irondequoit, Perinton, Bushnell's Basin and downtown Rochester. The Company was making plans to open an office in Brighton later in 2001 as well as relocating its Honeoye Falls office to a permanent site. Year 2000 saw strong asset growth, albeit lower than 1999's levels: 13.9% growth in assets, 15.5% growth in loans, 17.5% growth in deposits, and 4.2% in equity. Net income was $3.5 million in 2000, a 47.9% increase over 1999's $2.4 million.

Item  7.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
           Results  of  Operations

2000  versus  1999  (continued)

     Year 2000's results of $21.86 per diluted share compared favorably to budget of $15.24 and to 1999's results of $14.78. The Company anticipated continued income growth in 2001 with a target of $29.17. This was in line with a five-year plan laid out in late 1998 resulting from the accelerated expansion.


     Impacting 2000's pre-tax results was approximately $0.1 million in severance costs and $0.4 million in contract termination costs. These costs were a result of the Company's efforts to slow the rate of expense growth during the expansion plan and a realignment of the Company's credit card operations. Management estimated that approximately $1.0 million in salary and benefits
(prior to annual raises) was eliminated. Annual operating expenses approximating $0.4 million were expected to be eliminated from the Company's realignment of its credit card activities. Another $0.5 million in revenue increases were projected due to changes in deposit account and other fees, and at least $0.1 million in cost reduction was expected to come from the consolidation of the Company's mortgage businesses. The combined impact of these changes totaled $2.0 million (pre-tax) and was consistent with the target set out by management in early 2000.

     While management anticipated the aforementioned targets would be met, they were subject to changes in economic conditions, the real estate market, interest rates and other factors. Therefore, actual results could vary materially.

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

Financial  Condition
--------------------

     As of December 31, 2000, total assets of the Company were $594.7 million, up from $522.1 million at year-end 1999. Cash and equivalents increased $1.4 million to $28.3 million in connection with the growth in customer deposits.
     Securities showed an increase of $5.7 million to $80.9 million. The Company's securities, with the exception of a minor amount of equity securities, were held to maturity. The portfolio was comprised mainly of U.S. Treasuries and agencies and tax-exempt obligations of state and local subdivisions. Nearly all of the portfolio was pledged to federal financial agencies and to secure municipal deposits. These deposits, in turn, were used to purchase securities of local municipalities. Other securities consisted mainly of high-grade corporate bonds and other local investments. During much of 2000, management replaced maturing tax-exempt municipal bonds with U.S. Treasury securities.

     Net loans increased $61.0 million to $455.3 million. The growth in loans came mostly in the first half of the year, having reached the year-end target by June. Management slowed loan growth during the second half of the year to ensure the Company and Bank remained well-capitalized. (Refer to "Capital Resources" section). Nearly all of 2000's loan growth came from commercial loans, which was consistent with projected results.
     All other assets rose $5.1 million, most of which was in premises and equipment for expansion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2000  versus  1999  (continued)

     Total non-performing loans increased over the twelve-month period ended December 31, 2000, by $1.6 million to $3.4 million at year-end 2000 as compared to $1.8 million at year-end 1999. All categories showed an increase. However, commercial loans increased the most and was due mainly to one relationship, which was expected to result in foreclosure in 2001, but did not. Management expects foreclosure in 2002.
     The allowance for loan losses stood at $4.7 million at December 31, 2000, up $0.6 million from December 31, 1999; 2000's year-end balance represented
1.02% of total loans versus 1.04% for 1999. Net charge-offs for the year remained favorable at 0.10% of average loans versus 0.11% in 1999.

     Other real estate owned consisted of three parcels, all commercial, for $1.5 million. These are the same three parcels from 1999.

     In 2000, the Company added approximately $4.9 million in premises and equipment with most relating to the new bank offices. With the planned opening of at least two banking offices in 2001, more fixed assets additions were anticipated, which the Company expected to fund from current operations.
     Total deposits at December 31, 2000, were $533.5 million and were up $79.2 million from December 31, 1999. For the same period, borrowings from the FHLB were down $9.6 million to $12.6 million. Other liabilities increased by $1.2 million to $4.3 million. Deposit growth in 2000, came in all account categories:
Demand deposits were up $19.7 million, savings and money market up $6.9 million, and time deposits up $52.6 million. Overall, the deposit growth was attributable to expansion in Monroe County. The Company's Ontario County retail deposits grew approximately 3.7%, while Monroe County deposits grew 49.1% from 1999. The decrease in borrowings was a direct result of deposit growth. The Company anticipated both loan and deposit growth to continue into 2001, but at a rate less than 2000's.

Results  of  Operations
-----------------------
     With a $97.5 million or 23.1% growth in average earning assets for 2000 and a corresponding $89.1 million or 25.1% growth in average interest-bearing liabilities, net interest income increased $3.6 million or 18.6%. The Company's cost of funds increased 50 basis points to 4.23% for the year ended December 31, 2000, as compared to 1999. This resulted from the combined factors of an increasing interest rate environment brought on by the Federal Reserve's Open Market Committee and increased competitive pressure in the Company's market area, particularly Monroe County. The tax-equivalent yield on assets increased 30 basis points, resulting in a spread reduction of 20 basis points.

     Other income for the year ended December 31, 2000, increased $1.5 million or 18.5% over 1999. The increase was reflected in all major sources of non-interest  revenue.  Service  charges  on  deposit  accounts  rose  38.8%
attributable to increased transaction volume and changes in account fee structures. Trust income grew 19.1%, year on year, due to the growth in assets under management. The book value of assets under management increased 9.9% to $645.1 million at year-end 2000. The Company saw strong demand for locally managed trust services in its market area.
     To take advantage of the Company's expanded market presence, it opened its Basin Park Financial Center. This state-of-the-art space is dedicated to trust, investment and commercial services. This new office allows the Company to offer more financial services, while providing a comfortable environment in which to conduct business. Its location in Bushnell's Basin was chosen for its proximity to the Company's Ontario County and growing number of Monroe County customers.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2000  versus  1999  (continued)

     Other operating income increased overall, but mortgage banking income was lower than 1999's as market rate increases lowered the demand for mortgage refinancings. Loans originated for sale decreased 34.1% from 1999.
     Operating expenses increased $3.9 million or 16.8% for the year ended December 31, 1999. Increases came in all major expense categories and were attributed to growth in the Company's operations, expansion in Monroe County, and the charges discussed in the "Overview" section above.
     The Company's effective tax rate decreased in 2000 to 25.8% from 27.5% in 1999. The primary factor leading to this decrease was the higher percentage of tax-exempt income to taxable income. Management anticipated the effective tax rate to increase in 2001 to at least 1999's level.

New  Accounting  Pronouncements
-------------------------------

     On December 12, 2001, the Securities and Exchange Commission (SEC) issued Release 33-8040; "FR-60 -- Cautionary Advice Regarding Disclosure About Critical Accounting Policies." The release identifies "critical" accounting policies, (including the methods and practices of applying them) as "both most important to the portrayal of the company's financial condition and results, and they require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Management considers the "Allowance for Loan Losses" as the Company's critical accounting policy. Refer to page 16.

     Several new accounting pronouncements were issued by the Financial Accounting Standard Board (FASB) during 2001. A summary of each and the anticipated impact on the Company are discussed in Note 1 to the Consolidated Financial Statements on page 16 of the 2001 Annual Report.


Item  8.  Financial  Statements  and  Supplementary  Data

     The consolidated financial statements of the Company, together with a report thereon of KPMG LLP dated February 1, 2002, appearing on pages 8 to 32 of the 2001 Annual Report to Stockholders are incorporated herein by reference. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 14 of this filing.

Supplementary  data:  Selected  Quarterly  Financial  Data

                                            Page  33

     The following tables present selected quarterly financial data for the Company for each of the quarters in the years ended December 31, 2001 and 2000.
The sum of each quarters' earnings per share data for 2000 differs from the full year's results due to rounding (in thousands except share data).

Supplementary  data:  Selected  Quarterly  Financial  Data  (continued)



                                1st     2nd     3rd     4th
                              ------  ------  ------  ------
2001 QUARTERS:
  Net interest income         $6,119  $6,153  $6,750  $7,092
  Provision for loan losses      438     360     379     254
  Non-interest income          2,562   2,989   2,622   2,372
  Non-interest expense         6,598   6,709   6,341   7,499
  Income taxes                   486     618     775     540
                              ------  ------  ------  ------
  Net income                  $1,159  $1,455  $1,877  $1,171
                              ======  ======  ======  ======
  Basic earnings per share    $ 7.30  $ 9.17  $11.82  $ 7.38
                              ======  ======  ======  ======
  Diluted earnings per share  $ 7.26  $ 9.10  $11.74  $ 7.32
                              ======  ======  ======  ======

2000 QUARTERS:
  Net interest income         $5,322  $5,703  $6,039  $5,970
  Provision for loan losses      250     308     270     200
  Non-interest income          1,980   2,309   2,404   2,759
  Non-interest expense         6,210   6,372   6,412   7,762
  Income taxes                   230     260     347     378
                              ------  ------  ------  ------
  Net income                  $  612  $1,072  $1,414  $  389
                              ======  ======  ======  ======
  Basic earnings per share    $ 3.86  $ 6.76  $ 8.92  $ 2.45
                              ======  ======  ======  ======
  Diluted earnings per share  $ 3.84  $ 6.72  $ 8.87  $ 2.44
                              ======  ======  ======  ======



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

     The information with respect to the directors and certain executive officers of the Company, which is required to be included herein pursuant to Items 401 and 405 of Regulation S-K, is included in the Proxy Statement, dated February 25, 2002, and is incorporated herein from the Proxy Statement by reference.


Item  11.  Executive  Compensation

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included in the Proxy Statement, dated February 25, 2002, and is incorporated herein from the Proxy Statement by reference.

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     The information required to be included herein regarding security ownership and certain beneficial owners and management pursuant to Items 403 of Regulation S-K is included in the Proxy Statement, dated February 25, 2002, and is incorporated herein from the Proxy Statement by reference.

Item  13.  Certain  Relationships  and  Related  Transactions

     The information required to be included herein regarding certain relationships and related transactions pursuant to Items 404 of Regulation S-K is included in the Proxy Statement, dated February 25, 2002, and is incorporated herein from the Proxy Statement by reference.

PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

(a)  The  following  documents  are  filed  as  part  of  this  report:

(1) Consolidated Financial Statements are contained in the Company's 2001 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

     Independent  Auditors'  Report

     Consolidated  Balance  Sheets  as  of  December  31,  2001  and  2000

     Consolidated  Statements  of  Income for the Years Ended December 31, 2001,
          2000  and  1999

     Consolidated  Statements  of  Stockholders'  Equity  for  the  Years  Ended
          December  31,  2001,  2000,  and  1999

     Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
          December  31,  2001,  2000,  and  1999

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


 (3.a)  Exhibits

 Exhibit                              Incorporation  by  Reference  or  page  in
                                    sequential  numbering  where  exhibit may be
                                      found:

(3.i.)    Certificate  of  Incorporation,  of  the     Exhibit A on Form 10-K
            Registrant,  as  amended                   for the year ended
                                                       December 31, 1994

(3.ii.)   By-laws  of  the Registrant,                 Exhibits B on Form 10-K
            as  amended                                for  the  year  ended
                                                       December  31, 1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  2001          Page  38

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  25,  2002       Page  74

 (21)     Subsidiaries                                   Page  91

 (27)     Financial  Data  Schedule                      Page  92


     (b)  Reports  on  Form  8-K:

           None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CANANDAIGUA  NATIONAL  CORPORATION



March  12,  2002                         By:  /s/  George  W.  Hamlin,  IV
                                           George  W.  Hamlin,  IV,  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        Signature                      Title                Date
----------------------------  -----------------------  --------------
/s/ George W. Hamlin, IV      President/Director       March 12, 2002
----------------------------
(George W. Hamlin, IV)

/s/ Robert G. Sheridan        Secretary/Director       March 12, 2002
----------------------------
(Robert G. Sheridan)

/s/ Gregory S. MacKay         Treasurer                March 12, 2002
----------------------------
(Gregory S. MacKay)

/s/ Lawrence A. Heilbronner   Principal Financial and  March 12, 2002
----------------------------  Accounting Officer
(Lawrence A. Heilbronner)

/s/ Patricia A. Boland        Director                 March 12, 2002
----------------------------
Patricia A. Boland

/s/ James S. Fralick          Director                 March 12, 2002
----------------------------
James S. Fralick

/s/ Daniel P. Fuller          Director                 March 12, 2002
----------------------------
Daniel P. Fuller

/s/ David Hamlin, Jr.         Director                 March 12, 2002
----------------------------
David Hamlin, Jr.

/s/ Stephen D. Hamlin         Director                 March 12, 2002
----------------------------
Stephen D. Hamlin

/s/ Richard P. Miller, Jr.    Director                 March 12, 2002
----------------------------
Richard P. Miller, Jr.

/s/ Caroline C. Shipley       Director                 March 12, 2002
----------------------------
Caroline C. Shipley

/s/ Sue S. Stewart            Director                 March 12, 2002
----------------------------
Sue S. Stewart

/s/ Alan J. Stone             Director                 March 12, 2002
----------------------------
Alan J. Stone


INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the     Exhibit A on Form 10-K
            Registrant,  as  amended                  for  the  year  ended
                                                      December 31,  1994

(3.ii.)   By-laws  of  the Registrant,                Exhibit B on Form 10-K
            as  amended                               for  the  year  ended
                                                      December  31,  1994

 (13)     Annual  Report  to  Shareholders  for
          the  year  ended  December  31,  2001

 (20)     Definitive  Proxy  Statement  to
          Shareholders  dated  February  25,  2002

 (21)     Subsidiaries

 (27)     Financial  Data  Schedule