Form 10-Q
period 2002-03-31
CANANDAIGUA NATIONAL CORP
filed 2002-05-15
CIK 759458

UNITED  STATES
                         SECURITIES  AND  EXCHANGE  COMMISSION
                               Washington,  D.C.  20549

                                       FORM  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  quarterly  period  ended  March  31,  2002
                                    ----------------

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


                                 (585) 394-4260
                                 --------------
               Registrant's telephone number, including area code


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  [X]  Yes   [  ]  No


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                    Class                     Outstanding  at  May  6,  2002
                    -----                     ------------------------------
             Common  stock,  $20.00  par                  476,661















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














































                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2002

PART  I -- FINANCIAL INFORMATION                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets  at  March  31,  2002
  and  December 31, 2001.                                                      1

Condensed  consolidated  statements  of  income  for  the  three-
  month  period ended March 31, 2002 and 2001.                                 3

Consolidated  statements  of  stockholders'  equity
  for  the three-month period ended March 31, 2002 and 2001.                   4

Consolidated  statements  of  cash  flows  for  the  three-
  month  period ended March 31, 2002 and 2001.                                 5

Notes  to  financial  statements
  at  March 31, 2002.                                                          6

Item  2.  Management's  Discussion  and  Analysis  of  Financial
  Condition  and Results of Operations                                         8

Item  3.  Quantitative  and  Qualitative  Disclosures  about
  Market  Risk
    This  information  is  incorporated  by  reference
    in  Part  I,  Item  2,  Interest  Rate  Sensitivity  and
                            --------------------------------
    Asset/Liability  Management Review                                        10
    ----------------------------------


PART  II  --  OTHER  INFORMATION

Item  1.  Legal Proceedings                                                   15
Item  2.  Changes in Securities and Use of Proceeds                           15
Item  3.  Defaults Upon Senior Securities                                     15
Item  4.  Submission of Matters to a Vote of Security Holders                 15
Item  5.  Other Information                                                   16
Item  6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

EXHIBITS                                                                      18
















PART  I  FINANCIAL  INFORMATION
Item  1.  Financial  Statements


                    CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2002 and December 31, 2001 (Unaudited)
                      (dollars in thousands, except per share data)


                                                               March 31,   December 31,
                                                              -----------  -------------
Assets                                                           2002          2001
------------------------------------------------------------  -----------  -------------

Cash and due from banks                                       $   26,381         30,248
Interest-bearing deposits with other financial institutions        5,736          8,293
Federal funds sold                                                23,400          8,100
Securities:
  - Available for sale, at fair value                              1,596            534
  - Held-to-maturity (fair value of $118,920 in 2002 and
      $119,971 in 2001)                                          117,962        118,449
Loans:
  Commercial, financial & agricultural                            80,322         79,304
  Commercial mortgage                                            247,004        245,915
  Residential mortgage                                            82,741         85,402
  Consumer-auto indirect                                          79,640         85,243
  Consumer-other                                                  22,686         23,093
  Other                                                            1,045          1,603
  Loans held for sale                                              9,729         14,401
                                                              -----------  -------------
    Total loans                                                  523,167        534,961
  Less:  Allowance for loan losses                                (5,588)        (5,480)
                                                              -----------  -------------
    Loans - net                                                  517,579        529,481
Premises and equipment - net                                      16,796         17,062
Accrued interest receivable                                        3,753          3,201
Federal Home Loan Bank stock and Federal Reserve Bank stock        1,900          2,013
Other assets                                                       9,153          8,337
                                                              -----------  -------------
        Total Assets                                          $  724,256        725,718
                                                              ===========  =============



                                          (Continued)



                        CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                        March 31, 2002 and December 31, 2001 (Unaudited)
                          (dollars in thousands, except per share data)



                                                              March 31,   December 31,
                                                             -----------  -------------
Liabilities and Stockholders' Equity                            2002          2001
-----------------------------------------------------------  -----------  -------------

Deposits:
  Demand
    Non-interest bearing                                     $   89,670         93,931
    Interest bearing                                             71,132         69,156
  Savings and money market                                      273,588        276,689
  Time deposits                                                 235,311        231,067
                                                             -----------  -------------
        Total deposits                                          669,701        670,843
Borrowings                                                        1,085          1,097
Accrued interest payable and other liabilities                    4,557          5,646
                                                             -----------  -------------
        Total Liabilities                                    $  675,343        677,586
                                                             -----------  -------------


Stockholders' Equity:
  Common stock, $20 par value; 2,000,000 shares authorized;
    486,624 shares issued in 2002 and 2001                        9,732          9,732
  Additional paid-in capital                                      6,931          6,931
  Retained earnings                                              33,166         32,428
  Treasury stock at cost (9,963 shares in 2002 and
    2001)                                                        (1,218)        (1,218)
  Accumulated other comprehensive income                            302            259
                                                             -----------  -------------
        Total Stockholders' Equity                               48,913         48,132
                                                             -----------  -------------
        Total Liabilities and Stockholders' Equity           $  724,256        725,718
                                                             ===========  =============

See  notes  to  financial  statements.



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      For the three month periods ended March 31, 2002 and 2001 (Unaudited)

                  (dollars in thousands, except per share data)


                                                            2002     2001
                                                           -------  ------
Interest income:
  Loans, including fees                                    $ 9,570   9,749
  Securities                                                 1,072   1,155
  Other                                                         88      32
                                                           -------  ------
        Total interest income                               10,730  10,936
                                                           -------  ------
Interest expense:
  Deposits                                                   3,738   4,804
  Borrowings                                                     9      89
                                                           -------  ------
      Total interest expense                                 3,747   4,893
                                                           -------  ------
      Net interest income                                    6,983   6,043
Provision for loan losses                                      241     438
                                                           -------  ------
      Net interest income after provision for loan losses    6,742   5,605
                                                           -------  ------

Other income:
  Service charges on deposit accounts                        1,076   1,078
  Trust income                                                 901   1,013
  Net gain on sale of mortgage loans                           294     219
  Other operating income                                       445     402
                                                           -------  ------
      Total other income                                     2,716   2,712
                                                           -------  ------

Operating expenses:
  Salaries and employee benefits                             3,940   3,713
  Occupancy                                                  1,241   1,210
  Marketing and public relations                               257     175
  Office supplies, printing and postage                        252     271
  FDIC insurance                                                90      49
  Other operating expenses                                   1,244   1,254
                                                           -------  ------
      Total operating expenses                               7,024   6,672
                                                           -------  ------

      Income before income taxes                             2,434   1,645
Income taxes                                                   718     486
                                                           -------  ------
      Net income                                           $ 1,716   1,159
                                                           =======  ======

Basic earnings per share                                   $  3.60    2.43
                                                           =======  ======
Diluted earnings per share                                 $  3.57    2.42
                                                           =======  ======

See  notes  to  financial  statements



                         CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               For the three month periods ended March 31, 2002 and 2001 (Unaudited)

                           (dollars in thousands, except per share data)


                              Accumulated
                               Additional    Other
                                 Common     Paid in   Retained   Treasury   Comprehensive
                                 Stock      Capital   Earnings     Stock       Income       Total
                              ------------  --------  ---------  ---------  -------------  -------
Historical balance at
 January 1, 2002              $      8,110    8,553     32,428     (1,218)            259  48,132
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $29                 -        -          -          -              43      43
    Net income                           -        -      1,716          -               -   1,716
                                                                                           -------
  Total comprehensive
   income                                                                                   1,759
                                                                                           -------
  Cash dividend - $2.05
   per share                             -        -       (978)         -               -    (978)
  Three-for-one stock split
   and increase in par value         1,622   (1,622)         -          -               -
                              ------------  --------  ---------  ---------  -------------  -------
Balance at March 31, 2002            9,732    6,931     33,166     (1,218)            302  48,913
                              ============  ========  =========  =========  =============  =======



Balance at January 1, 2001    $      8,110    8,532     28,687     (1,268)            208  44,269
  Comprehensive income:
    Change in unrealized
     gain on securities
     available for sale,
     net of taxes of $12                 -        -          -          -              14      14
    Net income                           -        -      1,159          -               -   1,159
                                                                                           -------
  Total comprehensive
   income                                                                                   1,173
                                                                                           -------
  Cash dividend - $1.98
   per share                             -        -       (960)         -               -    (960)
                              ------------  --------  ---------  ---------  -------------  -------
Balance at March 31, 2001            8,110    8,532     28,886     (1,268)            222  44,482
                              ============  ========  =========  =========  =============  =======


See  notes  to  financial  statements



                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the three month periods ended March 31, 2002 and 2001 (Unaudited)

                             (dollars in thousands)



                                                             2002       2001
                                                           ---------  --------
Cash flow from operating activities:
  Net income                                               $  1,716     1,159
  Adjustments to reconcile net income to
    net cash from operating activities:
    Depreciation, amortization and accretion                    551       344
    Provision for loan losses                                   241       438
    Deferred income taxes                                      (110)     (100)
    Undistributed income from minority owned entities            (4)        -
    Originations of loans held for sale                     (44,382)  (13,278)
    Proceeds from sale of loans held for sale                49,054    13,823
    Increase in accrued interest receivable
      and other assets                                       (1,597)     (399)
    Increase (decrease) in accrued interest payable and
     other liabilities                                       (1,089)      318
                                                           ---------  --------
      Net cash provided by operating activities               4,380     2,305
                                                           ---------  --------

Cash flow from investing activities:
  Proceeds from call of FHLB stock                              315         -
  Purchase of FHLB stock                                       (202)        -
  Securities held to maturity:
    Proceeds from maturities and calls                       59,347    39,949
    Purchases                                               (59,809)  (59,452)
  Loans originated, net of repayments                         6,989    (8,752)
  Fixed asset purchases - net                                  (326)     (338)
  Investment in minority owned entity                             -      (636)
  Cash received from sale of other real estate                  314        12
                                                           ---------  --------
      Net cash provided by (used in) investing activities     6,628   (29,217)
                                                           ---------  --------

Cash flow from financing activities:
  Net (decrease) increase in demand, savings and money
    market deposits                                          (5,386)   20,894
  Net increase in time deposits                               4,244     8,911
  Repayment of overnight borrowings                               -    (3,400)
  Principal repayments on long-term borrowings                  (12)      (11)
  Dividends paid                                               (978)     (960)
                                                           ---------  --------
      Net cash provided by (used in) financing activities    (2,132)   25,434
                                                           ---------  --------

      Net increase (decrease) in cash & cash equivalents      8,876    (1,478)
  Cash & cash equivalents - beginning of period              46,641    28,254
                                                           ---------  --------
  Cash & cash equivalents - end of period                  $ 55,517    26,776
                                                           =========  ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                               $  3,913     4,764
                                                           =========  ========
    Income taxes                                           $    136        82
                                                           =========  ========

See  notes  to  financial  statements

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
                    Notes to Financial Statements (unaudited)

(1)     Basis  of  Presentation
        -----------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2001 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. All references in the consolidated financial statements to common shares, share prices, per share amounts and stick plans have been restated retroactively for the stock split, unless otherwise noted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, is not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

(2)     Changes  to  Common  Stock
        --------------------------

On January 9, 2002, the Board of Directors declared a three-for-one common stock split, subject to the approval of stockholders of an increase in the number of common shares authorized from 240,000 to 2,000,000 and a change in the par value from $50.00 per share to $20.00 per share. The record date of the split was January 9, 2002, to shareholders of record January 9, 2002. The stockholders approved the increase on March 13, 2002. All per share calculations have been restated to reflect the stock split.

(2)     Dividends  Per  Share
        ---------------------

The Company declared a semi-annual $2.05 per share dividend on common stock on January 9, 2002, and paid February 1, 2002, to shareholders of record January 9, 2002.

(3)     Earnings  Per  Share
        --------------------

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2002, and 2001 follow (dollars in thousands, except share data):





For the three months ended March 31,              2002      2001
                                                --------  --------
Basic Earnings Per Share:
  Net income applicable to common shareholders  $  1,716  $  1,159
  Weighted average common shares outstanding     476,661   476,196
                                                --------  --------
      Basic earnings per share:                 $   3.60  $   2.43
                                                ========  ========


Diluted Earnings Per Share:
  Net income applicable to common shareholders  $  1,716  $  1,159
  Weighted average common shares outstanding     476,661   476,196
  Effect of assumed exercise of stock options      3,932     2,883
                                                --------  --------
    Total                                        480,593   479,079
                                                --------  --------
      Diluted earnings per share:               $   3.57  $   2.42
                                                ========  ========

(4)     Stock  Option  Plan
        -------------------

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. In 2002, the Board of Directors granted 7,941 non-qualified options to management under the Company's incentive compensation plan for 2001's performance (7,179 in 2001 for 2000's performance.) The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exerciseable at times varying from four years to twenty-eight years. The options are fully vested and have no set expiration date.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its fixed-award stock options in the condensed consolidated statement of income. Had compensation cost been determined based on the fair value at the grant date of the stock options using valuation models consistent with the approach of SFAS No. 123, the Company's net income and earnings per share for the year-to-date periods in 2002 and 2001 would have been reduced to the pro forma amounts indicated below (net income in thousands):





For the three months ended March 31,   2002    2001
                                      ------  ------
Net income:
  As reported                         $1,716  $1,159
  Pro forma                            1,506     994

Earnings per share:
  As reported:
    Basic                             $ 3.60  $ 2.43
    Diluted                             3.57    2.42
  Pro forma:
    Basic                             $ 3.16  $ 2.09
    Diluted                             3.13    2.07



The weighted average fair value of options granted during 2002 and 2001 was $37.46 and $32.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:




Grant year                  2002         2001
                         -----------  -----------
Dividend yield                 2.60%        2.61%
Risk free interest rate        5.07%        4.92%
Life                     13.2 years   10.4 years
Volatility                    13.30%       13.81%




(5)     Contract  Termination  Costs  and  Sale  of  Credit  Card  Portfolios
        ---------------------------------------------------------------------

Approximately $2.2 million of the Company's total credit card portfolio of $2.7 million at March 31, 2002, is included in "Loans held for sale" on the Condensed Consolidated Balance Sheet. These loans were sold in April 2002 as part of the Company's previously reported realignment. Total gross proceeds were $2.2 million. No gain or loss on the sale was recognized. The unsold balances, all commercial related, of $0.5 million have been converted to demand loans and are carried in "Commercial, financial & agricultural" on the Condensed Consolidated Balance Sheet.

The balance of the contract termination costs liability at March 31, 2002, was $145,000, unchanged from December 31, 2001. It is expected to be fully paid and funded through operations in 2002, when final termination costs are invoiced.

(6)     Impact  of  Accounting  Standard  Adoption
        ------------------------------------------

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon its adoption. Since the Company had no unamortized goodwill at December 31, 2001, the statement had no impact.

The Company also adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 144 requires long-lived assets held for sale or disposal to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Statement also broadens the reporting of discontinued operations. Although adopted, the statement had no impact on the Company as it is dependent upon any future long-lived assets asset disposal decisions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis for the year ended December 31, 2001, contained in the Company's Form 10-K and includes certain known trends, events and uncertainties that are reasonably expected to have a material effect on the Company's financial position or operating results.


Overview
--------

At the end of the first quarter of 2002, total assets were $724.3 million, nearly the same as the year end December 31, 2001, of $725.7 million. However, net income for the quarter ended March 31, 2002, was $1.7 million, nearly fifty percent higher than the $1.2 million for the first quarter of 2001. These results are in line with the Company's internal budget and are reflective of the 20.9% annualized growth in average earning assets, combined with a modest 5.3% annualized growth in operating expenses year-on-year.

Financial  Condition  and  Results  of  Operations
--------------------------------------------------

As of March 31, 2002, total assets of the Company were $724.3 million, down from $725.7 million at year-end 2001. Cash and bank balances decreased $6.4 million to $32.1 million, resulting from the Company's reduced holdings of year-end cash reserves and a shift to federal funds sold. Fed funds sold increased $15.3 million or 189% to $23.4 million at the quarter end, due to higher than anticipated consumer and residential loan payoffs. Securities increased $0.6 million to $119.6 million to allow for collateralization of municipal deposits. Net loans decreased $11.9 million to $517.6 million, and all other assets rose $1.0 million to $31.6 million, reflective of earning asset and branch network growth.

Total deposits at March 31, 2002 were $669.7 million and were down $1.1 million from December 31, 2001. However, nationally marketed brokered deposits decreased $5.5 million for the quarter, resulting in a net increase in local deposits of $4.4 million for the quarter. There was a minor shift to interest bearing from non-interest bearing deposit accounts for the quarter. Borrowings remain at $1.0 million as the increase in federal funds sold has reduced the Company's demand for overnight borrowing. Other liabilities decreased by $1.0 million to $4.6 million as a result of cash contributions to the Company's employee profit sharing and other retirement plans accrued at year end 2001.

For the three months ended March 31, 2002, average interest-earning assets increased $114.8 million to $665.5 million from $550.7 million for the 2001 first quarter. The tax-equivalent yields on these assets were 6.62% and 8.10%, respectively--the decrease resulting from an overall decline in general interest rates during 2001. For the same periods, average interest-bearing liabilities increased $112.9 million to $582.1 million from $469.2. Rates paid on these liabilities were 2.57% and 4.17%, respectively, also reflecting general market rate decreases. The net effect of these yield and cost decreases was an increased spread of twelve basis points; however, the lower overall interest rate environment led to a decreased margin (net interest income to average earning assets) of nineteen basis points. The difference between spread and margin reflects the contribution of non-interest bearing deposits - 32 basis points in 2002 and 62 basis points in 2001 - which dropped in 2002 due to the lower average asset yields. The growth in interest-earning assets and interest bearing liabilities had a $1.2 million positive impact on net interest income for the quarter ended March 31, 2002, while the reduction in rates had a $0.3 million negative impact on net interest income as compared to the first quarter of 2001. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended March 31, 2002, remained at $2.7 million. Service charges on deposit accounts were $1.1 million at both quarters ended March 31, 2002, and 2001. While the number of accounts increased year on year, new product offerings - "CNB Options" provide customers more fee waiver opportunities. Trust income declined $0.1 million attributed to a reduction in estate close-out fees. Both the book value and market value of assets under management have increased year on year by approximately $25 million. Net gain on the sale of mortgage loans was $0.3 million in 2002 versus $0.2 million in 2001 due to higher mortgage loan sales activity than 2001. In the first quarter of 2001, the Company consolidated its mortgage origination operations which has allowed more serviced loans to be retained than had been the case prior to the consolidation. Other operating income remained unchanged at $0.3 million. Operating expenses increased $0.4 million for the quarter ended March 31, 2002, to $7.0 million versus $6.6 million for the 2001 first quarter. The increase came in nearly all expense categories, reflecting growth in customers, employees and banking offices. However, the growth rate of expenses at 5.3% is lower than the growth rate of revenues (net interest income plus other operating income) at 10.8%, resulting in increased profitability. The Company's successful cost containment efforts initiated in the last half of 2000 continued to pay off in 2002. The Company's efficiency ratio (Operating expenses to revenues) improved to 72.4% at March 31 2002, from 76.2% at March 31, 2001.
The  Company's  effective  tax  rate  was  29.5%  in  both  2002  and  2001.

Liquidity
---------

The Board of Directors has set general liquidity guidelines, which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

Liquidity  needs  generally  arise  from asset origination and deposit outflows.
Liquidity needs can increase when asset generation (loans and investments) exceed net deposit inflows. Conversely, liquidity needs are reduced when the opposite occurs. In these instances, the needs are funded through short-term FHLB borrowings, while excess liquidity is sold into the Federal Funds market.

The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At March 31, 2002, residential mortgage loans with a carrying value of approximately $5.7 million were pledged as collateral for the Bank's advances and letters of credit from the Federal Home Loan Bank, and an additional $39.5 million was available for pledging. Indirect automobile loans with a carrying value of approximately $78.1 million were pledged as collateral for a $62.5 million line of credit from the Federal Reserve Bank of New York.

Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source is used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $23.3 million at March 31, 2001, versus $28.9 million at year-end 2001. However, given the Bank's current classification as "Adequately Capitalized," an increase or renewal of brokered deposits requires permission from the FDIC. Management does not anticipate raising brokered deposits for the remainder of 2002, as local deposit growth is expected to outpace asset growth. Should the need arise, management has no reason to believe permission would be denied. In addition, during 2002 management intends to increase regulatory capital, which will return the Bank to a "well-capitalized" classification. Refer to Capital Resources.

For the quarter ended March 31, 2002, the Company generated $8.9 million in net cash and equivalents versus using $1.4 million for the same quarter in 2001.

Net cash provided by operating activities was $4.4 million in 2002, an increase over 2001 from $2.3 million. Both the largest source and use of operating cash in 2002 and 2001 were loans held for sale. However, activity in 2002 was significantly higher than 2001's due to the effects of the continuing strong mortgage refinancing market.

Cash provided by investing activities was $6.6 million in 2002 versus a usage of $29.2 million in 2001. Earnings assets decreased slightly in the first quarter of 2002 versus a large increase, mainly investments, in 2001.

Cash  used  by  financing  activities  was $2.1 million in 2002 versus providing
$25.4 million in 2001. Net deposit activity was the main contributor in both years.

For the remainder of 2002, cash for growth is expected to come primarily from customer sources; however, a portion will also come from the debt issuance discussed in "Capital Resources." Customer deposit growth is mainly expected to come from Monroe County sources.

Less material, but a part of the Company's ongoing operations, and expected to be funded by normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information presented in the December 31, 2001, Form 10-K.

Interest  Rate  Sensitivity  and  Asset  /  Liability  Management  Review
-------------------------------------------------------------------------
(Item  3  Quantitative  and  Qualitative  Disclosures  about  Market  Risk)

The Company realizes income principally from the differential or spread between the interest earned on loans, investments and other interest-earnings assets and the interest paid on deposits and borrowings. Loan volumes and yields, as well as the volume of and rates on investments, deposits and borrowings, are affected by market interest rates. Additionally, because of the terms and conditions of many of the Company's loan documents and deposit accounts, a change in interest rates could also affect the projected maturities of the loan portfolio and/or the deposit base, which could alter the Company's sensitivity to future changes in interest rates. Accordingly, management considers interest rate risk to be the Company's most significant market risk.
                                                                        Page  10
Interest rate risk management focuses on maintaining consistent growth in net interest income within Board approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO) includes the Bank's Chief Executive Officer, Chief Economist, Chief Financial Officer, Senior Vice President of Retail Services, Senior Vice President of Commercial Services and Senior Vice President of Sales. It reports to the Board of Directors on its activities to monitor and manage interest rate risk.
Management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative financial instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.
The Company uses an interest margin simulation model as one method to identify and manage its interest rate risk profile. The model is based on expected cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Using the aforementioned simulation model, net interest earnings projections reflect an increase when applying the rising interest rate environment management projects for late 2002. This profile has changed little since December 31, 2001. Management projects interest rates to remain stable for at least the first half of 2002 and rise modestly during the second half of the year as the economy shows signs of recovery and the need for low-cost funds to stimulate the market is reduced. A net interest income increase is projected as management anticipates the ability to increase asset yields faster than deposit rates, if and when market rates (federal funds rate) rise.

Management  also  uses  the  static  gap  analysis  to  identify  and manage the
Company's  interest  rate  risk  profile.   Interest  sensitivity  gap  ("gap")
analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. There has also been no significant change in this measurement since December 31, 2001.

Capital  Resources
------------------

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional - discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.







                                                                        Page  11

As of March 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "adequately" capitalized under the regulatory framework for prompt corrective action. This classification is the same as at December 31, 2001, but lower than "well" capitalized, the categorization of the Bank at March 31, 2001. As reported in prior filings, the Bank's asset growth was anticipated to exceed its capital formation, which would result in a continuing trend toward declining capital ratios. The decline from well- to adequately-capitalized primarily has two impacts on the Bank and Company: (1) FDIC insurance increased on an annual basis by approximately $0.2 million; and (2) For the Bank to renew or reissue brokered deposits, it will be required to obtain approval from the FDIC. Management does not believe either of these items will materially impact the Company's or Bank's financial condition, operations or liquidity. In addition, management expects the Bank and Company to return to "well" capitalized in 2002 through the issuance of Trust Preferred Securities, as discussed below.

Trust  Preferred  Issuance

In the second quarter of 2002, the Company intends to issue up to $20 million of junior subordinated debentures through a wholly owned business trust. Subject to regulatory approval, $15 million of the debentures will be considered Tier I capital of the Company. Certain proceeds of the issuance will be downstreamed to the Bank. This is expected to return the Bank to "well" capitalized categorization by the end of the third quarter of 2002.

The Company will establish a wholly-owned statutory business trust formed under Connecticut law, upon filing a certificate of trust with the Connecticut Secretary of State. The Trust, which will be consolidated in the Company's financial statements, will exist for the exclusive purposes of: (i) issuing and selling 30-year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities") in the aggregate amount of up to $20 million at a variable rate of interest based upon 3-month LIBOR; (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company; and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures will be the sole asset of the Trust, and accordingly, payments under the Company-obligated junior debentures will be the sole revenue of the Trust. All of the common securities of the Trust will be owned by the Company. The Company intends to use approximately $10 million of the proceeds for a capital injection into the Bank. The remaining proceeds will be used by the Company for general purposes. The Company's primary sources of funds to pay interest on the debentures owed to the Trust will be current dividends from the Company's subsidiaries and from interest earned on investment of the proceeds not injected to the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of subsidiaries, primarily the Bank, to pay dividends to the Company. Since the capital securities will be classified as debt for financial statement purposes, the tax deductible expense associated with the capital securities will be recorded as interest expense in the condensed consolidated statement of income. The Company expects to incur approximately $625,000 in costs to issue the securities.

Allowance  for  Loan  Losses  and  Non-Performing  Assets
---------------------------------------------------------

Allowance  for  Loan  Losses
----------------------------

Changes in the allowance for loan losses for the three-month periods ended March 31, 2002 and 2001, follow (dollars in thousands):




                                                           March 31,
                                                     -------------------
                                                        2002       2001
                                                     -----------  ------
Balance at beginning of period                       $    5,480   4,712
Provision for loan losses                                   241     438
Loans charged off                                          (218)   (349)
Recoveries on loans previously charged off                   85     104
                                                     -----------  ------
Balance at end of period                             $    5,588   4,905
                                                     ===========  ======

Allowance as a percentage of total period end loans        1.06%   1.05%
                                                     ===========  ======

Allowance as a percentage of non-performing loans          74.4%  194.3%
                                                     ===========  ======



The decrease in the provision for loan losses from the first quarter of 2001 to the first quarter of 2002 is related to the decrease in net-chargeoffs year-on-year and a contraction of loans from 2001 (as seen in the table above and condensed consolidated balance sheets). The increase in the allowance for loan losses from $4.9 million at March 31, 2001, to $5.6 million at March 31, 2002, is due to overall loan portfolio growth year-on-year. The ratio of allowance to non-performing loans decreased due to an increase in non-performing loans, driven mainly by one commercial real estate mortgage relationship, which management believes is fully secured.



Impaired  Loans
---------------


                                 Impaired Loans*
                             (Dollars in thousands)


                                             Three         Twelve      Three
                                             months        months      months
                                              Ended         Ended       Ended
                                            March 31,    December 31,  March 31,
                                               2002          2001        2001
                                              -----         -----       -----
Recorded investment at period end          $  7,201         8,084       2,299
Impaired loans as percent of total loans      1.38%         1.51%       0.49%
Impaired loans with allowance                   238           273         -
Related allowance                               238           229         -
Average investment during the period          7,644         3,033       2,190

* For each of the periods indicated, interest income recognized on impaired loans was not material.
Impaired loans decreased $0.9 million from December 31, 2001, to March 31, 2002, reflecting the pay-off of a number of loans. In addition, impaired loans as a percentage of total loans outstanding has also fallen from 1.51% at December 31, 2001, to 1.38% at March 31, 2002. However, impaired loans increased from March 31, 2001, to March 31, 2002, by $4.9 million, reflective of the impact of a slowing economy on borrowers.



                                                                        Page  13
Non-Performing  Assets
----------------------


                                 Non-Performing Assets
                                (Dollars in thousands)



                                                 March 31,   December 31,   March 31,
                                                   2002          2001          2001
                                                -----------  -------------  ----------
Loans past due 90 days or more and accruing
Commercial, financial & agricultural            $        7             34         102
Real estate-commercial                                  48              -           -
Real estate-residential                                 43             69           -
Consumer                                               212            166         123
                                                -----------  -------------  ----------
Total past due 90 days or more and
  accruing                                             310            269         225
                                                -----------  -------------  ----------

Loans in non-accrual status
Commercial, financial & agricultural                 2,806          2,793         863
Real estate-commercial                               4,174          1,653       1,160
Real estate-residential                                221            209         276
Consumer                                                 -            333           -
                                                -----------  -------------  ----------
Total non-accrual loans                              7,201          4,988       2,299
                                                -----------  -------------  ----------
Total non-performing loans                           7,511          5,257       2,524
                                                -----------  -------------  ----------

Other real estate owned - commercial                 1,094          1,408       1,454
                                                -----------  -------------  ----------

Total non-performing assets                     $    8,605          6,665       3,978
                                                ===========  =============  ==========

Non performing loans to total period-end loans        1.44%          0.98%       0.54%
                                                ===========  =============  ==========

Non performing assets to total period-end
  Loans and other real estate                         1.64%          1.24%       0.85%
                                                ===========  =============  ==========


The  Company  has  no  restructured  loans.



Total non-performing loans increased $2.2 million to $7.5 million at March 31, 2002, from December 31, 2001, and was due to one relationship (discussed in the Company's 10-K filing as impaired). Total non-performing loans increased over the twelve-month period by $5.0 million and is due to the impact of the generally slower economic conditions on the Company's borrowers.

At March 31, 2002, other real estate owned consisted of three commercial real estate parcels, totaling $1.1 million. The Company has been successful and continues to work at liquidating these properties.


Other  Recently  Issued  Accounting  Standards
----------------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and accrete the liability over time. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard, effective for the Company's 2003 fiscal year, is not expected to impact the Company's financial position or results of operations.

PART  II  --  OTHER  INFORMATION

                CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES


Item  1.  Legal  proceedings

None

Item  2.  Changes  in  securities  and  Use  of  Proceeds

None

Item  3.  Defaults  upon  senior  securities

None

Item  4.  Submission  of  matters  to  a  vote  of  security  holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 13, 2002, for the following purposes:


        Three directors were elected for a three-year term and votes were cast as follows:

                                             Votes
                                            -------
Name                          For     Withheld    Abstain   Against
-----                       -------   --------    -------   -------

Stephen  D.  Hamlin           117,164        138        0         0

James  S.  Fralick            117,164        138        0         0

Daniel  P.  Fuller            117,164        138        0         0


         The Company's Certificate of Incorporation was amended to increase the number of authorized common shares to 2,000,000 from 240,000 and adjust the par value per share to $20.00 from $50.00. Votes were cast as follows:

                                             Votes
                                            -------
                              For     Withheld    Abstain   Against
                            -------   --------    -------   -------

                            114,454         0        840      2,008

Shares  of  Common  Stock  of  the  Company  were  split  on  a  3-for-1  basis.

                                             Votes
                                            -------
                              For     Withheld    Abstain   Against
                            -------   --------    -------   -------

                            115,152        0         840     1,310

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



                 May 13, 2002   /s/ George W. Hamlin, IV
                 ------------   ------------------------
                 Date           George W. Hamlin, IV, President


                 May 13, 2002   /s/ Gregory S. MacKay
                 ------------   ---------------------
                 Date           Gregory S. MacKay, Treasurer

INDEX  OF  EXHIBITS

Exhibit

(3.i.)    Certificate  of  Incorporation,  of the         Exhibit A on Form 10-K
            Registrant,  as  amended                     for  the  year  ended
December
                                                       31,  1994  and  amendment
                                                       attached  hereto

(3.ii.)   By-laws  of  the Registrant,                   Exhibits B on Form 10-K
            as  amended                                 for  the  year  ended
December
                                                       December  31,  1994
 (27)     Financial  Data  Schedule