Form 10-K/A
period 2001-12-31
CANANDAIGUA NATIONAL CORP
filed 2002-05-30
CIK 759458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number: 2-94863

CANANDAIGUA NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1234823 (IRS Employer Identification Number)

72 South Main Street Canandaigua, New York (Address of principal executive offices)	14424 (Zip code)

(585) 394-4260
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes X	No

The number of shares outstanding of each of the issuer's classes of common stock was 476,661 shares of common stock, par value $20.00, outstanding as at May 30, 2002.

Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference.

EXPLANATORY NOTE:

The Registrant hereby amends its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for the purpose of:

(1) adding supplemental information to the following:
Part I, Item 1, Business, The Canandaigua National Bank and Trust Company,
Part I, Item 1, Statistical Disclosure by Bank Holding Companies, II.A.,
Part I, Item 1, Statistical Disclosure by Bank Holding Companies, III; General,
Part II, Item 7, Capital Resources, and

(2) including the auditors' signature on Independent Auditors' Report to Consolidated Financial Statements in the Annual Report

Part I, Item 1, Business

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

The Bank's deposit services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market deposits, fixed-rate time deposits and club accounts. The Bank also provides its retail customers safekeeping services through the renting of safe deposit facilities.

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

Trust and investment services provided by the Bank include services as executor and trustee under wills and trust agreements, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for bond issues and as escrow agent. Trust assets are held in fiduciary or agency capacity for customers and are not included in the consolidated financial statements, since such assets are not assets of the Company. Fee income is recognized on the accrual method based on a schedule of fees approved by the Bank's Trust Review Committee (a subcommittee of the Bank's board of directors). This committee also has oversight of the Trust Department and meets regularly to review and approve operational and management activities.

Since the formation of its insurance subsidiary in 1995 and upon its successful lawsuit against the New York State Superintendent of Insurance, the Bank has been offering a full line of auto, home and life insurance products to its customers through its wholly owned subsidiary CNB Insurance Agency. CNB Insurance Agency is an independent agency, representing several major insurance carriers with access to various life, health, property and liability risk markets. The agency offers life, health, property and casualty insurance to individuals and businesses in the Company's primary market area and focuses on sales to Bank customers. The Agency acts only as an agent and broker for insurance companies and earns a commission. The Agency does not underwrite insurance. Insurance premiums are collected by the insuring companies. Accordingly, the agency has no market, credit, capital, liquidity or interest rate risk. The sale of insurance is an ancillary business for the Company. The Agency employees only two people and currently generates less than $125,000 in revenue annually.

The Bank also acts as advisor to the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. Shares of these funds may increase or decrease in value.]

The Bank has a relatively stable deposit base, and no material amount of deposits is obtained from a single depositor. Historically, approximately 15% - 20% of average deposits are placed by local governments in the Bank's business region. The Bank has not experienced any significant seasonal fluctuations in the amount of its deposits, nor does the Bank rely on foreign sources of funds or income.

Part I, Item 1, STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

II. Securities Portfolio

A. Securities Portfolio

The Company maintains a portfolio of (investment) securities such as U.S. Treasury and other U.S. government agency securities and obligations of states and political subdivisions. Management typically invests in securities with short to intermediate average lives in order to better match the interest rate sensitivities of the Company's assets and liabilities.

Investment decisions are made within policy guidelines established by the Company's board of directors for the Bank's securities portfolio. The investment policy established by the board of directors is based on and supplements the Bank's Interest Rate Risk and Funds Management Policy (ALCO Policy), also established by the board of directors. Together these policies establish financial and investment goals, which direct investment in all assets, including securities. The Investment policy states that the Bank shall invest funds not needed for local loans and mortgages in United States Government Bonds, United States Government Agency Bonds, Municipal Bonds, Corporate Obligations, and Money Market Instruments. The goal of the investment portfolio shall be to provide sufficient liquidity in order to help meet the Bank's needs and to produce income for the Bank consistent with the safety features of quality, maturity, marketability, and risk diversification.

The Bank's Investment policy limits total investments to no more than 40% of total assets. U.S. Treasury and agency securities should comprise 20% to 50% of the investment portfolio, obligations of states and political subdivisions should comprise 30% to 60% of the portfolio, and corporate issues no more than 20%. The size of the portfolio in relation to the Company's assets will vary depending upon local market loan demand and the Company's liquidity. To manage overall risk, the policy sets limits on the concentration of holdings of any one issuer, except the U.S. Government or its agencies. Additionally, obligations of states and political subdivisions and corporate issues must generally be rated in the "A" category by a nationally recognized rating agency. To further enhance the portfolio's liquidity and manageability, investment block sizes are limited within the policy by issue type.

Generally, securities, other than equity securities, are classified as held-to-maturity as management has the ability and intent to do so. Substantially all of these securities are pledged to collateralize municipal deposits. Municipalities in New York State are generally required to ensure deposits, in excess of FDIC insurance limits, are collateralized with eligible securities. At December 31, 2001, approximately $113.8 million or 94% of the securities portfolio was pledged to collateralize $114.3 million of municipal deposits. Management may also use available-for-sale securities to achieve the same objectives. The Company currently does not participate in securities hedging activities, interest rate risk swaps, or other programs involving the use of off-balance sheet derivatives.

The following table summarizes the Company's carrying value of securities available for sale and held to maturity. Other securities includes the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock.

Securities
As of December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

U.S. Treasury and other U.S government agencies' obligations	$55,456	36,949	26,865
Obligations of states and political subdivisions	61,918	42,062	46,061
Other securities	3,622	4,963	6,486

Total	$120,996	83,974	79,412

Part I, Item 1, STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

III. Loan Portfolio

General

The Company's loan portfolio, held by the Bank, generally consists of commercial, financial and agricultural loans (C&I), commercial mortgage loans, residential mortgage loans, and consumer loans, as indicated in Section III.A. The Bank sells most of its fixed-rate residential mortgage loans (originated by CNB Mortgage) in the secondary market. The Bank retains the servicing rights on many of the mortgage loans it sells and realizes monthly service fee income.

The Bank's loan policy establishes the general parameters of the types of loans that are desirable, emphasizing cash flow and collateral coverage. Credit decisions are made at the Bank level by officers who generally have had extensive personal experience with commercial and personal lending, helping to ensure thorough underwriting and sound credit decisions. The Bank has commercial, consumer and residential mortgage loan policies approved by the board of directors. These policies establish the lending authority of individual loan officers as well as the loan authority of the Banks' Officers' Loan Committee (OLC). The Bank's President and certain Senior Vice Presidents each have loan authority up to $250,000 while other lending authorities are $150,000 or less. A member of the OLC and a Senior Credit analyst can approve, jointly, certain loans up to $500,000. OLC can approve loans up to $2,500,000, while those over that amount generally must be approved by the board of directors or the Discount Committee of the board.

Loans are generally originated in the Bank's primary market area. The same credit principles and guidelines apply for small as well as medium and large credits. A borrower's cash flow, overall financial condition/capacity, character, and the collateral securing a loan are considered during the credit decision process. Specific emphasis is placed on the borrower's ability to generate cash sufficient to cover operations and financing costs when assessing the overall quality of a borrower's financial condition. The commercial policy limits loans to one borrower and any borrowing relationship, as well as concentrations of credit to particular industries. Federal banking regulations limit loans to one borrower to 15% of the lending institutions regulatory capital. At December 31, 2001, this limit was approximately $7.7 million and the Bank's largest borrowing relationship was $7.2 million, with half secured by cash.

C & I Loans: These loans generally include term loans and lines of credit. Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, the Bank attempts to secure real estate as collateral and obtain personal guarantees of the borrowers. To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, repricing in three to five year periods, and have a maturity of five years or less. Lines of credit generally have terms of one year or less and carry floating rates of interest (e.g., prime plus a margin.)

Commercial Mortgages: The Bank makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may consist of apartments, commercial structures housing businesses, nursing homes, and others. The loans typically have variable interest rates, repricing in three to five year periods, and require principal payments over a 10 to 25 year period. Many of these loans include call provisions at 15 years. The underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 75% of appraised value.

Residential Mortgages: The Bank originates fixed-rate and three-year callable one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market area. A variety of real estate loan products, which generally are amortized over five to 30 years, are offered. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third party investors. All three-year callable loans are purchased by the Bank and held in the Bank's portfolio. These loans, amounting to $47.4 million at December 31, 2001, contain a provision allowing the Bank to call the loan in its entirety three years from its origination date and at each three year anniversary, thereafter. Fixed rate residential mortgages without escrow are also purchased by the Bank, but sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac") with rights to service the mortgages retained by the Bank. All other loans are sold to third parties with servicing released. This selective policy allows the Company and Bank to manage interest rate risk, liquidity risk and loss risk, by keeping on the books only those loans which mitigate those risks the most.

The Bank and CNB Mortgage generally use underwriting, appraisal, and servicing guidelines of Freddie Mac. Loans on one-to-four family residential real estate generally are originated in amounts of no more than 85% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance is normally required.

The Bank originates construction, home equity and second mortgages (loans secured by a second lien position on one-to-four family residential real estate.) These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral or secured by an incomplete dwelling in the case of construction loans. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

Consumer Loans: The Bank originates direct and indirect automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized), and education loans. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the customer's home or the financed automobile, mobile home, boat or recreational vehicle, or deposit account as collateral.

The loan portfolio is comprised solely of domestic loans with their concentrations set forth in the schedule of loan classifications below. Management is not aware of any material concentrations of credit risk to any industry or individual borrower. The following summary shows the classifications of loans by category.

A. Types of Loans

Composition of Loan Portfolio
As of December 31,
(Dollars in thousands)

	2001	2000	1999	1998	1997

Commercial, financial, and agricultural	$79,304	65,324	62,491	43,260	37,610
Commercial mortgage	245,915	195,153	141,255	83,771	74,228
Residential mortgage	85,402	81,475	69,862	76,130	94,593
Consumer
Auto - indirect	85,243	93,746	103,605	84,370	73,211
Other	23,093	20,214	18,561	17,753	15,245
Other	16,004	4,059	2,589	6,485	14,257

	534,961	459,971	398,363	311,769	309,144
Less: Allowance for loan losses	(5,480)	(4,712)	(4,136)	(3,283)	(3,153)

Loans, net	$529,481	455,259	394,227	308,486	305,991

Part II ,Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

The Company's and Bank's goal is to be categorized as well capitalized. As reported in previous filings, the accelerated expansion plan set out in 1998 anticipated a reduction in the capital ratios and a lower categorization than well capitalized. The plan currently calls for the Company and Bank to reach well-capitalized status before the end of 2003. This will be accomplished mainly through asset growth being slower than net capital formation (net income less dividends). Management can take other steps to improve capital ratios as considered necessary, such as treasury stock sales, dividend reduction, asset sales, issuance of debt qualifying as regulatory capital (trust preferred) and other means. None of these are contemplated as of March 2002. Footnote 16 of the Consolidated Financial Statements includes a table setting forth the Bank's capital ratios. The Company's capital ratios do not differ materially.

Inclusion of auditor signature on Independent Auditors' Report to Consolidated Financial Statements in the Annual Report

Independent Auditors' Report

The Stockholders and Board of Directors Canandaigua National Corporation:

We have audited the accompanying consolidated balance sheets of Canandaigua National Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canandaigua National Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

February 1, 2002 Rochester, New York /s/ KPMG LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

May 30, 2002 By	/s/ George W. Hamlin, IV
George W. Hamlin, IV, President