Form 10-Q
period 2002-06-30
CANANDAIGUA NATIONAL CORP
filed 2002-08-09
CIK 759458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days

Yes X	No

The number of shares outstanding of each of the issuer's classes of common stock was 476,673 shares of common stock, par value $20.00, outstanding as at July 26, 2002.

SAFE HARBOR STATEMENT

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

JUNE 30, 2002

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001 (Unaudited)
(dollars in thousands, except per share data)

	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$31,784	30,248
Interest-bearing deposits with other financial institutions	21,000	8,293
Federal funds sold	30,000	8,100
Securities:
- Available for sale, at fair value	16,031	534
- Held-to-maturity (fair value of $121,063 in 2002 and $119,971 in 2001)	118,515	118,449
Loans:
Commercial, financial & agricultural	77,802	79,304
Commercial mortgage	258,435	245,915
Residential mortgage	85,312	85,402
Consumer-auto indirect	83,190	85,243
Consumer-other	20,955	23,093
Other	1,466	1,603
Loans held for sale	3,433	14,401

Total loans	530,593	534,961
Less: Allowance for loan losses	(5,536)	(5,480)

Loans - net	525,057	529,481
Premises and equipment - net	16,832	17,062
Accrued interest receivable	3,491	3,201
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,900	2,013
Other assets	9,124	8,337

Total Assets	$773,734	725,718

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest bearing	$86,467	93,931
Interest bearing	74,618	69,156
Savings and money market	305,957	276,689
Time deposits	231,427	231,067

Total deposits	698,469	670,843
Borrowings	1,072	1,097
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	19,399	-
Accrued interest payable and other liabilities	4,218	5,646

Total Liabilities	723,158	677,586

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2002 and 2001	9,732	9,732
Additional paid-in capital	6,931	6,931
Retained earnings	34,729	32,428
Treasury stock at cost (9,963 shares in 2002 and 2001)	(1,218)	(1,218)
Accumulated other comprehensive income	402	259

Total Stockholders' Equity	50,576	48,132

Total Liabilities and Stockholders' Equity	$773,734	725,718

See notes to financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2002 and 2001 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income:
Loans, including fees	$9,391	9,793	18,961	19,542
Securities	1,179	1,212	2,251	2,367
Other	187	12	275	44

Total interest income	10,757	11,017	21,487	21,953

Interest expense:
Deposits	3,502	4,498	7,240	9,302
Borrowings	9	105	18	194

Total interest expense	3,511	4,603	7,258	9,496

Net interest income	7,246	6,414	14,229	12,457
Provision for loan losses	420	360	661	798

Net interest income after provision for loan losses	6,826	6,054	13,568	11,659

Other income:
Service charges on deposit accounts	1,195	1,158	2,271	2,236
Trust income	768	898	1,669	1,911
Net gain on sale of mortgage loans	372	260	666	479
Other operating income	320	412	765	814

Total other income	2,655	2,728	5,371	5,440

Operating expenses:
Salaries and employee benefits	4,067	3,701	8,007	7,414
Occupancy	1,313	1,309	2,554	2,519
Marketing and public relations	370	266	627	441
Office supplies, printing and postage	233	249	485	520
FDIC insurance	60	1	150	50
Other operating expenses	1,209	1,183	2,453	2,437

Total operating expenses	7,252	6,709	14,276	13,381

Income before income taxes	2,229	2,073	4,663	3,718
Income taxes	666	618	1,384	1,104

Net income	$1,563	1,455	3,279	2,614

Basic earnings per share	$3.28	3.06	6.88	5.49

Diluted earnings per share	$3.25	3.03	6.82	5.45

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six-month periods ended June 30, 2002 and 2001 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Historical balance at
January 1, 2002	$8,110	8,553	32,428	(1,218)	259	48,132
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $88	-	-	-	-	143	143
Net income	-	-	3,279	-	-	3,279

Total comprehensive income						3,422

Cash dividend - $2.05 per share	-	-	(978)	-	-	(978)
Change in par value of stock	1,622	(1,622)	-	-	-	-

Balance at June 30, 2002	$9,732	6,931	34,729	(1,218)	402	50,576

Balance at January 1, 2001	$8,110	8,532	28,687	(1,268)	208	44,269
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $10	-	-	-	-	14	14
Net income	-	-	2,614	-	-	2,614

Total comprehensive income						2,628

Cash dividend - $2.02 per share	-	-	(960)	-	-	(960)
Sale of 15 shares
of treasury stock	-	-	-	-	-	-

Balance at June 30, 2001	$8,110	8,532	30,341	(1,268)	222	45,937

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2002 and 2001 (Unaudited) (dollars in thousands)

	2002	2001

Cash flow from operating activities:
Net income	$3,279	2,614
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Depreciation, amortization and accretion	1,166	728
Provision for loan losses	661	798
Deferred income taxes	(168)	(106)
Undistributed income from minority owned entities	(8)	(33)
Originations of loans held for sale	(57,441)	(44,749)
Proceeds from sale of loans held for sale	68,409	40,249
Increase in accrued interest receivable and other assets	(1,320)	(218)
Increase (decrease) in accrued interest payable and other liabilities	(1,428)	69

Net cash provided (used) by operating activities	13,150	(648)

Cash flow from investing activities:
Proceeds from call of FHLB stock	315	-
Purchase of FHLB stock	(202)	-
Securities available-for-sale:
Purchases	(15,798)	-
Securities held to maturity:
Proceeds from maturities and calls	130,531	86,138
Purchases	(130,036)	(110,438)
Loans originated , net of repayments	(7,205)	(29,930)
Fixed asset purchases - net	(965)	(1,927)
Investment in minority owned entity	-	(817)
Cash received from sale of other real estate	331	6

Net cash used by investing activities	(23,029)	(56,968)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	27,266	55,488
Net increase (decrease) in time deposits	360	(12,576)
Proceeds from overnight borrowings	-	17,800
Proceeds from issuance of trust preferred securities	19,399	-
Principal repayments on long-term borrowings	(25)	(1,123)
Dividends paid	(978)	(960)

Net cash provided by financing activities	46,022	58,629

Net increase in cash & cash equivalents	36,143	1,013
Cash & cash equivalents - beginning of period	46,641	28,254

Cash & cash equivalents - end of period	$82,784	29,267

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,349	9,378

Income taxes	$1,642	1,174

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2001 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been restated retroactively for the three-for-one stock split, unless otherwise noted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

(3) Dividends Per Share

The Company declared a semi-annual $2.05 per share dividend on common stock on July 9, 2002, payable August 1, 2002 to shareholders of record July 9, 2002. The Company also declared a semi-annual $2.05 per share dividend on common stock on January 9, 2002, and paid February 1, 2002, to shareholders of record January 9, 2002.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2002, and 2001 follow (dollars in thousands, except share data):

For the three months ended June 30,	2002	2001

Basic Earnings Per Share:
Net income applicable to common shareholders	$1,563	1,455
Weighted average common shares outstanding	476,661	476,202

Basic earnings per share:	$3.28	3.06

Diluted Earnings Per Share:
Net income applicable to common shareholders	$1,563	1,455
Weighted average common shares outstanding	476,661	476,202
Effect of assumed exercise of stock options	3,932	3,228

Total	480,593	479,430

Diluted earnings per share:	$3.25	3.03

(4) Earnings Per Share (continued)

For the six months ended June 30,	2002	2001

Basic Earnings Per Share:
Net income applicable to common shareholders	$3,279	2,614
Weighted average common shares outstanding	476,661	476,199

Basic earnings per share:	$6.88	5.49

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,279	2,614
Weighted average common shares outstanding	476,661	476,199
Effect of assumed exercise of stock options	3,932	3,057

Total	480,593	479,256

Diluted earnings per share:	$6.82	5.45

(5) Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. In 2002, the Board of Directors granted 7,941 non-qualified options to management under the Company's incentive compensation plan for 2001's performance (7,179 in 2001 for 2000's performance). The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at times varying from four years to twenty-eight years. The options are fully vested and have no set expiration date.

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

For the six months ended June 30,	2002	2001

Net income:
As reported	$3,279	2,614
Pro forma	3,069	2,449

Earnings per share:
As reported:
Basic	$6.88	5.49
Diluted	6.82	5.45
Pro forma:
Basic	$6.44	5.14
Diluted	6.39	5.11

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

(6) Contract Termination Costs and Sale of Credit Card Portfolios

Substantially all of the Company's credit card portfolio loans were sold in April 2002 as part of the Company's previously reported realignment. Total gross proceeds were $2.2 million. No gain or loss on the sale was recognized. The unsold balances, all commercial related, of $0.1 million, at June 30, 2002, have been converted to demand loans and are carried in "Commercial, financial & agricultural" on the Condensed Consolidated Balance Sheet.

The balance of the contract termination costs liability at June 30, 2002, was $102,000, as compared to $145,000 at December 31, 2001. The $43,000 reduction represents net cash payments for a portion of the termination costs. The balance is expected to be fully paid and funded through operations in 2002, when final termination costs are invoiced.

Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt -Trust Preferred Issuance

On June 26, 2002, the Company issued $20.0 million of 30-year floating rate junior subordinated deferrable interest debentures through a wholly owned business trust. The debentures carry an interest rate of 3-month LIBOR plus 3.45% (5.3% at June 30, 2002) capped at 11.95% for the first five years. Interest is payable quarterly. The debentures' final maturity is June 26, 2032 and are callable at par after five years at the Company's option. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. Approximately, $16 million of the debentures will be considered Tier I capital of the Company, with the remainder considered Tier II capital. A $10 million portion of the proceeds of the issuance were downstreamed to the Bank for general corporate purposes.

The Company established a wholly-owned statutory business trust formed under Connecticut law, upon filing a certificate of trust with the Connecticut Secretary of State. The Trust, which is consolidated in the Company's financial statements, exists for the exclusive purposes of: (i) issuing and selling 30-year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities") in the aggregate amount of up to $20 million at a variable rate of interest based upon 3-month LIBOR; (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company; and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures will be the sole asset of the Trust, and accordingly, payments under the Company-obligated junior debentures will be the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company used $10 million of the proceeds for a capital injection into the Bank. The remaining proceeds will be used by the Company for general purposes. The Company's primary sources of funds to pay interest on the debentures owed to the Trust will be current dividends from the Company's subsidiaries and from income earned on investment of the proceeds not injected into the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of subsidiaries, primarily the Bank, to pay dividends to the Company. Since the capital securities are treated as borrowings for financial statement purposes, the tax deductible expense associated with the capital securities is recorded as interest expense in the condensed consolidated statement of income. The Company incurred approximately $ 0.6 million in costs to issue the securities. These costs are being amortized on a straight-line basis over the expected life of the debt.

(8) Impact of Accounting Standard Adoption

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

The Company also adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaced FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 144 requires long-lived assets held for sale or disposal to be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Statement also broadens the reporting of discontinued operations. Although adopted, the statement had no impact on the Company as it is dependent upon any future long-lived asset disposal decisions.

In the second quarter of 2002, the Company adopted FASB Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" issued in April 2002. This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Although adopted, the statement had no impact on the Company as the Company has no transactions to which the statement applies.

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

Overview The following is the "President's Message" from Mr. George W. Hamlin, IV in the Company's semi-annual report to shareholders:

July 31, 2002

To Our Shareholders:

For the first half of 2002, I am pleased to report earnings per share of $6.82 compared with $5.45 for the first half of last year as adjusted for the 3-for-1 split. This performance represents a 25% increase in earnings for the first six months and compares favorably with our budget for the period. We had expected improved earnings, though at a slower rate than last year, in conjunction with the expansion of our business as offset to some degree by the anticipated slowing of the economy. Assets have grown, year over year, by 18% while deposits, year over year, continue to grow at 21% reflective of the effects of our expansion throughout the Rochester metropolitan market.

The drivers of earnings growth have been in our commercial portfolio where demand for funding remains consistent in spite of the economic slowdown. A second area of activity, and somewhat of a surprise, has been the mortgage market which continues to encourage refinancings and home purchases because of prevailing low interest rates, thus we have enjoyed an unexpected flurry of origination fees. Offsetting this to some degree has been a down stock market which directly impacts our Trust and Investment fees which are tied to the current market value of portfolios under management. The book values of portfolios under management continues to rise as we garner more customers seeking our advice relative to Trust and Investment matters.

We have started construction of our 19th branch in Brighton, located on Monroe Avenue. We have identified our 20th facility to be the site of the old Penfield Tavern in the "village center" of Penfield. We hope the approvals for that facility will be obtained by Fall. The opening of the Penfield facility will signal the close of our original design set in 1998 to move from 10 to 20 branch locations. We continue to look for other possible sites that will support and supplement our original plan to make our services available to a much broader market.

Our dividend of $2.05 per share, equivalent to $6.15 per pre-split share, amounts to a total dividend for this year of $12.30 compared to $12.10 for last year pre-split. This represents yet another increase in our distributions to you reflective of our strong performance and growing prospects. This result is very good news compared with the almost daily pummeling of negative news coming out of Wall Street, reminding us of the importance of confidence in both the system and individual companies as a consideration in investment decisions.

We have just completed a Trust Preferred offering for $20 million. These funds add to our capital position for regulatory purposes without diluting shareholder value. This gives us the needed capital to allow our growth to continue at a natural pace as supported by our deposit growth. As a consequence, this broadens our business base and revenue generating opportunities, net of the expenses for doing so, leading to an overall enhanced bottom line. Indeed, this has been our intention and chief objective in implementing our Plan for Value Year 2010, of which the expansion of the business base was an essential element.

We continue to be vigilant with respect to overhead expense as we continue our growth. In this regard, our efforts in the first half of the year show our operating expenses have only grown year-over-year 6.7%, notwithstanding the significant growth of business during that period.

The expansion of our sales and sales management functions continues with the reorganization of the Trust and Investment functions to better capitalize on our opportunities in the Rochester metropolitan market. This is part of our overall effort to integrate sales and services of all of our products into a single bank-wide function. That is, payments systems, access to credit, savings and investment and insurance - the four legs of the stool of financial concern - are assembled with a focus on an individual customer who can expect a comprehensive solution for their financial issues. In this regard our Workplace Banking has shown tangible results and provides a marvelous opportunity for us to expand across the entire breadth of our business.

Sadly, the economy has suffered yet another blow in the form of Enron and Arthur Anderson stories. Not a day goes by that another announcement of restatement or revelation is made, which has cast a pall upon the market. This is sad because on the "shop floor" the economy is doing quite well and shows signs of growth and recovery. Thirty years ago, a mark of a good company was conservative accounting and a strong balance sheet with an ample dividend. Somewhere in the last few decades, the focus turned to earnings and earnings multiples to the exclusion of balance sheets bringing stock options into play and a myopic focus on quarterly earnings. Aggressive accounting policies became the vogue rather than time honored conservative approaches. The market now reaps the harvest of these excesses. We believe that this, too, will pass. America remains the pre-eminent place to invest given its political stability and economic durability. I am happy to report that the quality of our assets remains strong, our prospects and performance remain bright, and we continue to enjoy the association of enthusiastic, talented people bent on continuing to exercise upon our plan for success.

Very truly yours,

George W. Hamlin, IV

President

Financial Condition and Results of Operations
Three months ended June 30, 2002

As of June 30, 2002, total assets of the Company were $773.7 million, up from $724.3 million at March 31, 2002. Cash and balances with other financial institutions increased $20.7 million to $52.3 million, due in part to increased cash reserve requirements associated with deposit growth, but substantially from proceeds received from the Company's Trust Preferred issuance. Federal funds sold increased $6.6 million to $30.0 million from $23.4 million, due to overall growth of deposits in excess of asset portfolio growth. Deposit growth during the quarter also funded increases in the investment portfolio of approximately $15 million, all of which is classified as available for sale. The held to maturity portfolio grew only slightly to $118.5 million from $118.0 million. Municipalities' total deposit balance (collateralized by held to maturity investments) declined approximately $5.2 million to $109.8 million at June 30, 2002. Net loans increased $7.4 million to $525.1 million, with growth coming in the commercial portfolios ($8.9 million) and consumer portfolios ($2.2 million), while the residential portfolio declined ($3.7 million) due to refinancings. All other assets declined $0.3 million to $31.3 million due to the effect of falling assets yields on accrued interest receivable.

Total deposits at June 30, 2002 were $698.5 million and were up $28.8 million from March 31, 2002. The newest eight offices contributed $16.9 million of the quarter's deposit growth. Additionally, $5.0 million of nationally marketed time deposits matured during the quarter. Due to the local deposit growth, management did not renew these time deposits, and management does not anticipate selling nationally marketed time deposits in the third quarter of 2002. Overall deposit growth during the quarter came entirely from interest-bearing accounts. Consumers and businesses continue to seek a return for their money in light of the stock market's recent performance. Management continues to believe some of the deposit growth is due to a "flight to safety". For the quarter, borrowings were up $19.4 million to $20.5 million, resulting from the Trust Preferred issuance. Other liabilities decreased by $0.3 million to $4.2 million, largely due to income tax payments.

Net interest income, accounting for approximately 70% of the Company's revenue, increased $0.8 million or 12.5% for the quarter over the same quarter in 2001, driven exclusively by higher balances. For the quarter ended June 30, 2002, average interest earning assets increased $110.4 million to $688.7 million from $578.3 million for the 2001 quarter. The tax-equivalent yields on these assets were 6.43% and 7.77%, respectively; the decrease resulting from the decline in market interest rates. For the same periods, average interest bearing liabilities increased $106.3 million to $602.2 million from $495.9 million. Rates paid on these liabilities were 2.33% and 3.71%, respectively, also reflecting rate decreases. The net effect of these yield and cost decreases was an increased spread of four basis points; however, the lower overall interest rate environment led to a decreased margin (net interest income to average earning assets) of nineteen basis points to 4.39%. The difference between spread and margin reflects the contribution of non-interest bearing deposits - 29 basis points in 2002 and 53 basis points in 2001 - which dropped in 2002 due to the lower average asset yields and falling deposit rates paid. The growth in interest-earning assets and interest bearing liabilities had a $0.8 million positive impact on net interest income for the quarter ended June 30, 2002, while the net reduction in rates had no material impact on net interest income as compared to the first quarter of 2001. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended June 30 2002, remained at $2.7 million. Service charges on deposit accounts were $1.2 million at both quarters ended June 30, 2002, and 2001. While the number of accounts increased year on year, new product offerings - "CNB Options" -and higher balances provide customers more fee waiver opportunities. Trust income declined $0.1 million attributed to a general decline in the market value of assets under management. While the book value of assets under management (a measure of customer growth) has increased year on year by approximately $20.7 million, the market value (on which income is based) has fallen $51.6 million. Net gain on the sale of mortgage loans was $0.4 million in 2002 versus $0.3 million in 2001 due to a continuing strong mortgage origination and sales activity. Other operating income fell $0.1 million to $0.3 million from $0.4 million.

Operating expenses increased $0.6 million or 8.1% for the quarter ended June 30, 2002 to $7.3 million versus $6.7 million for the 2001 second quarter. This modest increase compares favorably to year-on-year asset growth rate of 17.9% and revenue (net interest income plus other operating income) growth rate of 8.3%. Salaries and employee benefits accounted for half of the year over year operating expense increase, while all other categories accounted for the rest. Management believes expenses will continue to increase throughout the year, but at a slower rate than asset growth.

The Company's quarterly effective tax rate was 29.8% in 2002 and 2001.

Six months ended June 30, 2002

Total assets of the Company grew $48.0 million or 6.6% for the first half of 2002. Cash and balances with other financial institutions increased $14.2 million to $52.8 million, due in part to increased cash reserve requirements associated with deposit growth, but substantially from proceeds received from the Company's Trust Preferred issuance. Federal funds sold increased $21.9 million to $30.0 million from $8.1 million, due to overall growth of deposits in excess of asset portfolio growth. Deposit growth during the first half of 2002 also funded increases in the investment portfolio of approximately $15.6 million, all of which is classified as available for sale. The held to maturity portfolio remained at $118.5 million. Municipalities' total deposit balance (collateralized by held to maturity investments) declined approximately $4.4 million to $109.8 million at June 30, 2002. Net loans decreased $4.4 million to $525.1 million, with growth coming in the commercial portfolios ($11.0 million.) Declines came in both the consumer portfolios ($4.3 million) and residential portfolios ($11.1 million) due to refinancings. All other assets increased $0.8 million to $31.3 million.

Total deposits at June 30, 2002 were $698.5 million and were up $27.6 million from December 31, 2001. The newest eight offices' deposits grew $31.6 million for the six month period, while all others grew $6.4 million. Total growth was offset by the maturity of $10.4 million of nationally marketed time deposits during the six months. Due to the local deposit growth, management did not renew these time deposits, and management does not anticipate selling nationally marketed time deposits in the third quarter of 2002. Overall deposit growth during the period came entirely from interest-bearing accounts. For the six months, borrowings were up $19.4 million to $20.5 million, resulting from the Trust Preferred issuance. Other liabilities decreased by $1.4 million to $4.2 million, largely due to income tax payments and retirement plans funding.

Net interest income increased $1.8 million or 14.2% for the six months over the same period in 2001, driven exclusively by higher balances. For the six months ended June 30, 2002, average interest earning assets increased $112.6 million to $677.1 million from $564.5 million for the same period in 2001. The tax-equivalent yields on these assets were 6.51% and 7.93%, respectively; the decrease resulting from the continuing decline in market interest rates. For the same periods, average interest bearing liabilities increased $109.6 million to $592.1 million from $482.5 million. Rates paid on these liabilities were 2.45% and 3.94%, respectively, also reflecting rate decreases. The net effect of these yield and cost decreases was an increased spread of seven basis points; however, the lower overall interest rate environment led to a decreased margin (net interest income to average earning assets) of nineteen basis points to 4.37%. The difference between spread and margin reflects the contribution of non-interest bearing deposits - 31 basis points in 2002 and 57 basis points in 2001 - which dropped in 2002 due to the lower average asset yields and falling deposit rates paid. The growth in interest-earning assets and interest-bearing liabilities had a $2.0 million positive impact on net interest income for the six months ended June 30, 2002, while the net reduction in rates had $0.2 million negative impact on net interest income as compared to the same period in 2001. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the six months ended June 30, 2002, remained at $5.4 million. Refer to three-month discussion above.

Operating expenses increased $0.9 million for the six-month period ended June 30, 2002, to $14.3 million versus $13.4 million for the 2001 first half. Refer to three-month discussion above.

The Company's effective tax rate was 29.7% in both 2002 and 2001.

Liquidity

The Board of Directors has set general liquidity guidelines, which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, borrowers who require funds, and capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

Liquidity needs generally arise from asset origination and deposit outflows. Liquidity needs can increase when asset generation (loans and investments) exceed net deposit inflows. Conversely, liquidity needs are reduced when the opposite occurs. In these instances, the needs are funded through short-term Federal Home Loan Bank of New York (FHLB) borrowings, while excess liquidity is sold into the Federal Funds market.

The Company has two primary sources of non-customer (wholesale) liquidity: the FHLB and the Federal Reserve Bank of New York. At June 30, 2002, residential mortgage loans with a carrying value of approximately $5.6 million were pledged as collateral for the Bank's advances and letters of credit from the FHLB, and an additional $38.6 million was available for pledging. Indirect automobile loans, with a carrying value of approximately $77.6 million, were pledged as collateral for a $62.1 million line of credit from the Federal Reserve Bank of New York.

Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source is used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $18.4 million at June 30, 2002, versus $28.9 million at year-end 2001. Management does not anticipate raising brokered deposits for the remainder of 2002, as local deposit growth is expected to outpace asset growth.

For the six months ended June 30, 2002, the Company generated $36.1 million in net cash and equivalents versus $1.0 million for the same period in 2001.

Net cash provided by operating activities was $13.2 million in 2002, versus a use of $0.7 million in 2001. Both the largest source and use of operating cash in 2002 and 2001 were loans held for sale. However, activity in 2002 was significantly higher than 2001's due to the effects of the continuing strong mortgage refinancing market and a substantial balance in loans held for sale at year-end 2001 versus year-end 2000. Excluding the effects of loans held for sale, operating activities provided $2.2 million for the first six months of 2002 versus $3.9 million for the first half of 2001.

Cash used by investing activities was $23.0 million in 2002 versus $57.0 million in 2001. Net securities purchases and net loan originations were significantly lower in the 2002 period versus the 2001 period.

Cash provided by financing activities was $46.0 million in 2002 versus $58.6 million in 2001. Net deposit activity was the main contributor in both years, but was lower in the 2002 period relative to the 2001 period. In both periods, borrowings provided cash, but in 2002 this was due to the Trust Preferred issuance, a long-term borrowing, versus the 2001 period of overnight borrowings.

For the remainder of 2002, cash for growth is expected to come primarily from customer sources. Customer deposit growth is mainly expected to come from Monroe County sources.

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

Using the aforementioned simulation model, net interest earnings projections reflect no change when applying the stable interest rate environment management projects for the remainder of 2002. This is a change from the interest rate risk profile at December 31, 2001, when management anticipated rising rates for late 2002.

Management also uses the static gap analysis to identify and manage the Company's interest rate risk profile. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. There has been no significant change in this measurement since December 31, 2001.

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

As of June 30, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. This represents an improvement from December 31, 2001, when the Bank was classified as "adequately capitalized", and comes as a result of Bank capital raised through the Trust Preferred issuance. Management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2002, and 2001 follow (dollars in thousands):

	June 30,

	2002	2001

Balance at beginning of period	$5,480	4,712
Provision for loan losses	661	798
Loans charged off	(826)	(611)
Recoveries on loans previously charged off	221	176

Balance at end of period	$5,536	5,075

Allowance as a percentage of total period end loans	1.04%	1.03%

Allowance as a percentage of non-performing loans	74.3%	194.5%

The decrease in the provision for loan losses from the first half of 2001 to the first half of 2002 is primarily related to the decrease in net loans originated, offset by an increase in net-chargeoffs over 2001. The increase in the allowance for loan losses from $5.1 million at June 30, 2001, to $5.5 million at June 30, 2002, is due to overall loan portfolio growth. The ratio of allowance to non-performing loans decreased due to an increase in non-performing loans, driven mainly by one commercial real estate mortgage relationship, which management believes is fully secured.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2002 and 2001 and twelve months ended December 31, 2001 follow (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30
	2002	2001	2001

Recorded investment at period end	$7,214	8,084	2,454
Impaired loans as percent of total loans	1.35%	1.51%	0.49%
Impaired loans with related allowance	$154	273	-
Related allowance	$154	229	-
Average investment during period	$7,500	3,033	2,641

Impaired loans decreased $0.9 million from December 31, 2001, to June 30, 2002, reflecting the pay-off of a number of loans. In addition, impaired loans as a percentage of total loans outstanding has also fallen from 1.51% at December 31, 2001, to 1.35% at June 30, 2002. However, impaired loans increased from June 30, 2001, to June 30, 2002, by $4.8 million, reflective of the impact of a slowing economy on borrowers. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2002	2001	2001

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$1	34	58
Real estate-commercial	47	-	-
Real estate-residential	118	69	-
Consumer	135	166	97

Total past due 90 days or more and accruing	301	269	155

Loans in non-accrual status:
Commercial, financial & agricultural	2,732	3,126	1,023
Real estate-commercial	4,179	1,653	1,156
Real estate-residential	241	209	275

Total non-accrual loans	7,152	4,988	2,454

Total non-performing loans	7,453	5,257	2,609

Other real estate owned - commercial	1,077	1,408	1,460

Total non-performing assets	$8,530	6,665	4,069

Non-performing loans to total period-end loans	1.40%	0.98%	0.53%

Non-performing assets to total period-end
loans and other real estate	1.60%	1.24%	0.82%

The Company has no restructured loans.

Total non-performing loans increased $2.2 million to $7.5 million at June 30, 2002, from December 31, 2001, and was primarily due to one relationship (discussed in the Company's 10-K filing as impaired). Total non-performing loans increased over the twelve-month period by $4.8 million and is due to the impact of the generally slower economic conditions on the Company's borrowers.

At June 30, 2002, other real estate owned consisted of three commercial real estate parcels, totaling $1.1 million. The Company has been successful and continues to work at liquidating these properties. During the first six months of 2002, the Company liquidated $0.3 million of other real estate owned and is under contract to sell $0.7 million in the third quarter of 2002. However, weaker economic conditions may result in the Company foreclosing on loans, resulting in increases in other real estate owned.

Other Recently Issued Accounting Standards

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

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. The impact of implementing this standard, effective for the Company's 2003 fiscal year, is unknown as it is dependent upon any future exit or disposal activity decisions.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Item 1. Legal proceedings
None
Item 2. Changes in securities
None
Item 3. Defaults upon senior securities
None
Item 4. Submission of matters to a vote of security holders
None
Item 5. Other information

The following tables are included in the Company's semi-annual report to shareholders:

FINANCIAL HIGHLIGHTS (Unaudited)
As of June 30, 2002 and 2001
(dollars in thousands, except per share data)

	2002	2001

Net income	$3,279	$2,614
Cash dividends	$978	$960
Diluted earnings per share	$6.82	$5.45
Dividends per share	$2.05	$2.01
Book value per share	$106.10	$96.46
Total assets	$773,734	$656,063
Investment securities	$134,546	$105,776
Loans - net	$525,057	$488,891
Deposits	$698,469	$576,425
Stockholders' equity	$50,576	$45,937
Weighted average shares outstanding - diluted	480,593	479,256
Return on Average assets	0.90%	0.85%
Return on Beginning Equity	13.63%	11.81%

Trust Department (Unaudited)
June 30, 2002 and 2001
(at cost, in thousands of dollars)

	2002	2001

Estate, Trust and Guardianship Assets	$248,399	$233,231
Custodian Account Assets	393,919	377,990
The Canandaigua Funds' Assets	22,663	33,059

Total Assets Under Administration	$664,981	$644,280

Item 6. Exhibits and reports on Form 8-K
(a)Exhibits
(3.i.) Certificate of Incorporation, of the Registrant, as amended

(3.ii.) By-laws of the Registrant, as amended

(99a.) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99b.) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
None

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 9, 2002	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

August 9, 2002	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

August 9, 2002	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit
(3.i.) Certificate of Incorporation, of the	Exhibit 3.i. on Form 10-Q
Registrant, as amended	for the period ended March 31, 2002

(3.ii.) By-laws of the Registrant,	Exhibit B on Form 10-K
as amended	for the year ended December 31, 1994

(99) (a)	Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(99) (b)	Certification of Chief Financial Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT 99 (a)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Canandaigua National Corporation for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George W. Hamlin, IV, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 9, 2002	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, Chief Executive Officer

EXHIBIT 99 (b)
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Canandaigua National Corporation for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence A. Heilbronner, Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 9, 2002	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer