Form 10-Q
period 2002-09-30
CANANDAIGUA NATIONAL CORP
filed 2002-11-13
CIK 759458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

The number of shares outstanding of each of the issuer's classes of common stock was 476,673 shares of common stock, par value $20.00, outstanding as at October 28, 2002.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected or budgeted. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

SEPTEMBER 30, 2002

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001 (Unaudited)
(dollars in thousands, except per share data)

	September 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$34,216	30,248
Interest-bearing deposits with other financial institutions	14,454	8,293
Federal funds sold	30,000	8,100
Securities:
- Available for sale, at fair value	34,461	534
- Held-to-maturity (fair value of $121,925 in 2002 and $119,971 in 2001)	117,306	118,449
Loans:
Commercial, financial & agricultural	101,042	96,772
Commercial mortgage	252,188	228,447
Residential mortgage	87,520	85,402
Consumer-auto indirect	86,347	85,243
Consumer-other	22,227	23,093
Other	747	1,603
Loans held for sale	6,181	14,401

Total loans	556,252	534,961
Less: Allowance for loan losses	(5,776)	(5,480)

Loans - net	550,476	529,481
Premises and equipment - net	16,403	17,062
Accrued interest receivable	4,254	3,201
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,200	2,013
Other assets	7,912	8,337

Total Assets	$811,682	725,718

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest bearing	$95,426	93,931
Interest bearing	75,451	69,156
Savings and money market	324,075	276,689
Time deposits	239,608	231,067

Total deposits	734,560	670,843
Borrowings	1,060	1,097
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	19,404	-
Accrued interest payable and other liabilities	5,863	5,646

Total Liabilities	760,887	677,586

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2002 and 2001	9,732	9,732
Additional paid-in capital	6,931	6,931
Retained earnings	34,867	32,428
Treasury stock at cost (9,951 and 9,963 shares in 2002 and 2001, respectively)	(1,216)	(1,218)
Accumulated other comprehensive income	481	259

Total Stockholders' Equity	50,795	48,132

Total Liabilities and Stockholders' Equity	$811,682	725,718

See notes to financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2002 and 2001 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans, including fees	$9,619	9,965	28,580	29,507
Securities	1,390	1,153	3,641	3,520
Other	188	44	463	88

Total interest income	11,197	11,162	32,684	33,115

Interest expense:
Deposits	3,479	4,239	10,719	13,541
Borrowings	297	173	315	367

Total interest expense	3,776	4,412	11,034	13,908

Net interest income	7,421	6,750	21,650	19,207
Provision for loan losses	1,115	379	1,776	1,177

Net interest income after provision for loan losses	6,306	6,371	19,874	18,030

Other income:
Service charges on deposit accounts	1,237	1,119	3,508	3,355
Trust income	901	832	2,570	2,743
Net gain on sale of mortgage loans	241	215	907	694
Other operating income	315	456	1,080	1,270

Total other income	2,694	2,622	8,065	8,062

Operating expenses:
Salaries and employee benefits	4,011	3,609	12,018	11,023
Occupancy	1,381	1,245	3,935	3,764
Marketing and public relations	418	206	1,045	647
Office supplies, printing and postage	297	278	782	798
FDIC insurance	78	26	228	76
Other operating expenses	1,430	977	3,883	3,414

Total operating expenses	7,615	6,341	21,891	19,722

Income before income taxes	1,385	2,652	6,048	6,370
Income taxes	270	775	1,654	1,879

Net income	$1,115	1,877	4,394	4,491

Basic earnings per share	$2.34	3.94	9.22	9.43

Diluted earnings per share	$2.31	3.91	9.13	9.37

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-month periods ended September 30, 2002 and 2001 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Historical balance at
January 1, 2002	$8,110	8,553	32,428	(1,218)	259	48,132
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $142	-	-	-	-	222	222
Net income	-	-	4,394	-	-	4,394

Total comprehensive income						4,616

Cash dividend - $4.10 per share	-	-	(1,955)	-	-	(1,955)
Sale of 12 shares
of treasury stock	-	-	-	2	-	2
Change in par value of stock	1,622	(1,622)	-	-	-	-

Balance at September 30, 2002	$9,732	6,931	34,867	(1,216)	481	50,795

Balance at January 1, 2001	$8,110	8,532	28,687	(1,268)	208	44,269
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $10	-	-	-	-	47	47
Net income	-	-	4,491	-	-	4,491

Total comprehensive income						4,538

Cash dividend - $4.03 per share	-	-	(1,921)	-	-	(1,921)
Sale of 15 shares
of treasury stock	-	-	-	1	-	1

Balance at September 30, 2001	$8,110	8,532	31,257	(1,267)	255	46,887

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2002 and 2001 (Unaudited) (dollars in thousands)

	2002	2001

Cash flow from operating activities:
Net income	$4,394	4,491
Adjustments to reconcile net income to
net cash provided (used in) by operating activities:
Depreciation, amortization and accretion	1,879	1,158
Provision for loan losses	1,776	1,177
Deferred income taxes	(180)	(157)
Undistributed income from minority owned entities	(23)	(73)
Originations of loans held for sale	(106,495)	(77,970)
Proceeds from sale of loans held for sale	114,715	77,508
Increase in accrued interest receivable and other assets	(1,299)	(405)
Increase in accrued interest payable and other liabilities	217	406

Net cash provided (used in) by operating activities	14,984	(6,135)

Cash flow from investing activities:
Proceeds from call of FHLB stock	315	1,019
Purchase of FHLB and FRB stock	(502)	-
Securities available-for-sale:
Purchases	(34,102)	-
Securities held to maturity:
Proceeds from maturities and calls	145,456	139,498
Purchases	(144,112)	(157,075)
Loans originated , net of repayments	(30,991)	(53,025)
Fixed asset purchases - net	(1,142)	(2,662)
Investment in minority owned entity	-	(884)
Cash received from sale of other real estate	992	10

Net cash used by investing activities	(64,086)	(73,119)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	54,436	69,080
Net increase (decrease) in time deposits	9,281	(5,209)
Proceeds from overnight borrowings	-	10,400
Proceeds from issuance of trust preferred securities	19,399	-
Principal repayments on long-term borrowings	(32)	(13,865)
Proceeds from sale of treasury stock	2	1
Dividends paid	(1,955)	(1,921)

Net cash provided by financing activities	81,131	75,834

Net increase in cash & cash equivalents	32,029	8,850
Cash & cash equivalents - beginning of period	46,641	28,254

Cash & cash equivalents - end of period	$78,670	37,104

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,416	14,121

Income taxes	$2,198	1,990

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2001 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. All references in the consolidated financial statements to common shares, share prices, per share amounts and stock plans have been restated retroactively for the three-for-one stock split (as described in Note 2), unless otherwise noted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

(2) Changes to Common Stock

On January 9, 2002, the Board of Directors declared a three-for-one common stock split, subject to the approval of stockholders of an increase in the number of common shares authorized from 240,000 to 2,000,000 and a change in the par value from $50.00 per share to $20.00 per share. The record date of the split was January 9, 2002. The stockholders approved the increase on March 13, 2002. All share amounts per share calculations have been restated to reflect the stock split.

(3) Dividends Per Share

The Company declared a semi-annual $2.05 per share dividend on common stock on July 9, 2002, payable August 1, 2002 to shareholders of record July 9, 2002. The Company also declared a semi-annual $2.05 per share dividend on common stock on January 9, 2002, and paid February 1, 2002, to shareholders of record January 9, 2002.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2002, and 2001 follow (dollars in thousands, except share data):

For the three months ended September 30,	2002	2001

Basic Earnings Per Share:
Net income applicable to common shareholders	$1,115	1,877
Weighted average common shares outstanding	476,672	476,211

Basic earnings per share	$2.34	3.94

Diluted Earnings Per Share:
Net income applicable to common shareholders	$1,115	1,877
Weighted average common shares outstanding	476,672	476,211
Effect of assumed exercise of stock options	5,227	3,381

Total	481,899	479,592

Diluted earnings per share	$2.31	3.91

(4) Earnings Per Share (continued)

For the nine months ended September 30,	2002	2001

Basic Earnings Per Share:
Net income applicable to common shareholders	$4,394	4,491
Weighted average common shares outstanding	476,665	476,202

Basic earnings per share	$9.22	9.43

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,394	4,491
Weighted average common shares outstanding	476,665	476,202
Effect of assumed exercise of stock options	4,368	3,168

Total	481,033	479,370

Diluted earnings per share	$9.13	9.37

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

For the nine months ended September 30,	2002	2001

Net income:
As reported	$4,394	4,491
Pro forma	4,184	4,326

Earnings per share:
As reported:
Basic	$9.22	9.43
Diluted	9.13	9.37
Pro forma:
Basic	$8.78	9.08
Diluted	8.70	9.02

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

(6) Contract Termination Costs and Sale of Credit Card Portfolios

Substantially all of the Company's credit card portfolio loans were sold in April 2002 as part of the Company's previously reported realignment. Total gross proceeds were $2.2 million. No gain or loss on the sale was recognized. The unsold balances, all commercial related, of $0.1 million, at September 30, 2002, have been converted to demand loans and are carried in "Commercial, financial & agricultural" on the Condensed Consolidated Balance Sheet.

The balance of the contract termination costs liability at September 30, 2002, was $98,000, as compared to $145,000 at December 31, 2001. The $47,000 reduction represents net cash payments for a portion of the termination costs. The balance is expected to be fully paid and funded through operations in 2002, when final termination costs are invoiced.

Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt -Trust Preferred Issuance

On June 26, 2002, the Company issued $20.0 million of 30-year floating rate junior subordinated deferrable interest debentures through a wholly owned business trust. The debentures carry an interest rate of 3-month LIBOR plus 3.45% (5.2% at September 30, 2002) capped at 11.95% for the first five years. Interest is payable quarterly. The debentures' final maturity is June 26, 2032 and is callable, in whole or in part, at par after five years at the Company's option. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. Approximately, $16 million of the debentures are considered Tier I capital of the Company, with the remainder considered Tier II capital.

The Company established a wholly-owned statutory business trust formed under Connecticut law, upon filing a certificate of trust with the Connecticut Secretary of State. The Trust, which is consolidated in the Company's financial statements, exists for the exclusive purposes of: (i) issuing and selling 30-year guaranteed preferred beneficial interests in the Company's junior subordinated debentures ("capital securities") in the aggregate amount of up to $20 million at a variable rate of interest based upon 3-month LIBOR; (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company; and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole asset of the Trust, and accordingly, payments under the Company-obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company used $10 million of the proceeds for a capital injection into the Bank. The remaining proceeds were used by the Company for general purposes. The Company's primary sources of funds to pay interest on the debentures owed to the Trust is current dividends from the Company's subsidiaries and from income earned on investment of the proceeds not injected into the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of subsidiaries, primarily the Bank, to pay dividends to the Company. Since the capital securities are treated as borrowings for financial statement purposes, the tax deductible expense associated with the capital securities is recorded as interest expense in the condensed consolidated statement of income. The Company incurred approximately $ 0.6 million in costs to issue the securities. These costs are being amortized on a straight-line basis over ten years.

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

Overview

The Company's assets grew to $811.7 million at September 30, 2002, driven by continued growth in deposits. This represents an 11.8% increase over year-end 2001 and a 20.2% increase over the September 30, 2001 balance. Net income fell by 2.2% to $4.4 million for the first nine months of 2002 compared to $4.5 million for the same period of 2001, impacted by a higher provision for loan loss in 2002 and a reserve reversal in 2001. Year to date 2002 results are slightly ahead of budget.

Financial Condition and Results of Operations
Three months ended September 30, 2002

At September 30, 2002, total assets of the Company were $811.7 million, up $38.0 million or 4.9% from $773.7 million at June 30, 2002. Cash and balances with other financial institutions decreased $4.1 million to $48.7 million, due in part to increased cash reserve requirements associated with deposit growth, offset by purchases of available-for-sale securities. Federal funds sold remained at $30 million. Deposit growth during the quarter funded increases in the securities portfolios of approximately $17.2 million, substantially all of which occurred in the available-for-sale portfolio. The held-to-maturity portfolio fell slightly to $117.3 million from $118.5 million. Net loans increased $25.4 million to $550.5 million, with growth coming in all major portfolios: commercial portfolios ($16.7 million), consumer portfolios ($3.7 million), and residential portfolios ($5.0 million). All other assets declined $0.6 million to $30.8 million due to a net reduction in premises and equipment, the sale of certain Other Real Estate Owned and reductions in other miscellaneous assets.

Total deposits at September 30, 2002 were $734.6 million and were up $36.1 million from June 30, 2002. The newest eight offices contributed $12.5 million of the quarter's deposit growth. Municipalities' total deposit balance (collateralized by held to maturity investments) increased approximately $18.2 million to $128.0 million at September 30, 2002. Additionally, $5.5 million of nationally marketed time deposits matured during the quarter. Due to the local deposit growth, management did not renew these time deposits, and management does not anticipate selling nationally marketed time deposits in the fourth quarter of 2002. Overall deposit growth during the quarter came in both non-interest and interest-bearing accounts, with most in interest-bearing accounts. Consumers and businesses continue to seek a positive return for their money in light of the stock market's negative performance during the third quarter. Management continues to believe some of the deposit growth is due to a "flight to safety". There was no material change in borrowings. Other liabilities increased by $1.7 million to $5.9 million, largely due to retirement and payroll accruals and vendor payables.

Net interest income, accounting for approximately 70% of the Company's revenue, increased $0.7 million or 9.9% for the quarter over the same quarter in 2001, driven exclusively by higher balances. For the quarter ended September 30, 2002, average interest earning assets increased $122.6 million to $725.3 million from $602.7 million for the 2001 quarter. The tax-equivalent yields on these assets were 6.48% and 7.55%, respectively; the decrease resulting from the decline in market interest rates. For the same periods, average interest bearing liabilities increased $118.8 million to $634.5 million from $515.7 million. Rates paid on these liabilities were 2.38% and 3.42%, respectively, also reflecting rate decreases. The net effect of these yield and cost decreases was a decreased spread of three basis points; and the lower overall interest rate environment led to a decreased margin (net interest income to average earning assets) of twenty-three basis points to 4.40%. The difference between spread and margin reflects the contribution of non-interest bearing deposits - 30 basis points in 2002 and 49 basis points in 2001 - which dropped in 2002 due to the lower proportion of non-interest bearing deposits to total interest earning assets. The growth in interest-earning assets and interest bearing liabilities had a $0.8 million positive impact on net interest income for the quarter ended September 30, 2002, while the net reduction in spread had $0.1 million negative impact on net interest income as compared to the second quarter of 2001. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended September 30 2002, remained at $2.7 million. Service charges on deposit accounts increased $0.1 million to $1.2 million at September 30, 2002 on growth in the number of deposit accounts. However, while the number of accounts increased year on year, new product offerings - "CNB Options" -and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income increased $0.1 million on higher estate fee income. Net gain on the sale of mortgage loans was $0.2 million in both 2002 and 2001 with both periods characterized by heavy mortgage origination and sales activity. Other operating income declined $0.2 million to $0.3 million from $0.5 million on lower fee income from outsourced credit card operations and lower income from unconsolidated subsidiaries.

Operating expenses increased $1.3 million or 20.6% for the quarter ended September 30, 2002 to $7.6 million versus $6.3 million for the 2001 third quarter. This increase came in most expense categories. Salary and benefits are up $0.4 million due to both wage increases and benefit expenses. Occupancy costs are up $0.1 million due to general franchise growth. Marketing expenses increased $0.2 million due to the timing of expenditures. Other operating expenses are up $0.5 million attributable in part to the effect of a $0.2 million reserve reversal in 2001 related to credit card contract terminations and charges.

The Company's quarterly effective tax rate dropped to 19.5% in 2002 from 29.2% in 2001. This decline is directly attributable to 2002's higher non-taxable municipal security income as a percentage of total taxable income than in 2001. For the same quarters, non-taxable municipal income was $0.4 million in 2002 and zero in 2001.

Nine months ended September 30, 2002

Total assets of the Company grew $86.0 million or 11.8% for the first three quarters of 2002. Cash and balances with other financial institutions increased $10.1 million, due in part to increased cash reserve requirements associated with deposit growth, but substantially from uninvested proceeds received from the Company's Trust Preferred issuance. Federal funds sold increased $21.9 million from $8.1 million, due to overall growth of deposits in excess of asset portfolio growth. Deposit growth during this period also funded increases in the securities portfolio of approximately $32.8 million, all of which is classified as available-for-sale. The held-to-maturity portfolio changed little. Municipalities' total deposit balance (collateralized by held-to-maturity securities) declined approximately $2.0 million at September 30, 2002. Net loans increased $21.0 million to $550.5 million, with all net growth coming in the third quarter of 2002. All other assets increased $0.1 million, mostly related to accrued interest receivable due to loan growth.

Total deposits at September 30, 2002 were $734.6 million and were up $63.7 million from December 31, 2001. The newest eight offices' deposits grew $44.1 million for the nine month period, while all others grew $19.6 million. Total growth was offset by the maturity of $16.0 million of nationally marketed time deposits during the nine months. Due to the local deposit growth, management did not renew these time deposits, and management does not anticipate selling nationally marketed time deposits in the third quarter of 2002. Overall deposit growth during the period came almost entirely from interest-bearing accounts. For the nine months, borrowings were up $19.4 million, resulting from the Trust Preferred issuance. Other liabilities increased by $0.2 million to $5.9 million, largely due to retirement plans accruals and vendor payables.

Net interest income increased $2.4 million or 12.7% for the nine months over the same period in 2001, driven exclusively by higher balances. For the nine months ended September 30, 2002, average interest earning assets increased $116.0 million to $693.2 million from $577.2 million for the same period in 2001. The tax-equivalent yields on these assets were 6.50% and 7.80%, respectively; the decrease resulting from the continuing decline in market interest rates. For the same periods, average interest bearing liabilities increased $112.7 million to $606.3 million from $493.6 million. Rates paid on these liabilities were 2.43% and 3.76%, respectively, also reflecting rate decreases. The net effect of these yield and cost decreases was an increased spread of three basis points; however, the lower overall interest rate environment led to a decreased margin (net interest income to average earning assets) of 20 basis points to 4.38%. The difference between spread and margin reflects the contribution of non-interest bearing deposits - 31 basis points in 2002 and 54 basis points in 2001- which dropped in 2002 due to the lower proportion of non-interest bearing deposits to total interest earning assets. The growth in interest-earning assets and interest-bearing liabilities had a $2.2 million positive impact on net interest income for the nine months ended September 30, 2002, while the change in spread had a $0.2 million positive impact on net interest income as compared to the same period in 2001. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the nine months ended September 30, 2002, remained at $8.1 million. Service charges on deposit accounts increased $0.1 million on growth in the number of deposit accounts. However, new product offerings - "CNB Options" -and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income decreased $0.1 million. While the book value of assets under management (a measure of customer growth) has increased year on year by approximately $2.0 million, the market value (on which income is based) has fallen $62.9 million. Net gain on the sale of mortgage loans increased $0.2 million in 2002 due to higher mortgage origination and sales activity. Other operating income declined $0.2 million on lower fee income from outsourced credit card operations and lower income from unconsolidated subsidiaries.

Operating expenses increased $2.2 million or 11.0% for year to date September 30, 2002. This increase came in most expense categories. Salary and benefits are up $1.0 million due to both wage increases and benefit expenses. Occupancy costs are up $0.1 million due to general franchise growth. Marketing expenses increased $0.4 million due to the timing of expenditures. Other operating expenses are up $0.5 million attributable in part to the effect of a $0.2 million reserve reversal in 2001 related to credit card contract terminations and charges.

The Company's year to date effective tax rate dropped to 27.3% in 2002 from 29.5% in 2001. This decline is directly attributable to 2002's higher non-taxable municipal security income as a percentage of total taxable income than in 2001. For the same quarters, non-taxable municipal income was $1.1 million in 2002 and $0.5 million in 2001.

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

The Company has two primary sources of non-customer (wholesale) liquidity: the FHLB and the Federal Reserve Bank of New York. At September 30, 2002, residential mortgage loans with a carrying value of approximately $42.3 million were pledged as collateral to secure up to $36.9 million for the Bank's advances and letters of credit from the FHLB. $4.9 million was utilized at September 30, 2002. Indirect automobile loans, with a carrying value of approximately $83.4 million, were pledged as collateral for a $66.7 million line of credit from the Federal Reserve Bank of New York, none of which was outstanding at September 30, 2002.

Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source may be used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $12.8 million at September 30, 2002, versus $28.9 million at year-end 2001. Management does not anticipate raising brokered deposits for the remainder of 2002, as local deposit growth is expected to outpace asset growth.

For the nine months ended September 30, 2002, the Company generated $32.0 million in net cash and equivalents versus $8.9 million for the same period in 2001.

Net cash provided by operating activities was $15.0 million in 2002, versus a use of $6.1 million in 2001. Both the largest source and use of operating cash in 2002 and 2001 were loans held for sale. However, activity in 2002 was significantly higher than 2001's due to the effects of the continuing strong mortgage refinancing market and a substantial balance in loans held for sale at year-end 2001 versus year-end 2000. Excluding the effects of loans held for sale, operating activities provided $6.8 million of cash for the first nine months of 2002 versus a use of $6.6 million for the same period of 2001.

Cash used by investing activities was $64.1 million in 2002 versus $73.1 million in 2001. Net securities purchases were higher in 2002 versus 2001, while net loan originations were lower in 2002 than 2001. While loan demand has remained steady in the Company's primary lending market, the growth in deposits has exceeded this demand leaving the excess to be invested in securities.

Cash provided by financing activities was $81.1 million in 2002 versus $75.8 million in 2001. Net deposit activity approximating $64 million for both years was the main contributor of financing activities. In both periods, borrowings provided cash, but in 2002 this was due to the Trust Preferred issuance, a long-term borrowing, versus the 2001 period of overnight borrowings.

For the remainder of 2002, cash for growth is expected to come primarily from customer sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Less material, but a part of the Company's ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information presented in the December 31, 2001, Form 10-K.

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

Using the aforementioned simulation model, net interest earnings projections reflect no change when applying a stable interest rate environment that management projects for the remainder of 2002. This is a change from the interest rate risk profile at December 31, 2001, when management anticipated rising rates for late 2002.

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

As of September 30, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. This represents an improvement from December 31, 2001, when the Bank was classified as "adequately capitalized", and comes as a result of Bank capital raised through the Trust Preferred issuance. Management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2002, and 2001 follow (dollars in thousands):

	September 30,

	2002	2001

Balance at beginning of period	$5,480	4,712
Provision for loan losses	1,776	1,177
Loans charged off	(1,777)	(797)
Recoveries on loans previously charged off	297	264

Balance at end of period	$5,776	5,356

Allowance as a percentage of total period end loans	1.04%	1.04%

Allowance as a percentage of non-performing loans	47.3%	122.2%

The increase in the provision for loan losses for the nine-month period ended September 30, 2002 relative to 2001 is related to an increase in loans charged off for the respective periods. As discussed more fully in the Company's 10-K for the year ended December 31, 2001, management determines the amount necessary in the allowance for loan losses based upon a number of factors. Management, based on its assessment of the loan portfolio, believes the amount of the allowance for loan losses at September 30, 2002 to be adequate at $5.8 million. In order to be at that amount, provisions charged to the income statement are necessary. These amounts will vary from period to period, including this nine-month period as a result of the amount of loans charged off and recoveries on loans previously charged off.

During 2002 the Company has incurred a higher amount number of loan charge-offs as local and national economic conditions impact the Company's borrowers. Recoveries of loans previously charged-off remained relatively stable for both periods.

The increase in the allowance for loan losses from $5.4 million at September 30, 2001, to $5.8 million at September 30, 2002, is due to overall loan portfolio growth. While the quality of some loans in the portfolio has declined, as evidenced by the increase in non-performing loans, principally commercial related, those loans continue to be adequately collateralized. This has impacted the ratio of allowance to non-performing loans, which has decreased.

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2002 and 2001 and twelve months ended December 31, 2001 follow (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30
	2002	2001	2001

Recorded investment at period end	$11,442	8,084	2,256
Impaired loans as percent of total loans	2.05%	1.51%	0.43%
Impaired loans with related allowance	$677	273	-
Related allowance	$361	229	-
Average investment during period	$8,486	3,033	2,544

Impaired loans increased $3.4 million from December 31, 2001, to September 30, 2002, most occurring in the third quarter of 2002 as a number of commercial relationships were placed on non-accrual status. In addition, impaired loans as a percentage of total loans outstanding has also increased from 1.51% at December 31, 2001, to 2.05% at September 30, 2002. Impaired loans have also increased from September 30, 2001, to September 30, 2002, by $9.2 million, reflective of the impact of a slowing economy on borrowers. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2002	2001	2001

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$16	34	1,046
Real estate-commercial	-	-	830
Real estate-residential	154	69	59
Consumer	158	166	149

Total past due 90 days or more and accruing	328	269	2,084

Loans in non-accrual status:
Commercial, financial & agricultural	3,766	3,126	1,218
Real estate-commercial	7,151	1,653	898
Real estate-residential	524	209	183

Total non-accrual loans	11,441	4,988	2,299

Total non-performing loans	11,769	5,257	4,383

Other real estate owned - commercial	421	1,408	1,621

Total non-performing assets	$12,190	6,665	6,004

Non-performing loans to total period-end loans	2.12%	0.98%	0.85%

Non-performing assets to total period-end
loans and other real estate	2.19%	1.24%	1.17%

The Company has no restructured loans.

Total non-performing loans increased $6.5 million to $11.8 million at September 30, 2002, from December 31, 2001, and was primarily due to three commercial relationships, for which substantially all of the loans were real estate secured. Total non-performing loans increased over the twelve-month period by $7.4 million and is due to the impact of the generally slower economic conditions on the Company's borrowers.

At September 30, 2002, other real estate owned consisted of one commercial real estate parcel, totaling $0.4 million. The Company has successfully liquidated $1.0 million in other real estate owned in the first nine months of 2002. However, weaker economic conditions and an increase in non-performing assets may result in the Company foreclosing on loans, resulting in increases in other real estate owned.

Other Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and accrete the liability over time. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard, effective for the Company's 2003 fiscal year, is not expected to impact the Company's financial position or results of operations.

In June 2002, FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. The impact of implementing this standard, effective for the Company's 2003 fiscal year, is unknown as it is dependent upon any future exit or disposal activity decisions.

In October 2002 the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.

The impact of implementing this Statement, which became effective October 1, 2002, cannot be determined as it is dependent upon future financial institution acquisitions, if any. At September 30, 2002, the Company had no assets which fall under the scope of this Statement.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 13, 2002	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

November 13, 2002	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

November 13, 2002	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

CERTIFICATIONS

I, George W. Hamlin, IV, certify that:

I have reviewed this quarterly report on Form 10-Q of Canandaigua National Corporation and Subsidiaries.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

I, Lawrence A. Heilbronner, certify that:

I have reviewed this quarterly report on Form 10-Q of Canandaigua National Corporation and Subsidiaries.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit
(3.i.) Certificate of Incorporation, of the	Exhibit 3.i. on Form 10-Q
Registrant, as amended	for the period ended March 31, 2002

(3.ii.) By-laws of the Registrant,	Exhibit B on Form 10-K
as amended	for the year ended December 31, 1994

(99) (a)	Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(99) (b)	Certification of Chief Financial Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT 99 (a)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Canandaigua National Corporation for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George W. Hamlin, IV, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 13, 2002	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, Chief Executive Officer

EXHIBIT 99 (b)
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Canandaigua National Corporation for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence A. Heilbronner, Principal Financial and Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 13, 2002	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer