Form 10-K
period 2002-12-31
CANANDAIGUA NATIONAL CORP
filed 2003-03-27
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

2,000,000 shares $20 par common
(Title of class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes   [X]    No   [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
Aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 2003.
Common Stock, $20.00 par value - described on page 7 of 2002 Annual Report and Common Stock Data disclosed on page 30 of the Annual Report are incorporated herein by reference.

Number of shares outstanding of the Registrant's shares of common stock as of June 30, 2002: $ 75,140,840.

The Company's stock is not actively traded, nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sales price disclosed on page 30 of the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

1.

Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Parts I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders held on March 12, 2003, are incorporated by reference into Part III.

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

2.

3.

PART I.

Item 1. Business

Canandaigua National Corporation

     Canandaigua National Corporation, referred to as "Company", is a one-bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York. The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Company's principal operating subsidiaries are The Canandaigua National Bank and Trust Company and CNB Mortgage Company. However, the Bank has been, and is expected to remain, the principal source of the Company's operating revenue and net income. (See Note 19 on page 26 of the 2002 Annual Report, which is incorporated herein by reference thereto.) In June 2002 the Company formed Canandaigua National Statutory Trust I to accommodate the private placement of $20 million in capital securities, which is more fully described in Note 9 on page 20 of the 2002 Annual Report, which is incorporated herein by reference thereto.

CNB Mortgage Company

     The Company acquired 100% of CNB Mortgage Company (formerly known as HomeTown Funding, Inc.) in October 1997. CNB Mortgage Company, operating as the Company's mortgage department, offers a full line of mortgage products. It is engaged in underwriting and funding mortgages primarily in western New York State. It resells residential mortgages to the Bank and unaffiliated entities, which service the loans. In January 2001, all (non-construction) residential mortgage origination activities of the Bank were consolidated into CNB Mortgage Company, completing a three-year process of consolidating from three origination units to one. On January 1, 1999, the Company merged the mortgage banking operations of CNB Mortgage Company and Greater Funding of New York, Inc (GFNYI), a mortgage banking company formed in 1990 and owned 100% by the Company since 1996.

The Canandaigua National Bank and Trust Company

     The Canandaigua National Bank and Trust Company ("Bank") was incorporated as a national bank in 1887 under the laws of The United States of America. Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York, and several locations in Ontario County and Monroe County, New York.

     As of December 31, 2002, Bank had total assets of $815.5 million; total capital of $60.0 million; and total deposits of $747.9 million. Its deposits are insured through the Bank Insurance Fund by the Federal Deposit Insurance Corporation (FDIC), subject to the FDIC limits.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of eighteen community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet. The locations and staffing of the Bank's full-service offices are described in more detail in Item 2 and on page 32 of the 2002 Annual Report, which is incorporated herein by reference thereto.

     The Bank's deposit services include accepting time, demand and savings deposits, NOW accounts, regular savings accounts, money market deposits, fixed-rate time deposits and club accounts. The Bank also provides its retail customers safekeeping services through the renting of safe deposit facilities.

     The Bank's lending services include making secured and unsecured commercial and consumer loans, financing commercial transactions either directly or through regional industrial development corporations, and making construction and mortgage loans. Other services include making residential mortgage loans, revolving credit loans, overdraft checking protection and small business loans. The Bank's business loans include seasonal, credit, collateral, and term loans.

4.

     Trust and investment services provided by the Bank through its Wealth Strategies Group include services as executor and trustee under wills and trust agreements, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for bond issues and as escrow agent. Trust assets are held in fiduciary or agency capacity for customers and are not included in the consolidated financial statements, since such assets are not assets of the Company. Fee income is recognized on the accrual method based on a schedule of fees approved by the Bank's Trust Review Committee (a subcommittee of the Bank's board of directors). This committee also has oversight of the Trust Department and meets regularly to review and approve operational and management activities.

     Since the formation of its insurance subsidiary in 1995 and upon its successful lawsuit against the New York State Superintendent of Insurance, the Bank has been offering a full line of auto, home and life insurance products to its customers through its wholly owned subsidiary CNB Insurance Agency. CNB Insurance Agency is an independent agency, representing several major insurance carriers with access to various life, health, property and liability risk markets. The agency offers life, health, property and casualty insurance to individuals and businesses in the Company's primary market area and focuses on sales to Bank customers. The Agency acts only as an agent and broker for insurance companies and earns a commission. The Agency does not underwrite insurance. Insurance premiums are collected by the insuring companies. Accordingly, the agency has no market, credit, capital, liquidity or interest rate risk. The sale of insurance is an ancillary business for the Company. The Agency employs only one salesperson and currently generates less than $125,000 in revenue annually.

     The Bank also acts as advisor to the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. Shares of these funds may increase or decrease in value.]. In the fourth quarter of 2002, the Bank elected to discontinue acting as investment advisor to retail mutual funds. In March 2003, the Bank signed a definitive agreement with a third party to transfer the investment advisor agreement for the Canandaigua Funds to the third party. The transfer is subject to approval of shareholders of the Canandaigua Funds and, if approved, is anticipated to close in the second quarter of 2003.

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

Geographic Market Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates eighteen banking offices and 43 ATMs. Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet and by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid-1990s, the Bank has expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), and Brighton (2002). Plans to open an office in Penfield in 2003 are being finalized.

     The Company's market area is a middle-class economically diversified region that includes urban, suburban and rural markets. Rochester is one of the largest cities in New York State outside of New York City. According to the U.S. Census Bureau's 2000 census, the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 36.6 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older. The median income of households in Rochester, NY MSA was $44,695. Seventy-eight percent of the households received earnings and 21 percent received retirement income other than Social Security. In 2000, for the employed population 16 years and older, the leading industries were educational, health, and social services, 24 percent, manufacturing, 21 percent, and retail trade, 14 percent. In 2000, Rochester, NY MSA had a total of 451,000 housing units, seven percent of which were vacant. Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes. In 2000, Rochester, NY MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service and 81 percent of the households had access to a car, truck, or van for private use. Multi-vehicle households were not rare. Forty-two percent had two vehicles and another 16 percent had three or more. The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, 9 percent of owners without mortgages, and 47 percent of renters in Rochester, NY MSA spent 30 percent or more of household income on housing.

5.

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

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2002, the Company's share of deposits for all banks and credit unions (with share totals greater than $50 million) in the Company's physical market area was 4.35% ($710.3 million) in 2002, 4.25% ($578.4 million) in 2001, and 4.07% ($509.4 million) in 2000. At June 30, 2002, this defined market area had total deposits of approximately $16.3 billion.

Employees

     At December 31, 2002, the Company had 332 employees of whom 80 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be very good.

Supervision and Regulation

     The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. Bank regulatory agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations. The following description summarizes some of the laws to which the Company and its subsidiaries are subject. References to applicable statutes and regulations are brief summaries and do not claim to be complete. Management believes the Company is in compliance in all material respects with these laws and regulations. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

THE COMPANY

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

     The BHC Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations:

Regulatory Restrictions on Dividends -- It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiary and commit resources to their support.

Safe and Sound Banking Practices -- Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth.

6.

The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.

Anti-Tying Restrictions -- Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by three-month average consolidated assets. See Note 17 on page 25 of the 2002 Annual Report, which is incorporated herein by reference thereto, for the Company's and Bank's capital ratios.

Imposition of Liability for Undercapitalized Subsidiaries -- Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

Acquisitions by Bank Holding Companies -- The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

Control Acquisitions -- The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

THE BANK

     The Canandaigua National Bank and Trust Company is a national bank chartered by the Office of the Comptroller of Currency. Its deposits are insured by the FDIC through the Bank Insurance Fund. The Bank is also a member of the Federal Reserve System. The Bank is subject to supervision and regulation that subject it to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the Office of the Comptroller of Currency. Because the Federal Reserve Board regulates the Company, the Bank's parent, the Federal Reserve Board also has supervisory authority which impacts the Bank.

Restrictions on Transactions with Affiliates and Insiders -- Transactions between the holding company and its subsidiaries, including the Bank, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the holding company and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

7.

Insider loans --Restrictions on loans to directors, executive officers, principal shareholders and their related interests ("insiders") contained in the Federal Reserve Act and Regulation O apply to the Bank, its subsidiaries and the Company. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets -- Dividends paid by the Bank have been Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of the Bank in the event of the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

Examinations and Audits-- The Federal Reserve Board and the FDIC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.

The FDIC Improvement Act of 1991 (FDICIA) - The Bank, with total assets of more than $500 million must submit annual audit reports prepared by independent auditors to federal and state regulators. As allowed by regulations, the audit report of the Company is used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted.

FDICIA also requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

Capital Adequacy Requirements - Refer to Capital Adequacy Requirements under The Company, above.

Community Reinvestment Act -- The Community Reinvestment Act of 1977 ("CRA") and attendant regulations are intended to encourage banks to help meet the credit needs of their service area, including low-and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. Federal banking agencies make public a bank's performance rating under the CRA. In the case of a bank holding company, the CRA performance record of the bank(s) involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

CNB MORTGAGE COMPANY

     CNB Mortgage Company is a New York State licensed mortgage banker. It is subject to both New York State banking laws and regulations as well as the following significant federal laws and regulations: the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.

8.

OTHER SIGNIFICANT REGULATORY ITEMS

GRAMM LEACH-BLILEY ACT

     The Gramm-Leach-Bliley Act (the Act) of 1999 represents the most sweeping reform of financial services regulation in over 60 years. The Act permits the creation of new financial products under a strong regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliation among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards.

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

USA PATRIOT ACT

     As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA.) IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within two weeks. Various regulations implementing the law are or have been enacted, including these due diligence requirements, minimum standards to verify customer identity, activities to reduce the risks of money laundering or terrorist activities, prohibitions on anonymous use of "concentration accounts," and a requirement for all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

The Bank has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.
9.

SARNBANES-OXLEY ACT OF 2002

     On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (Act) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any services being provided to an audit client will require pre-approval by the company's audit committee. In addition, the audit partners must be rotated off the audit engagement on a periodic basis. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. The Act accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Company's chief executive officer and chief financial officer are each required to certify that the Company's Quarterly and Annual Reports do not contain any untrue statement of material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; they have made certain disclosures to the Company's auditors and the audit committee of the Board of Directors about the Company's internal controls; and they have included information in the Company's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

REGULATORY ENFORCEMENT AUTHORITY

     The Federal Reserve Board, the Office of the Comptroller of Currency, the New York State Superintendent of Banks and the FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions.

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

10.

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

CRITICAL ACCOUNTING POLICY

     The SEC defines "critical accounting policy" as both most important to the portrayal of the company's financial condition and results, and it requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Management considers the "Allowance for Loan Losses" as the Company's critical accounting policy. See Part I, Item IVA for a complete discussion.

AVAILABLE INFORMATION

     The Company electronically files quarterly (10-Q) and annual (10-K) and Proxy reports with the Securities and Exchange Commission on a regular basis. Other reports are filed when necessary in accordance with the Act.

     The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains electronic versions of reports, proxy and information statements, and other information regarding the Company files electronically with the SEC at http://www.sec.gov.

A link to the Company's filings on the SEC web site is available at the Bank's web site http://www.cnbank.com.

CONSOLIDATED FINANCIAL AND STATISTICAL DATA

A review of the business activities of the Company is presented in the following pages.
11.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

(1) A and B. Average Balance Sheets and Analysis of Net Interest Margin

The following tables reflect the net interest margin and interest rate spread for the years shown, on a tax equivalent basis. Average amounts are based upon the average daily balances.
Average Balance Sheets and Analysis of Net Interest Margin
For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

2002	Average		Average
	Balance	Interest	Rate

Assets
Interest-earning assets:
Interest-bearing deposits with
others	$12,812	$186	1.45%
Federal funds sold	25,115	401	1.60
Securities (1):
Taxable	50,400	1,663	3.30
Tax-exempt	87,073	5,199	5.97
Loans, net (2)	533,415	38,588	7.23

Total interest-earning assets	708,815	46,037	6.49

Non-interest-earning assets	57,511

Total assets	$766,326

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand	$71,257	316.44%
Savings and money market	300,991	4,839	1.61
Time deposits	237,000	8,761	3.70
Borrowings (3)	11,366	611	5.38

Total interest-bearing liabilities	620,614	14,527	2.34

Non-interest-bearing liabilities	96,446
Stockholders' equity	49,266

Total liabilities and stockholders' equity	$766,326

Interest rate spread			4.15%

Net interest margin		$31,510	4.45%

(1)     Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Tax-exempt interest includes a tax equivalency adjustment of $1,660,000.

(2) Average balance includes non-accrual loans. Interest includes origination costs of $737,000.

(3) Includes guaranteed preferred beneficial interest in Corporation's junior subordinated debentures.

12.

2001	Average		Average
	Balance	Interest	Rate

Assets
Interest-earning assets:
Interest-bearing deposits with
others	$666	$23	3.45%
Federal funds sold	2,731	86	3.15
Securities (1):
Taxable	56,416	2,613	4.63
Tax-exempt	47,216	2,839	6.01
Loans, net (2)	484,526	39,408	8.13

Total interest-earning assets	591,555	44,969	7.60

Non-interest-earning assets	54,313

Total assets	$645,868

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand	$58,593	589	1.01%
Savings and money market	208,463	5,195	2.49
Time deposits	231,118	11,803	5.11
Borrowings	9,285	390	4.20

Total interest-bearing Liabilities	507,459	17,977	3.54

Non-interest-bearing liabilities	92,744
Stockholders' equity	45,665

Total liabilities and Stockholders' equity	$645,868

Interest rate spread			4.06%

Net interest margin		$26,992	4.56%

(1)     Securities available for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Tax-exempt interest includes a tax equivalency adjustment of $878,000.

(2) Average balance includes nonaccrual loans. Interest includes amortization of net deferred origination costs of $947,000.
13.

2000	Average		Average
	Balance	Interest	Rate

Assets
Interest-earning assets:
Interest-bearing deposits with
Others	$107	$5	4.67%
Federal funds sold	1,201	71	5.91
Securities (1):
Taxable	40,095	2,355	5.87
Tax-exempt	46,018	2,882	6.26
Loans, net (2)	431,768	37,406	8.66

Total interest-earning assets	519,189	42,719	8.23

Non-interest-earning assets	50,052

Total assets	$569,241

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
Interest-bearing demand	$51,652	596	1.15%
Savings and money market	165,400	4,853	2.93
Time deposits	205,140	11,985	5.84
Borrowings	21,760	1,367	6.28

Total interest-bearing Liabilities	443,952	18,801	4.23

Non-interest-bearing liabilities	82,618
Stockholders' equity	42,671

Total liabilities and Stockholders' equity	$569,241

Interest rate spread			4.00%

Net interest margin		$23,918	4.60%

(1)     Securities available-for sale are stated at fair value and include the Company's required investments in Federal Reserve Bank Stock and Federal Home Loan Bank Stock. Tax-exempt interest include a tax equivalency adjustment of $884,000.

(2) Average balance includes non-accrual loans. Interest includes amortization of net deferred origination costs of $604,000.

14.

C. Rate/Volume Analysis

     The following table sets forth the dollar and volume of changes in interest income and interest expense, on a tax equivalent basis, resulting from changes in the volume of earning assets and interest-bearing liabilities, and from changes in rates. Volume changes are computed by multiplying the volume difference by the prior year's rate. Rate changes are computed by multiplying the rate difference by the prior year's balance. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

Rate/Volume Analysis
For the Years Ended December 31, 2002 and 2001
(Dollars in thousands)

	2002 compared to 2001			2001 compared to 2000
	Increase/(decrease)			Increase/(decrease)
	Due to change in			Due to change in
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Interest-bearing deposits with others	$184	(21)	163	20	(2)	18
Federal funds sold	377	(62)	315	60	(45)	15
Securities	1,702	(292)	1,410	979	(764)	215
Loans, net	3,766	(4,586)	(820)	4,384	(2,382)	2,002

Total	$6,029	(4,961)	1,068	5,443	(3,193)	2,250

Interest-bearing liabilities:
Interest-bearing demand	$107	(380)	(273)	75	(82)	(7)
Savings and money market	1,852	(2,208)	(356)	1,143	(801)	342
Time deposits	293	(3,335)	(3,042)	1,422	(1,604)	(182)
Borrowings	98	123	221	(619)	(358)	(977)
Total	2,350	(5,800)	(3,450)	2,021	(2,845)	(824)

Net change	$3,679	839	4,518	3,422	(348)	3,074

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

     The Bank's investment policy limits total investments to no more than 40% of total assets. U.S. Treasury and agency securities should comprise 20% to 50% of the investment portfolio, obligations of states and political subdivisions should comprise 30% to 60% of the portfolio, and corporate and other issues no more than 20%. The size of the portfolio in relation to the Company's assets will vary depending upon local market loan demand and the Company's liquidity. To manage overall risk, the policy sets limits on the concentration of holdings of any one issuer, except the U.S. Government or its agencies. Additionally, obligations of states and political subdivisions and corporate issues must generally be rated in the "A" category by a nationally recognized rating agency. To further enhance the portfolio's liquidity and manageability, investment block sizes are limited within the policy by issue type.

15.

     Securities are classified as either "available for sale" or "held to maturity." Securities available for sale are used to absorb the Company's available liquidity not used for lending purposes. These securities may or may not be held to their stated maturity, as demand for loan and deposit flows change. Securities which management has the ability and intent to hold to maturity are so classified. Substantially all of these securities are pledged to collateralize municipal deposits. Municipalities in New York State are generally required to ensure deposits, in excess of FDIC insurance limits, are collateralized with eligible securities. At December 31, 2002, a substantial portion of all securities was pledged to collateralize municipal deposits. Management may also use available-for-sale securities to achieve the same objectives. The Company currently does not participate in securities hedging activities, interest rate risk swaps, or other programs involving the use of off-balance-sheet derivatives.

The following table summarizes the Company's carrying value of securities available for sale and held to maturity.

Securities
As of December 31, 2002, 2001 and 2000
(Dollars in thousands)
	2002	2001	2000

Available for sale
U.S. Treasury and agencies	$20,123	-	-
State and municipal obligations	21,841	-	-
Corporate and foreign obligations	4,158	-	-
Equity securities	93	534	450

Total available for sale	$46,215	534	450

Held to maturity
U.S. Treasury and agencies	$22,986	55,456	36,949
State and municipal obligations	93,061	61,918	42,062
Mortgage backed securities	286	482	493
Corporate and foreign obligations	695	593	988

Total held to maturity	$117,028	118,449	80,492

B. Maturity and Yields of Securities Portfolio

     The following table summarizes the maturities and weighted average yields of the Company's securities available for sale and held to maturity at year end. Yields are not reflected on a tax equivalent basis. Mortgage backed securities are reported at their final stated maturity, notwithstanding that principal is prepaid regularly, reducing their effective maturity.

Maturities and Weighted Average Yields of Securities
As of December 31, 2002
(Dollars in thousands)

			After		After
			One		Five
	One		through		through		After
	Year or		Five		Ten		Ten
	Less		Years		Years		Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for Sale
U.S. Treasury and agencies	$-	-%	$-	-%	$9,090	5.89%	$11,033	5.67%
State and municipal	1,519	1.72	10,586	2.68	9,736	3.34	-	-
Corporate and foreign	-	-	300	5.10	-	-	3,858	4.45
Other	-	-	-	-	-	-	93	-

Total	$1,519	1.72%	$10,886	2.75%	$18,826	4.57%	$14,984	5.32%

Held to maturity
U.S. Treasury and agencies	$10,997	3.76%	$11,989	2.66%	$-	-%	$-	-%
State and municipal	13,956	3.35	48,947	3.74	29,597	3.66	561	4.32
Mortgage backed	-	-	10	8.00	-	-	276	6.43
Corporate and foreign	-	-	695	7.59	-	-	-	-

Total	$24,953	3.53%	$61,641	3.57%	29,597	3.66%	$837	5.01%

16.

C. Significant Holdings

At December 31, 2002, there were no security holdings in which the aggregate of any issuer exceeded ten percent of stockholders' equity, except U.S. Treasury obligations.

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

     The Bank's loan policy establishes the general parameters of the types of loans that are desirable, emphasizing cash flow and collateral coverage. Credit decisions are made at the Bank level by officers who generally have had extensive personal experience with commercial and personal lending, helping to ensure thorough underwriting and sound credit decisions. The Bank has commercial, consumer and residential mortgage loan policies approved by the board of directors. These policies establish the lending authority of individual loan officers as well as the loan authority of the Banks' Officers' Loan Committee (OLC). The Bank's President and certain Senior Vice Presidents each have loan authority up to $250,000 while other lending authorities are $150,000 or less. A commercial services officer in conjunction with a member of the OLC and a Senior Credit analyst can approve, jointly, certain loans up to $500,000. OLC can approve loans up to $2,500,000, while those over that amount generally must be approved by the board of directors or the Discount Committee of the board.

     Loans are generally originated in the Bank's primary market area. The same credit principles and guidelines apply for small as well as medium and large credits. A borrower's cash flow, overall financial condition/capacity, character, and the collateral securing a loan are considered during the credit decision process. Specific emphasis is placed on the borrower's ability to generate cash sufficient to cover operations and financing costs when assessing the overall quality of a borrower's financial condition. The commercial policy limits loans to one borrower and any borrowing relationship, as well as concentrations of credit to particular industries. Federal banking regulations limit loans to one borrower to 15% of the lending institution's regulatory capital. At December 31, 2002, this limit was approximately $9.9 million and the Bank's largest borrowing relationship was $8.1 million, with $4.5 million participated to third-party banks.

     C & I Loans: These loans generally include term loans and lines of credit. Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and the purchase of equipment. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, the Bank attempts to secure real estate as collateral and obtain personal guarantees of the borrowers. To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, repricing in three- to five-year periods, and have a maturity of five years or less. Lines of credit generally have terms of one year or less and carry floating rates of interest (e.g., prime plus a margin).

     Commercial Mortgages: The Bank makes commercial real estate loans to finance the purchase of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may consist of apartments, commercial structures housing businesses, nursing homes, and others. The loans typically have variable interest rates, repricing in three-to five-year periods, and require principal payments over a 10-to 25-year period. Many of these loans include call provisions at 10 to 15 years. The underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 75% of appraised value.

     Residential Mortgages: The Bank originates fixed-rate and three-year callable one-to-four family residential real estate loans collateralized by owner-occupied properties located in its market area. A variety of real estate loan products, which generally are amortized over five to 30 years, are offered. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third-party investors. All three-year callable loans are purchased by the Bank and held in the Bank's portfolio. These loans, amounting to $39.2 million at December 31, 2002, contain a provision allowing the Bank to call the loan in its entirety three years from its origination date and at each three-year anniversary, thereafter. Fixed-rate residential mortgages without escrow are also purchased by the Bank, but sold to the Federal Home Loan Mortgage Corporation ("Freddie Mac") with rights to service the mortgages retained by the Bank. All other loans are sold to third parties with servicing released. This policy allows the Company and Bank to manage interest rate risk, liquidity risk and loss risk.

17.

     The Bank and CNB Mortgage generally use underwriting, appraisal, and servicing guidelines of Freddie Mac. Loans on one-to-four family residential real estate generally are originated in amounts of no more than 80% of appraised value or have mortgage insurance. Mortgage title insurance and hazard insurance is normally required.

     The Bank originates construction, home equity and second mortgages (loans secured by a second lien position on one-to-four family residential real estate). These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral or secured by an incomplete dwelling in the case of construction loans. Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows. A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

A. Types of Loans
Composition of Loan Portfolio
As of December 31,
(Dollars in thousands)

	2002	2001	2000	1999	1998

Commercial, financial, and agricultural	$109,317	96,772	65,324	62,491	43,260
Commercial mortgage	264,132	228,447	195,153	141,255	83,771
Residential mortgage	90,332	85,402	81,475	69,862	76,130
Consumer
Auto - indirect	89,747	85,243	93,746	103,605	84,370
Other	22,371	23,093	20,214	18,561	17,753
Other	10,926	16,004	4,059	2,589	6,485

	586,825	534,961	459,971	398,363	311,769
Less: Allowance for loan losses	(6,162)	(5,480)	(4,712)	(4,136)	(3,283)

Loans, net	$580,663	529,481	455,259	394,227	308,486

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities and sensitivity to changes in interest rates of the loan portfolio exclusive of real estate mortgage, consumer and other loans.
Maturity and Sensitivity of Loans
As of December 31, 2002
(Dollars in thousands)
		After
		One
	One	through	After
	Year or	Five	Five
	Less	Years	Years	Total

Commercial, financial and agricultural	$88,113	$16,957	$4,247	$109,317

Loans maturing after one year:
With a predetermined interest rate		3,206	1,513
With a floating or adjustable rate		13,751	2,734
18.

     The maturities set forth above are based upon contractual maturities. Demand loans, overdrafts and certain time loans, the principal of which may be renewed in whole or in part, are included in the " One Year or Less" classification. The Company's loan policy encourages a repayment schedule to be established whenever possible for loans that do not have stated contractual maturities.

     The policy provides that a demand loan should mature within one year of its origination, with any renewals at the then prevailing interest rate and with the assurance that the borrower demonstrates the ability to repay on maturity of the loan.

     The Company provides standby letters of credit commitments which also provide for availability of funds over a period of generally one year. All such commitments have fixed expiration dates and may require the payment of a fee.

     The Company extends lines of credit under which a customer may borrow for various purposes. The extension of these commitments and lines of credit has been in the normal course of business. In the opinion of management, at December 31, 2002, there are no material commitments to extend credit which represent unusual risks.

C. Risk Elements

(1) Non-accrual, Past Due and Restructured Loans

The following table summarizes the Company's non-performing assets as of December 31 for each of the last five years.

Non-Performing Assets
(Dollars in thousands)

	2002	2001	2000	1999	1998

Loans past due 90 days or more and accruing:
Commercial, financial, and agricultural	$16	34	22	-	14
Real estate-commercial	-	-	-	11	102
Real estate-residential	154	69	17	13	157
Consumer	151	166	166	91	108

Total past due 90 days or more and accruing	321	269	205	115	381

Loans in non-accrual status:
Commercial, financial, and agricultural	2,938	2,793	437	509	1,498
Real estate-commercial	7,241	1,653	1,890	980	225
Real estate-residential	501	209	371	151	390
Consumer	327	333	471	-	-

Total non-accrual loans	11,007	4,988	3,169	1,640	2,113

Total non-performing loans	11,328	5,257	3,374	1,755	2,494

Other real estate owned:
Commercial	421	1,408	1,466	1,651	1,642
Residential	-	-	-	-	-

Total other real estate owned	421	1,408	1,466	1,651	1,642

Total non-performing assets	$11,749	6,665	4,840	3,406	4,136

Non-performing loans to total period-end loans	1.93%	0.98%	0.73%	0.44%	0.80%

Non-performing assets to total
Period-end loans and other real estate	2.00%	1.24%	1.05%	.85%	1.33%

Allowance to non-performing loans	54.40%	104.24%	139.66%	235.67%	131.64%

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

19.

     The Company earned interest on a cash basis of $411,000 in 2002, $140,000 in 2001, and $55,000 in 2000, on loans in non-accrual status at the respective year end. Additional interest income of $649,000, $279,000, and $245,000 would have been recognized on these loans during 2002, 2001, and 2000, respectively, if they had been current in accordance with the original terms.

(2) Potential Problem Loans

     Management is not aware of any potential problem loans at December 31, 2002 not already reported above. However, given the generally weak state of the overall national and local economy, it is reasonable to assume there will be problem loans in the foreseeable future.

IV. Summary of Loan Loss Experience

A. Analysis of Loss Experience

     The allowance for loan losses is a valuation reserve available for probable losses incurred in the loan portfolio. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, when drawn upon, such as, commitments, guarantees and standby letters of credit. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is probable. Subsequent recoveries, if any, are credited to the allowance. The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. This process consists of the identification of specific reserves for identified problem loans and the calculation of general reserves, which is a formula-driven calculation on loans not evaluated on a specific basis. Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the underlying collateral, for collateral dependent loans. If the carrying value of a loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off.

     The calculation of the general reserve involves several steps. A historical loss factor is applied to each loan by business segment and loan classification. The historical loss factors are calculated using a loan-by-loan, trailing eight-quarter loss migration analysis for commercial loans. For all other loans a portfolio-wide, trailing eight-quarter loss migration analysis is used. Adjustments are then made to the historical loss factors based on quantitative objective elements (delinquency, non-performing assets, classified/criticized loan trends, charge-offs, concentrations of credit and recoveries, etc.) and subjective elements (economic conditions, portfolio growth rate, portfolio management, credit policy, and others).

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Changes in the allowance for loan losses may arise as a result of a factors both within and outside of management's direct control. For example, management may change the concentration of the loan portfolio to a particular industry, a particular loan type-commercial, residential, consumer, or a particular geographic location. These changes may increase or decrease the level of allowance necessary to reflect probable losses within the portfolio. The effect of the economy, including resulting changes in the value of collateral securing loans, are outside of management's control, but can have significant impacts on the allowance for loan losses. Generally a declining economy will negatively impact the ability for borrowers to repay loans in a timely manner and can also negatively impact collateral values. These factors usually cause probable losses within the portfolio to increase, resulting in the need for a higher allowance for loan losses.

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

20.

The following table summarizes the changes in the allowance for loan losses for each of the last five years.

Summary of Loan Loss Allowance
(Dollars in thousands)

	2002	2001	2000	1999	1998

Balance at beginning of year	$5,480	4,712	4,136	3,283	3,153

Provision charged to operations	2,306	1,431	1,028	1,239	641

Charge-offs:
Commercial, financial and agricultural	(886)	(201)	(165)	(3)	(274)
Real estate-commercial	-	-	-	-	-
Real estate-residential	-	(3)	-	(29)	(19)
Consumer	(1,189)	(839)	(792)	(843)	(760)

	(2,075)	(1,043)	(957)	(875)	(1,053)

Recoveries:
Commercial, financial and Agricultural	51	27	85	20	25
Real estate-commercial	-	-	-	-	-
Real estate-residential	5	1	13	3	102
Consumer	395	352	407	466	415

	451	380	505	489	542

Net charge-offs:	(1,624)	(663)	(452)	(386)	(511)

Balance at end of year	$6,162	5,480	4,712	4,136	3,283

Net charge-offs to average loans	0.30%	0.14%	0.10%	0.11%	0.17%

Allowance to total loans	1.05%	1.02%	1.02%	1.04%	1.05%

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

Allocation of Allowance for Loan Losses
(Dollars in thousands)

	2002		2001		2000		1999		1998

	$(1)	% (2)	$(1)	% (2)	$(1)	% (2)	$(1)	% (2)	$(1)	% (2)

Commercial(3)	$4,077	63.6%	$3,469	60.8%	$2,200	56.6%	$1,783	51.1%	$1,484	40.7%
Residential	114	15.4	249	16.0	309	17.7	50	17.5	54	24.5
Consumer	1,971	21.0	1,762	23.2	2,203	25.7	2,303	31.4	1,745	34.8

	$6,162	100.0%	$5,480	100.0%	$4,712	100.0%	$4,136	100.0%	$3,283	100.0%

(1) Amount of allowance for loan losses
(2) Percent of loans in each category to total loans
(3) Includes Commercial, financial, agricultural, and commercial real estate.

21.

V. Deposits

The following tables summarize the average deposits and average rates paid during the years presented.

Average Deposits and Rates Paid
For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest-bearing demand	$90,505	--%	$87,803	--%	$78,775	--%
Interest-bearing demand	71,257.44		58,593	1.01	51,652	1.15
Savings and money market	300,991	1.61	208,463	2.49	165,400	2.93
Time	237,000	3.70	231,118	5.11	205,140	5.84

	$699,753	1.99%	$585,977	3.00%	$500,967	3.48%

The following table sets forth the time deposits of $100,000 or greater, classified by the time remaining until maturity, which were on deposit as of December 31, 2002.

Maturity Distribution of Time Deposits of $100,000 or More
As of December 31, 2002
(Dollars in thousands)
3 months or less	$28,921
3 through 6 months	6,394
6 through 12 months	14,330
Over 12 months	18,966

$68,611

VI. Return on Equity and Assets

The following table sets forth certain ratios used in evaluating the Company's financial position and results of operations.

Financial Ratios
For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Return on average assets	0.94%	0.88%	0.61%
Return on average equity	14.58%	12.40%	8.17%
Dividend payout ratio	27.5%	34.16%	54.44%
Average equity to average assets	6.43%	7.07%	7.50%

VII. Short-term Borrowings

     The following table sets forth the Company's short-term borrowings at the dates indicated. The Company considers short-term borrowings to be those with an original maturity date of three months or less.

Short-term Borrowings
For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Amount outstanding at December 31,	$--	$--	$10,400
Weighted average rate	--%	--%	5.85%

Maximum outstanding at any month end
During the year	$--	$28,200	$19,200

Average amount outstanding during the year	$8	$4,005	$7,855
Weighted average rate	1.89%	4.37%	6.30%
22.

Item 2. Properties

     Canandaigua National Corporation operates from the main office of the Bank. The Company owns a building in Pittsford that is occupied by CNB Mortgage Company, and is sublet to them and other unrelated businesses. The Bank owns and leases real property in Ontario County and Monroe County for its Community Bank Offices and to support its operations.

     As of December 31, 2002, the Bank's operations were conducted from eight offices (including the main office) located in Ontario County, New York, and eleven offices located in Monroe County, New York. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Pittsford offices. Some of the leases also provide for contingent rent to be paid annually based upon increases in the Consumer Price Index (CPI). Properties providing customer service are as follows:

Location	Use	Ownership	Expiration(1)

Canandaigua, NY	Main office	Owned	--
Bloomfield, NY	Bloomfield bank office	Owned	--
Victor, NY	Victor bank office	Owned	--
Canandaigua, NY	Lakeshore bank office	Leased office	12/31/2011
Farmington, NY	Farmington bank office	Owned, leased land	06/30/2017
Honeoye, NY	Honeoye bank office	Owned	--
Shortsville, NY	Manchester-Shortsville bank office	Leased office	04/30/2009
Mendon, NY	Mendon bank office	Leased office	12/31/2004
Victor, NY	Eastview Mall bank office	Leased office	10/31/2004
Pittsford, NY	Pittsford bank office	Owned	--
Canandaigua, NY	Customer call center	Leased office	06/30/2005
Penfield, NY	Webster bank office	Leased office	08/31/2008
Greece, NY	Greece bank office	Leased office	10/31/2018
Chili, NY	Chili bank office	Leased office	06/01/2010
Honeoye Falls, NY	Honeoye Falls bank office	Owned	--
Irondequoit, NY	Irondequoit bank office	Owned	--
Perinton, NY	Perinton bank office	Leased office	03/15/2009
Perinton, NY	Basin Park Financial Center	Leased office	04/30/2011
Rochester, NY	Rochester bank office	Leased office	12/31/2009
Brighton, NY	Brighton bank office	Leased office	12/31/2022
Pittsford, NY	CNB Mortgage Company office	Owned	--

(1) If applicable; includes renewal options.
During 2003, the Bank will continue to increase its number of Monroe County offices. It has entered into a definitive lease agreement for an office in the town of Penfield, New York.

     The Bank also provides, free to its customers, 24-hour banking services through automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines at the following locations:

Finger Lakes Community College	Hopewell, New York
F.F. Thompson Hospital	Canandaigua, New York
Finger Lakes Performing Arts Center	Hopewell, New York
Bristol Mountain	Bristol, New York
Case's Convenient	Canandaigua, New York
Roseland Bowl	Canandaigua, New York
The Greater Rochester International Airport	Rochester, New York
The Company Store	Cheshire, New York
The Strong Museum	Rochester, New York
J-Mart	Canandaigua, New York
Canandaigua Medical Group	Canandaigua, New York
Rank's IGA	Canandaigua, New York
Midtown Tennis Club	Rochester, New York
Hemlock General Store	Hemlock, New York
Roseland Waterpark	Canandaigua, New York
Verizon Wireless Call Center	Henrietta, New York

23.

The Bank anticipates that in order to expand its service to its Monroe and Ontario County customers it will increase the number of remote cash-dispenser machines in operation.

     The carrying value of the Company's properties as of December 31, 2002, which is required to be included herein pursuant to Item 102 of Regulation S-K, is included in Note 6 "Premises and Equipment" in the Notes to Consolidated Financial Statements set forth on page 18 of the 2002 Annual Report, which is incorporated herein by reference thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The market and dividend information required to be included herein, pursuant to Item 201 of Regulation S-K, is incorporated herein by reference from page 30 of the 2002 Annual Report to Stockholders and the Proxy Statement, which is incorporated herein by reference thereto.

     While there can be no assurance that the amount and timing of dividends paid in recent years will continue, management has no knowledge of current activities that would require reduction of dividends paid in recent years and at the same times.

     At December 31, 2002, the Company had approximately 943 shareholders of record. Information regarding beneficial ownership of the Company's stock is set forth in the Company's Proxy Statement and incorporated herein by reference.

Item 6. Selected Financial Data

     The following table represents a summary of selected components of the Company's consolidated financial statements for the five years ended December 31, 2002. All information concerning the Company should be read in conjunction with the consolidated financial statements and related notes.

24.

Selected Financial Data
(Dollars in thousands except per share data)

	2002	2001	2000	1999	1998

Income Statement Information:
Net interest income	$29,850	26,114	23,034	19,418	18,420
Provision for loan losses	2,306	1,431	1,028	1,239	641
Other income	11,880	10,545	9,452	7,978	5,924
Operating expenses	29,478	27,147	26,756	22,904	18,430
Income taxes	2,764	2,419	1,215	896	1,686
Net income	7,182	5,662	3,487	2,357	3,587

Balance Sheet Data:
Total investments(1)	$165,443	120,996	83,974	79,412	76,464
Total loans, net	580,663	529,481	455,259	394,227	308,486
Total assets	825,703	726,044	594,737	522,135	428,047
Total deposits	744,399	670,843	533,513	454,290	376,507
Total borrowings(2)	20,457	1,097	12,644	22,218	7,142
Total equity	53,417	48,132	44,269	42,477	42,478
Average assets	766,326	645,868	569,241	469,626	417,001
Average equity	49,266	45,665	42,671	41,533	40,357

Per Share Data:
Net income, basic	$15.07	11.89	7.33	4.94	7.46
Net income, diluted	$14.91	11.81	7.29	4.93	7.46
Cash dividends	$4.10	4.03	3.97	3.83	3.67

(1) Includes the Company's investment in Federal Reserve Bank stock and Federal Home Loan Bank stock.
(2) Includes the guaranteed preferred beneficial interest in the Corporation's junior subordinated debentures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this discussion is to focus on information about Canandaigua National Corporation's financial condition and results of operations which are not otherwise apparent from the consolidated financial statements in the annual report. Reference should be made to those statements and the selected financial data presented elsewhere in this document for an understanding of the following discussion and analysis. (Dollar and percentage changes are calculated before rounding. Per share amounts reflect the three-for-one stock split in 2002.)

Overview

     In 2002, the Company continued its franchise growth and expansion into Monroe County. In December 2002, the Company opened its newest banking office in Brighton, NY, a community with approximately $650 million in deposits according to the FDIC's 2002 "Summary of Deposits" report. Plans for 2003 include the construction and opening of a banking office in Penfield, NY, a community with approximately $351 million in deposits.

     During 2002, total assets grew $99.7 million, deposits grew $73.6 million and borrowings (including guaranteed preferred beneficial interest in the Company's junior subordinated debentures) grew $19.4 million. The Company also saw total revenue (net interest income plus other income) growth of 13.8%, while operating expense grew at only 8.6%. The increase in assets and revenues without attendant growth in operating expenses is reflective of management's efforts to control expense growth, while continuing to grow the franchise.

     Total assets grew 13.7%, investments grew 37.2%, net loans grew 9.7%, deposits grew 11.0%, and equity grew 11.0%. The Company's investments in new banking offices and other expansion activities management began making in 1998 are paying off, with earnings of $7.2 million in 2002, a 26.9% increase over 2001's $5.7 million.

25.

     Year 2002's results of $14.91 diluted earnings per share compare favorably to budget of $12.17 and to 2001's results of $11.81. The Company anticipates a lower earnings per share growth rate in 2003 than in 2002, but ahead of management's five-year accelerated growth plan developed in late 1998, with a target of $16.11. Management also anticipates 2003's asset growth will be significantly lower than 2002's at 6.1%. The national economic recession which began in 2001 continues to impact the local economy, reducing the volume of high-quality assets in the Company's market area. Consequently, management expects minimal loan growth in the coming year, with most of its expected 6.0% in deposit growth reinvested in the securities portfolio. While management anticipates the aforementioned targets will be met in 2003, it is subject to changes in economic conditions, the real estate market, interest rates and other factors. Therefore, actual results may vary materially from projected results.

     The quality of the loan portfolio has declined beginning in 1999 as measured by the ratio of non-performing loans to total loans. A significant amount of the problem assets are concentrated within 6 relationships. Management is actively working with the borrowers to resolve the credit difficulties and does not anticipate significantly increased loan loss as a result of these relationships. The allowance for loan losses and capital remain at levels considered by management to be adequate to cover probable losses in the loan portfolio. This ratio was 1.93% at December 31, 2002, versus .98% at December 31, 2001. The allowance for loan losses stood at 54.4% of non-performing loans at year-end 2002 versus 104.2% at December 31, 2001. Recognizing the decline in quality, including relatively higher net charge-offs, and the concurrent portfolio growth, management increased the provision for loan loss 61.1% to $2.3 million in 2002 from $1.4 million in 2001. While the quality of some loans in the portfolio has declined, as discussed above, these loans continue to be adequately collateralized. Positively impacting non-performing assets was a decline in other real estate owned to $0.4 million in 2002 from $1.4 million in 2001.

     The Company's deposit franchise grew throughout 2002, owing mainly to the success of the its "Options" checking products. Low cost interest-bearing accounts (checking, savings and money market) grew $79.5 million or 18.1% from 2001. Higher interest cost time deposits fell $5.9 million or 2.6%

     As of December 31, 2002, total assets of the Company were $825.7 million, up from $726.0 million at year-end 2001. Cash and due from banks increased $4.4 million to $34.7 million, reflective of the overall increase in customer deposits.

     Interest bearing accounts with other financial institutions and federal funds sold decreased $1.2 million or 7.3% to $15.2 million. These balances generally reflect the Company's liquidity not invested in securities or loans and is managed on a day-to-day basis by representatives of the ALCO committee. This liquidity is used to manage daily inflow and outflows of deposits and loans. Management's target for these combined balances is $5 million to $20 million, but day-to-day balances will generally fluctuate within and around this band.

Securities showed an increase of $44.3 million to $163.2 million. The Company's securities are classified as either available for sale or held to maturity.

     The portfolio is comprised mainly of U.S. Treasuries and agencies and tax-exempt obligations of state and local subdivisions. Much of the portfolio is pledged to federal financial agencies and to secure municipal deposits. These deposits, in turn, are used to purchase securities of local municipalities. Other securities consist mainly of high-grade corporate bonds, foreign bonds denominated in U.S. dollars and other local investments. The mix of taxable and tax-exempt securities can vary from time to time depending upon the amount of the Company's taxable income, the securities' tax-equivalent yield, and the supply of high-grade municipal securities.

     The growth in the portfolio came as a result of the Company's funding growth (deposits and borrowings) in excess of loan growth. The decline in the value of the equity market seen throughout 2001 and 2002 led consumers to a "flight to safety," with their excess liquidity moving to banks and out of the equity markets in many cases. Concurrently, the market for high quality adjustable and variable loan products (those the Company keeps on its balance sheet) fell, with the continued economic slowdown. This combination of factors left the Company with excess liquidity which it used to buy high-grade securities for the available-for-sale portfolio. These securities can be used to fund new loans or provide deposit liquidity as demand arises.

     Net loans increased $51.2 million to $580.7 million. The majority of the growth occurred in the commercial-related portfolios ($48.2 million). Residential mortgage originations were also strong, but mostly in the form of fixed-rate loans originated for sale to Freddie Mac. The growth in this portfolio came from second-lien home equity products ($11.0 million), while first-lien mortgages declined $6.1 million. However, fixed-rate, first-lien loans serviced by the Company increased $84.0 million or 85.7% as a result of refinancings driven by the continued decline in mortgage rates. These loans are sold to Freddie Mac, but serviced by the Company, which allows the Company to reduce long-term interest rate risk from its balance sheet, but still retain access to and communication with the customer. Consumer and other loans increased $3.8 million, driven mainly by indirect automobile loans. Despite attractive financing, offered by auto manufacturers throughout 2002, the Company's originations kept pace with loan paydowns.

26.

     Overall net loan totals for 2003 are projected to remain near 2002's levels as management focuses on income growth over asset generation. However, even with minimal loan growth, management expects to originate approximately $125 million in loans for the portfolio, representing nearly 21.5% of the portfolio balance, which will be offset by principal amortization. Despite management's projections, if the economy shows signs of improvement and the pool of local quality loans at attractive rates increases, the portfolio may grow during the year.

All other assets rose $1.0 million, most of which was in accrued interest receivable, reflecting the growth in earning assets.

     The allowance for loan losses stood at $6.2 million at December 31, 2002, up $0.7 million from December 31, 2001; 2002's year-end balance represents 1.05% of total loans, versus 1.02% in 2001. Net charge-offs for the year increased to 0.30% of average loans versus 0.14% in 2001. The largest portions of net charge-offs in 2002 came in commercial loans, reflective of the impact of the continued slow economy on local businesses and consumer loans, primarily indirect automobiles loans. Management anticipates 2003 will have a similar net charge-off to average loan ratio as the effect of the economic slowdown continues. However, the amount, timing and types of loans charged off cannot be determined.

     Other real estate owned consists of one parcel of vacant land for residential development totaling $0.4 million. This is one of the three parcels from 2001's balance, but liquidation progress has been made as portions of it have been sold. While management continues to make progress in liquidating other real estate, this balance is expected to rise in 2003 with some delinquent loans foreclosed upon. Management expects the balance to include both commercial and residential properties.

     In 2002, the Company added approximately $2.0 million in premises and equipment versus $3.5 million in 2001, relating to the new and renovated bank offices as well as upgraded technology equipment. With the planned opening of at least one banking office in 2003, and the continued replacement of most older generation equipment in 2003, more fixed assets additions can be anticipated, which the Company expects to fund from current operations.

     Total deposits at December 31, 2002, were $744.4 million and were up $73.6 million from December 31, 2001. Refer also to "Overview" above. Demand deposits were up $21.9 million, savings and money market were up $57.6 million and time deposits were down $5.9 million. As discussed above and in previous filings, overall, the deposit growth is attributable to expansion in Monroe County driven by the introduction of our "CNB Options" accounts and our "Municipal Choice" account. Management also believes the Bank was the beneficiary of consumers' flight-to-safety as assets were moved from a falling stock market into more liquid, but stable cash assets. The Company's Ontario County retail deposits grew approximately 8.9%, while Monroe County deposits grew 25.1% from 2002. The Company anticipates deposit growth to continue into 2003, but at a rate less than 2002's.

     In 2002, borrowings were down $0.05 million to $1.0 million. The decrease in borrowings was a result of scheduled principal amortization. As more fully discussed in note 9, page 19, in the Company's 2002 Annual Report, which is incorporated herein by reference thereto, $20 million in guaranteed preferred beneficial interest in the Company's junior subordinated debentures was issued. This issuance both increased the Company's funding base and regulatory capital, allowing it to leverage into more loans and securities than originally projected in the 2002 budget. No borrowing growth is projected in 2003.

Other liabilities increased by $1.5 million to $7.4 million, the increase coming in interest, income tax and retirement benefit accruals. These will be funded from continuing operations in 2003.

Results of Operations

     Net interest income grew $3.7 million or 14.3% for the year 2002, driven mainly by a $117.3 million increase in average earning assets or 19.8%, while average interest-bearing liabilities grew $113.2 million or 22.2%. During the year, the Company's tax-equivalent yield on earning assets fell 111 basis points to 6.49%, while its cost of funds fell 120 basis points to 2.34%. The combination of these reductions lead to a nine basis point increase in net interest spread. However, the overall drop in rates did lead to some erosion of net interest margin to 4.45% in 2002 from 4.56% in 2001.

     The drop in yields was caused by the Company's reaction to both a decline in U.S. Treasury yeilds, (an asset pricing index of the Company) and the Federal Reserve Board Federal Open Market Committee's (FOMC) rate decrease in November 2002, which saw the federal funds target rate fall from 1.75% at the beginning of the year to 1.25% by year-end 2002.

     As noted in last year's report, management anticipated a lowering of the interest rate spread and interest margin, (down eleven basis points from 2001 to 2002 versus six basis points from 2000 to 2001) due to the competitive Monroe County market. ALCO's main task in 2003 will be to slow or eliminate this declining trend through product mix and pricing. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for additional discussion.

27.

     Other income for the year ended December 31, 2002, increased $1.3 million or 12.7% over 2001. Service charges on deposit accounts rose 6.3% attributable to increased transaction volume. Management anticipates this income category to continue its growth in 2003, coming from further increased transaction volume and an on-going review of service offerings and their respective charges. In 2003, the Company expects to roll out new on-line banking business account services.

     Trust and investment services income fell 1.6%, year on year. Growth plans of 15.0% projected for 2002 were tempered by the continuing poor stock market conditions. The book value of assets under management fell $3.2 million or 0.5%. Management believes the strength of the Company's brand and its growing market presence in Monroe County are responsible for these relatively positive results in a year that saw the S&P 500 index fall by over 20%. The Company continues to see strong demand for locally managed trust services in its market area. Management is projecting assets under management for 2003 to grow 10% from year-end 2002. To accomplish this goal, the Company will expand its sales force and focus on its new products, including financial planning, business sponsored retirement plans, Internet-based retail brokerage services and Internet accessible account statements.

     Net gain on sale of mortgage loans, which includes the operations of CNB Mortgage Company, increased 104.9% for the year. The further fall in interest rates during 2002 led to a continuation of the refinance boom, which began in early 2001. The Company was able to take advantage of this and finance over $190 million in residential mortgages for sale to third party investors versus $117 million in 2001. Well over half of these loans were sold to Freddie Mac with servicing retained. The Company sells long-term fixed rate residential mortgages with loan to value less than 80% to Freddie Mac to (1) provide mortgage financing to homeowners it could not otherwise, because of an inability to fund such high originations with local deposits and (2) to reduce its long-term interest rate risk. However, the Company services these loans locally. Generally all loans with an original loan to value greater than 80% are sold, with servicing released to third parties. Management does not anticipate a continuation of the refinance boom, and is budgeting approximately $100 million in originations for sale to third parties, or about half of 2002's volume.

     In 2002 the Company sold its remaining investment in SLM holdings and realized a gain of $0.5 million. All other non-interest income fell $0.4 million or 26.9% and mainly reflects reduced income from merchant and retail credit card operations which were outsourced in mid-2001 and mid-2002, respectively. Corresponding operating expenses associated with this income were reduced in excess of the income reduction, leading to a net improvement in these products' profitability.

     Operating expenses increased $2.3 million or 8.6% for the year ended December 31, 2002, much higher than the 1.5% increase seen in 2001. Increases came in all major expense categories and were attributed to continued growth in the Company's operations, expansion in Monroe County, and a $0.5 million increase in non-loan chargeoffs, primarily from deposit accounts and early termination of electronic banking services contracts. Management does not anticipate incurring this volume of non-loan chargeoffs in 2003. Based upon the projected growth in banking offices in 2003, operating expenses are expected to increase further over 2002 by 4.5%.

     The Company's effective tax rate fell in 2002 to 27.8% from 29.9% in 2001. The primary factor leading to this decrease was the lower ratio of tax-exempt income to taxable income. Management anticipates the effective tax rate will increase slightly in 2003 as the reverse occurs. However, should the Company's pre-tax income rise to $10 million, which is possible, its statutory federal income tax rate will increase to 35% from 34%. This increase equates to $100,000 in additional federal income tax expense.

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

     The Company has two primary sources of non-customer (wholesale) liquidity: the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York. At December 31, 2002, residential mortgage loans with a carrying value of approximately $5.3 million were pledged as collateral for the Bank's advances from the Federal Home Loan Bank, and an additional $37.3 million was available for pledging. Indirect automobile loans with a carrying value of approximately $87.1 million were pledged as collateral for a $69.7 million line of credit from the Federal Reserve Bank of New York.

28.

     Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source will be used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $12.8 million at year-end 2002 versus $28.9 million at year-end 2001. All of these deposits will mature in 2002 and management's 2003 budget does not anticipate raising nationally marketed brokered deposits, as local deposit growth is expected to outpace asset growth. However, should the need arise, management believes this source will be available.

     Liquidity is measured on a daily basis by ALCO with reference to its fed funds and clearing account balances. This is supplemented by a monthly Liquidity Report, which projects expected liquidity sources and uses over a twelve-month period. The results of this model provide ALCO with a near-term view of liquidity and allow it to make appropriate plans and adjustments in a comprehensive manner, consistent with short-and long-term financial goals. This use of the model reduces the risk of short-term, unplanned liquidity crises, which can be costly to net interest income.

     As measured using the Consolidated Statement of Cash Flows, for the year ended December 31, 2002, the Company generated $3.2 million in net cash and equivalents versus $18.4 million for the year ended December 31, 2001.

     Net cash provided by operating activities was $15.9 million in 2002 versus a use of $1.5 million in 2001. Both the largest source and use of operating cash in 2002 and 2001 were mortgage banking-related activities. However, activity in 2002 was much higher than 2001.

     Cash used by investing activities remained relatively stable at $103.7 million in 2002 compared to $104.0 million in 2001. Net purchases of securities accounted for approximately 45% of cash flows used, while net loan originations accounted for approximately 55% in both years.

     Cash provided by financing activities was $ 91.0 million in 2002 versus $123.9 million in 2001. Deposit increases were the main contributor in both years, reflecting the Company's growth in customers and market share.

For 2003, cash for anticipated growth is expected to come from both customer and wholesale sources. Customer deposit growth is mainly expected to come from Monroe County sources.

     Less material, but a part of the Company's ongoing operations, and expected to be funded by normal operations, are liquidity uses such as lease obligations, long-term debt repayments and other funding commitments. A summary is included in the table below. This information is also available in the Notes to Consolidated Financial Statements in the 2002 Annual Report, which is incorporated herein by reference thereto.

Contractual Obligations
(Dollars in thousands)

		After	After
		One	Three
		Year	Years
	One	Through	Through	After
	Year or	Three	Five	Five
	Less	Years	Years	Years	Total

Long-term debt(1)	$36	72	72	20,277	20,457
Operating leases	1,055	1,776	2,507	3,937	9,275
Monroe Fund commitment	250	--	--	--	250

Total	$1,341	1,848	2,579	24,214	29,982

(1) Includes guaranteed preferred beneficial interest in Corporation's junior subordinated debentures.
29.

Interest Rate Sensitivity and Asset / Liability Management Review
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

     Interest rate risk management focuses on maintaining consistent growth in net interest income within Board-approved policy limits while taking into consideration, among other factors, the Company's overall credit, operating income, operating cost, and capital profile. The Company's Asset/Liability Committee (ALCO) includes the Bank's Chief Executive Officer, Chief Economist, Chief Financial Officer, Senior Vice President of Retail Services, Senior Vice President of Commercial Services and Senior Vice President of Sales and Marketing. It reports to the Board of Directors on its activities to monitor and manage interest rate risk.

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

     The Company uses an interest margin shock simulation model as one method to identify and manage its interest rate risk profile. The model measures the Company's projected net interest income "at-risk" and resulting changes in net income and economic value of equity. ALCO's principal focus is net interest income at risk. The model is based on expected cash flows and repricing characteristics for all financial instruments at a point in time and incorporates market-based assumptions regarding the impact of changing interest rates on these financial instruments over a twelve-month period. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. While actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies, this model has proven an important tool for ALCO. The following table sets forth the results of this model at December 31, 2002, which reflects the Bank, which is the principal source of the Company's net interest income:

Changes in Interest	Estimated
Rates	Percentage Change in
(basis points)	Future Net Interest Income

+200	(6)%
+100	(4)
No change	--)
-100	(4)
-200	(12)

     The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for ALCO to manage the Company's interest rate risk profile. At December 31, 2002, a shock in either direction would cause a reduction in net interest income due to the Company's gap position in the case of rising rates and implied deposit account rate floors in the case of falling rates. However, the model only provides a benchmark, because it makes the simplifying assumptions that (1) interest rates will move in a parallel direction with no change in the yield curve, (2) the interest rate moves will be instantaneous and sustained, and (3) there will be no change in the product mix as determined by customer demand nor pricing policies by management.

     For 2003, management projects the general interest rate environment to remain stable for at least the first three quarters of 2003 and rise modestly during the last quarter of the year as the economy shows signs of recovery and the need for low-cost funds to stimulate the market is reduced. A net interest income increase of 10% versus 2002 is projected as management anticipates higher average net interest earning balances, combined with a higher interest rate spread caused by a lower relative cost of funds.

30.

     A second tool used by ALCO is its proprietary Cost of Funds model. This model is produced weekly and measures actual interest rates paid on deposit accounts and earned on loans and investments at the level. This model takes into consideration current interest rates, interest rate trends, product and portfolio spreads and projected and historical net interest income data. Using this model, management can adjust and determine the financial impact on net interest income on a more rapid basis than the net interest income simulation model, which is prepared monthly.

     A third method used to identify and manage the Company's interest rate risk profile is the static gap analysis. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

     The following table presents an analysis of the Company's interest rate sensitivity gap position at December 31, 2002. Interest-earning assets are shown based on the earlier of their contractual maturity or repricing date. Securities include the market value of available for sale securities, amortized cost of held-to-maturity securities, FRB and FHLB stock. Callable securities are shown at their stated maturity. Loans include principal amortization with no adjustment for estimated prepayment and non-accrual loans. All interest-bearing liabilities are shown based on the earlier of their contractual maturity or repricing date with no adjustment for decay (withdrawal) rates. Borrowings include the guaranteed interest in Corporation's junior subordinated debentures. Because the interest rate sensitivity levels shown in the table could be changed by external factors such as loan prepayments and liability decay rates or by factors controllable by the Company such as asset sales, it does not necessarily reflect the Company's projected interest rate risk profile.

Interest Rate Sensitivity Gap
December 31, 2002
(Dollars in thousands)

	Maturity/Repricing Period

	Within 3	4 to 12	1 to 3	3 to 5	Over 5
	Months	Months	Years	Years	Years

Interest-earning assets:
Interest-bearing deposits
And federal funds sold	$15,190	--	--	--	--
Securities	6,266	20,248	39,275	32,745	66,909
Loans	233,858	93,771	212,882	25,197	21,117

Total interest-earnings assets	255,314	114,019	252,157	57,942	88,026

Interest-bearing liabilities:
NOW accounts	81,971	--	--	--	--
Money market	168,913	--	--	--	--
Savings	165,361	--	--	--	--
Time deposits	72,071	73,234	79,809	20	--
Borrowings	12	36	96	96	20,217

Total interest-bearing liabilities	488,328	73,270	79,905	116	20,217

Interest rate sensitivity gap	$(233,014)	40,749	172,252	57,826	67,809

Cumulative gap	$(233,014)	(192,265)	(20,013)	37,813	105,622

Cumulative gap ratio(1)	52.3%	65.8%	96.9%	105.9%	116.0%

Cumulative gap as percent of total assets	(28.2)%	(23.3)%	(2.4)%	4.6%	12.8%

(1) Cumulative total interest-earning assets divided by cumulative total interest-bearing liabilities.
31.

     The chart indicates that $233.0 million more of interest-bearing liabilities will reprice than interest-earning assets in the 0-3 month range. For the 4-12 month period, the Company is asset sensitive, as $40.7 million more of interest-earning assets are repricing than interest-bearing liabilities. For the entire one-year range, the Company is repricing $192.3 million more interest-bearing liabilities than assets, and at 65.8% is within Company gap ratio targets of 30% to 125%. The Company is asset sensitive at $172.3 million for the one-to-three year range, $57.8 million for the three-to-five year range and $67.8 million over five years. For the entire portfolio range, the Company is asset sensitive at $105.6 million versus asset sensitivity of $94.3 million last year, mostly reflecting a modest growth in non-interest-bearing demand accounts.

     The Company's product mix is such that nearly all assets and liabilities reprice or mature within three years of origination. With such a balance sheet profile, the Company faces interest rate risk over the short term. The Company considers interest rate gap manageable, as substantially all of the NOW accounts and savings balances are not considered sensitive to rate changes. However, the Company has seen a declining trend in net interest margin (2002: 4.45%, 2001: 4.56%, 2000: 4.60%) as a result of local competitive pricing pressure.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios. As disclosed on page 25 in Note 17 to the Consolidated Financial Statements, as of December 31, 2002, all minimum capital adequacy requirements were met.

     As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Company and Bank as "well" capitalized under the regulatory framework for prompt corrective action. This is an improvement from "adequately" capitalized, the categorization of the Company and Bank last year. This improvement came largely as a result of regulatory capital raised through the Guaranteed preferred beneficial interest in Corporation's junior subordinated debentures.

     The Company's and Bank's goal is to maintain their categorization as well capitalized. As reported in previous filings, the accelerated expansion plan set out in 1998 anticipated a reduction in the capital ratios and a lower categorization than well capitalized. The plan currently calls for the Company and Bank to remain at "well-capitalized" status. This will be accomplished mainly through asset growth being slower than net capital formation (net income less dividends). Management can take other steps to improve capital ratios as considered necessary, such as treasury stock sales, dividend reduction, asset sales, issuing additional debt qualifying as regulatory capital and other means. None of these are contemplated in 2003.

Dividends

     Payment of dividends by the Bank to the Company is limited in certain circumstances. According to federal banking law, the approval of the Office of the Comptroller of the Currency (OCC) is required for the declaration of dividends in any year in which dividends exceed the total of net income for that year plus retained income for the preceding two years. At December 31, 2002, $10.5 million was available for payment by the Bank to the Company without the approval of the OCC.

Cash dividends paid to shareholders in 2002 were $2.0 million or $4.10 per outstanding common share versus $1.9 million or $4.03 per outstanding common share in 2001.

2001 versus 2000

Financial Condition

     As of December 31, 2001, total assets of the Company were $726.0 million, up from $594.7 million at year-end 2000. Cash and equivalents increased $10.3 million to $38.5 million. Relative to total assets, this is a higher balance than historically would be kept in cash, but with the federal funds rate the same as the rate the Company was receiving on its interest-bearing accounts with other financial institutions, management decided to leave these short-term funds in deposit accounts rather than move them to the federal funds market at the end of 2001. Subsequent to year-end 2001, these balances were reduced by normal liquidity needs such as investment purchases, loan fundings and customer deposit withdrawals.

32.

     Securities showed an increase of $38.0 million to $118.9 million. The Company's securities, with the exception of a minor amount of equity securities, were classified as held-to-maturity debt securities.

     The portfolio was comprised mainly of U.S. Treasuries and agencies and tax-exempt obligations of state and local subdivisions. Nearly all of the portfolio was pledged to federal financial agencies and to secure municipal deposits. These deposits, in turn, were used to purchase securities of local municipalities. Other securities consisted mainly of high-grade corporate bonds and other local investments. During 2001, the Company launched a new deposit product for municipalities, which provided greater flexibility for funds management, while producing higher returns.

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

All other assets rose $0.7 million, most of which was in premises and equipment for renovation of existing facilities and the permanent Honeoye Falls office.

     Total non-performing loans increased over the year by $1.9 million to $5.3 million at year-end 2001 as compared to $3.4 million at year-end 2000. Commercial loans showed the greatest increase and was due mainly to a few large relationships. In January 2002 a commercial real estate loan relationship approximating $3.1 million was placed on non-accrual. This loan was considered impaired at year-end 2001.

     The allowance for loan losses stood at $5.5 million at December 31, 2001, up $0.8 million from December 31, 2000; 2001's year-end balance represented 1.02% of total loans, the same ratio as in 2000. Net charge-offs for the year increased to 0.14% of average loans versus 0.10% in 2000. The largest portion of net charge-offs continued to be in consumer loans, primarily indirect automobiles loans.

     Other real estate owned consisted of three commercial parcels totaling $1.4 million. These were the same three parcels from 2000. In 2001, the Company added approximately $3.5 million in premises and equipment with most relating to the new and renovated bank offices.

     Total deposits at December 31, 2001, were $670.8 million and were up $137.3 million from December 31, 2000. For the same period, borrowings from the FHLB were down $11.5 million to $1.1 million. Other liabilities increased by $1.6 million to $5.9 million. Deposit growth since December 31, 2000, came in all account categories: Demand deposits were up $22.2 million, savings and money market up $113.7 million, and time deposits up $1.4 million. Overall, the deposit growth was attributable to expansion in Monroe County driven by the introduction of our "CNB Options" accounts and our "Municipal Choice" account. The Company's Ontario County retail deposits grew approximately 11.0%, while Monroe County deposits grew 56.7% from 2000. The decrease in borrowings was a direct result of deposit growth.

Results of Operations

     Net interest income grew $3.0 million or 13.4% for the year 2001, driven mainly by a $72.4 million increase in average earning assets or 13.9%, while average interest bearing liabilities grew $63.5 million or 14.3%. During the year, the Company's tax-equivalent yield on earning assets fell 63 basis points to 7.60%, while its cost of funds fell 69 basis points to 3.54%. The combination of these reductions lead to a six-basis-point increase in net interest spread. However, the overall drop in rates did lead to some erosion of net interest margin to 4.56% in 2001 from 4.60% in 2000.

     The drop in yields was caused by the Company's reaction to the Federal Reserve Board Federal Open Market Committee's (FOMC) eleven rate decreases during 2001, which saw the federal funds target rate fall from 6.50% at the beginning of the year to 1.75% by year-end 2001.

     Other income for the year ended December 31, 2001, increased $1.1 million or 11.6% over 2000. The increase was reflected in all major sources of non-interest revenue. Service charges on deposit accounts rose 19.5% attributable to increased transaction volume and changes in account fee structures made late in 2000. Other operating income increased a modest 1.0%. Trust income grew 6.5%, year on year. Growth plans of 17.1% projected for 2001 were stymied by generally poor stock market conditions. The book value of assets under management increased $9.4 million or 1.5%, nonetheless. Net gain on sale of mortgage loans, which included the operations of CNB Mortgage Company, increased 9.2% for the year. The continued fall in interest rates during 2001 led to a significant refinance boom. The Company was able to take advantage of this and finance over $117 million in residential mortgages for sale to third-party investors.

     Operating expenses increased $0.4 million or 1.5% for the year ended December 31, 2001, much slower than the 16.8% increase seen in 2000. Increases came in most major expense categories and were attributed to continued growth in the Company's operations, and expansion in Monroe County.

33.

The Company's effective tax rate increased in 2001 to 29.9% from 25.8% in 2000. The primary factor leading to this increase was the lower ratio of tax-exempt income to taxable income.

New Accounting Pronouncements

     Several new accounting pronouncements were issued by the Financial Accounting Standard Board (FASB) during 2002. A summary of each and the anticipated impact on the Company are discussed in Note 1 to the Consolidated Financial Statements on pages 14 and 15 of the 2002 Annual Report, which is incorporated herein by reference thereto. Based upon a review of these pronouncements, management does not expect their will have a material impact on the Company's financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, together with a report thereon of KPMG LLP dated January 31, 2003, appearing on pages 6 to 29 of the 2002 Annual Report, which is incorporated herein by reference thereto. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report to Stockholders is shown in Item 15 of this filing.

Supplementary data: Selected Quarterly Financial Data

     The following tables present selected quarterly financial data for the Company for each of the quarters in the years ended December 31, 2002 and 2001. The sum of each quarter's earnings per share data may differ from the full year's results due to rounding (in thousands except share data).

	1st	2nd	3rd	4th

2002 Quarters:
Net interest income	$6,983	$7,246	$7,421	$8,200
Provision for loan losses	241	420	1,115	530
Non-interest income	2,716	2,655	2,694	3,815
Non-interest expense	7,024	7,252	7,615	7,587
Income taxes	718	666	270	1,110

Net income	$1,716	$1,563	$1,115	$2,788

Basic earnings per share	$3.60	$3.28	$2.34	$5.85

Diluted earnings per share	$3.57	$3.25	$2.31	$5.77

2001 Quarters:
Net interest income	$6,043	$6,414	$6,750	$6,907
Provision for loan losses	438	360	379	254
Non-interest income	2,712	2,728	2,622	2,483
Non-interest expense	6,672	6,709	6,341	7,425
Income taxes	486	618	775	540

Net income	$1,159	$1,455	$1,877	$1,171

Basic earnings per share	$2.43	$3.06	$3.94	$2.46

Diluted earnings per share	$2.42	$3.03	$3.91	$2.44

     Net income for the fourth quarter of 2002 was substantially higher than the previous quarters of the year. This was a result of a combination of (1) higher interest income due to higher average interest-earning assets coupled with a lower cost of funds and (2) higher gains on sale of mortgage loans, when 48% of loans sold to third parties for the entire year were sold. Offsetting these increases was a higher income tax provision, reflecting the higher quarter's taxable income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
34.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information with respect to the directors and certain executive officers of the Company, which is required to be included herein pursuant to Items 401 and 405 of Regulation S-K, is included in the Proxy Statement, dated February 24, 2003, and is incorporated herein from the Proxy Statement by reference.

Item 11. Executive Compensation

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included in the Proxy Statement, dated February 24, 2003, and is incorporated herein from the Proxy Statement by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required to be included herein regarding security ownership and certain beneficial owners and management pursuant to Items 403 of Regulation S-K is included in the Proxy Statement, dated February 24 2003, and is incorporated herein from the Proxy Statement by reference.

     The information required to be included herein regarding securities authorized for issuance under equity compensation plans is included in the 2002 Annual Report on page 23, which is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

     The information required to be included herein regarding certain relationships and related transactions pursuant to Items 404 of Regulation S-K is included in the Proxy Statement, dated February 24, 2003, and is incorporated herein from the Proxy Statement by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements are contained in the Company's 2002 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002,
2001 and 2000

Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002, 2001, and 2000
35.
Notes to Consolidated Financial Statements

(2) Schedules

Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

(3.a) Exhibits
	Exhibit	Where exhibit may be found:

(3.i.)	Certificate of Incorporation, of the Registrant, as amended	Exhibit A on Form 10-K for the year ended December 31, 1994, with amendment contained in Form 10Q for the quarter ended March 31, 2002

(3.ii.)	By-laws of the Registrant, as amended	Exhibit B on Form 10-K for the year ended December 31, 1994

(13)	Annual Report to Shareholders for the year ended December 31, 2002	Filed Herewith

(20)	Definitive Proxy Statement to Shareholders dated February 24, 2003	Filed with the SEC on February 24, 2003

(21)	Subsidiaries	Filed Herewith

(99a.)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(99b.)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)	Reports on Form 8-K:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

March 21, 2003 By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President
36.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Title	Date

/s/ George W. Hamlin, IV	President/Director	March 21, 2003
(George W. Hamlin, IV)

/s/ Robert G. Sheridan	Secretary/Director	March 21, 2003
(Robert G. Sheridan)

/s/ Gregory S. MacKay	Treasurer	March 21, 2003
(Gregory S. MacKay)

/s/ Lawrence A. Heilbronner	Principal Financial and	March 21, 2003
(Lawrence A. Heilbronner)	Accounting Officer

/s/ Patricia A. Boland	Director	March 21, 2003
Patricia A. Boland

/s/ James S. Fralick	Director	March 21, 2003
James S. Fralick

/s/ Daniel P. Fuller	Director	March 21, 2003
Daniel P. Fuller

/s/ David Hamlin, Jr.	Director	March 21, 2003
David Hamlin, Jr.

/s/ Stephen D. Hamlin	Director	March 21, 2003
Stephen D. Hamlin

/s/ Richard P. Miller, Jr.	Director	March 21, 2003
Richard P. Miller, Jr.

/s/ Caroline C. Shipley	Director	March 21, 2003
Caroline C. Shipley

/s/ Sue S. Stewart	Director	March 21, 2003
Sue S. Stewart

/s/ Alan J. Stone	Director	March 21, 2003
Alan J. Stone
37.

CERTIFICATIONS

I, George W. Hamlin, IV, certify that:

1.   I have reviewed this annual report on Form 10-K of Canandaigua National Corporation and Subsidiaries;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer
38.

I, Lawrence A. Heilbronner, certify that:

1.   I have reviewed this annual report on Form 10-K of Canandaigua National Corporation and Subsidiaries;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer
39.

INDEX OF EXHIBITS	Exhibit
(3.i.)	Certificate of Incorporation, of the Registrant, as amended	Exhibit A on Form 10-K for the year ended December 31, 1994 with amendment contained in Form 10Q for the quarter ended March 31, 2002

(3.ii.)	By-laws of the Registrant, as amended	Exhibits B on Form 10-K for the year ended December 31, 1994
(13)	Annual Report to Shareholders for the year ended December 31, 2002

(20)	Definitive Proxy Statement to Shareholders dated February 24, 2003 filed with the SEC on February 23, 2003

(21)	Subsidiaries

(99a.)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99b.)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

40.