Form 10-Q
period 2003-03-21
CANANDAIGUA NATIONAL CORP
filed 2003-05-15
CIK 759458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
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

Yes X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of he Exchange Act).
Yes	No X

The number of shares outstanding of each of the issuer's classes of common stock was 477,203 shares of common stock, par value $20.00, outstanding as at April 30, 2003.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: This report contains certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosure documents, the words "anticipate," "estimate," "expect," "continue," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to (1) economic conditions, (2) real estate market, and (3) interest rates. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected or budgeted. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

INDEX TO FORM 10-Q

MARCH 31, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2003 (Unaudited) and December 31, 2002
(dollars in thousands, except per share data)

	March 31,	December 31,
	2003	2002

Assets
Cash and due from banks	$36,556	34,667
Interest-bearing deposits with other financial institutions	26,235	3,990
Federal funds sold	-	11,200
Securities:
- Available for sale, at fair value	45,278	46,215
- Held-to-maturity (fair value of $119,820 in 2003 and $121,533 in 2002)	115,126	117,028
Loans:
Commercial, financial and agricultural	109,764	109,317
Commercial mortgage	268,277	264,132
Residential mortgage	87,194	90,332
Consumer-auto indirect	89,472	89,747
Consumer-other	21,803	22,371
Other	1,103	1,606
Loans held for sale	8,225	9,320

Total loans	585,838	586,825
Less: Allowance for loan losses	(6,191)	(6,162)

Loans - net	579,647	580,663
Premises and equipment - net	16,517	16,727
Accrued interest receivable	4,610	3,915
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,200	2,200
Other assets	9,528	9,098

Total Assets	$835,697	825,703

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest bearing	$97,964	103,020
Interest bearing	85,820	81,971
Savings and money market	358,942	334,274
Time deposits	211,014	225,134

Total deposits	753,740	744,399
Borrowings	1,034	1,048
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	19,435	19,409
Accrued interest payable and other liabilities	6,502	7,430

Total Liabilities	780,711	772,286

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2003 and 2002	9,732	9,732
Additional paid-in capital	6,958	6,958
Retained earnings	39,184	37,655
Treasury stock at cost (9,421 shares in 2003 and 2002)	(1,159)	(1,159)
Accumulated other comprehensive income	271	231

Total Stockholders' Equity	54,986	53,417

Total Liabilities and Stockholders' Equity	$835,697	825,703

See accompanying notes to consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2003 and 2002 (Unaudited)
(dollars in thousands, except per share data)

	2003	2002

Interest income:
Loans, including fees	$9,741	9,570
Securities	1,568	1,072
Other	44	88

Total interest income	11,353	10,730

Interest expense:
Deposits	2,622	3,738
Borrowings	9	9
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	267	-

Total interest expense	2,898	3,747

Net interest income	8,455	6,983
Provision for loan losses	390	241

Net interest income after provision for loan losses	8,065	6,742

Other income:
Service charges on deposit accounts	1,203	1,076
Trust income	781	901
Net gain on sale of mortgage loans	813	294
Other operating income	324	445

Total other income	3,121	2,716

Operating expenses:
Salaries and employee benefits	4,087	3,940
Occupancy	1,404	1,241
Marketing and public relations	354	280
Office supplies, printing and postage	315	252
FDIC insurance	30	90
Other operating expenses	1,310	1,221

Total operating expenses	7,500	7,024

Income before income taxes	3,686	2,434
Income taxes	1,131	718

Net income	$2,555	1,716

Basic earnings per share	$5.35	3.60

Diluted earnings per share	$5.27	3.57

See accompanying notes to consolidate financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three-month periods ended March 31, 2003 and 2002 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2002	$9,732	6,958	37,655	(1,159)	231	53,417
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $23	-	-	-	-	40	40
Net income	-	-	2,555	-	-	2,555

Total comprehensive income						2,595

Cash dividend - $2.15 per share	-	-	(1,026)	-	-	(1,026)

Balance at March 31, 2003	$9,732	6,958	39,184	(1,159)	271	54,986

Balance at December 31, 2001	$8,110	8,553	32,428	(1,218)	259	48,132
Change in par value of stock	1,622	(1,622)	-	-	-	-
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $29	-	-	-	-	43	43
Net income	-	-	1,716	-	-	1,716

Total comprehensive income						1,759

Cash dividend - $2.05 per share	-	-	(978)	-	-	(978)

Balance at March 31, 2002	$9,732	6,931	33,166	(1,218)	302	48,913

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2003 and 2002 (Unaudited) (dollars in thousands)

	2003	2002

Cash flow from operating activities:
Net income	$2,555	1,716
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	734	551
Provision for loan losses	390	241
Deferred income tax benefit	(107)	(110)
Undistributed loss from minority owned entities	(4)	(4)
Net gain on sale of mortgage loans	(813)	(294)
Originations of loans held for sale	(67,108)	(44,382)
Proceeds from sale of loans held for sale	69,016	49,348
Increase in accrued interest receivable and other assets	(876)	(1,597)
Decrease in accrued interest payable and other liabilities	(928)	(1,089)

Net cash provided by operating activities	2,859	4,380

Cash flow from investing activities:
Proceeds from call of FHLB stock	-	315
Purchase of FHLB stock	-	(202)
Securities available-for-sale:
Proceeds from maturities and calls	1,000	-
Securities held to maturity:
Proceeds from maturities and calls	6,292	59,347
Purchases	(4,484)	(59,809)
(Decrease) increase in loans, net	(631)	6,989
Fixed asset purchases - net	(403)	(326)
Cash received from sale of other real estate	-	314

Net cash provided by investing activities	1,774	6,628

Cash flow from financing activities:
Net increase (decrease) in demand, savings and money market deposits	23,461	(5,386)
Net increase (decrease) in time deposits	(14,120)	4,244
Principal repayments on long-term borrowings	(14)	(12)
Dividends paid	(1,026)	(978)

Net cash provided by (used in) financing activities	8,301	(2,132)

Net increase in cash and cash equivalents	12,934	8,876
Cash and cash equivalents - beginning of period	49,857	46,641

Cash and cash equivalents - end of period	$62,791	55,517

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,254	3,913

Income taxes	$345	136

Additions to other real estate acquired through foreclosure	$162	-

See notes to financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2002 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, is not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. In 2003, the Board of Directors granted 8,142 non-qualified options to management under the Company's incentive compensation plan for 2002's performance (7,941 in 2002 for 2001's performance). The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at times varying from three years to twenty-seven years. The options are fully vested and have no set expiration date.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its fixed-award stock options in the condensed consolidated statement of income. Had compensation cost been determined based on the fair value at the grant date of the stock options using valuation models consistent with the approach of SFAS No. 123, the Company's net income and earnings per share for the year-to-date periods in 2003 and 2002 would have been reduced to the pro forma amounts indicated below (net income in thousands):

For the three months ended March 31,	2003	2002

Net income as reported	$2,555	1,716
Compensation expense, net of taxes	182	210
Pro forma	2,373	1,506

Earnings per share:
As reported:
Basic	$5.35	3.60
Diluted	5.27	3.57
Pro forma:
Basic	$4.97	3.16
Diluted	4.90	3.13

The weighted average fair value of options granted during 2003 and 2002 was $31.74 and $37.46, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Grant year	2003	2002

Dividend yield	2.49%	2.60%
Risk-free interest rate	3.83%	5.07%
Life	12.2 years	13.2 years
Volatility	12.99%	13.30%

(3) Dividends Per Share
The Company declared a semi-annual $2.15 per share dividend on common stock on January 8, 2003, which was paid on February 3, 2003 to shareholders of record January 8, 2003.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2003, and 2002 follow (dollars in thousands, except share data):

	2003	2002

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,555	1,716
Weighted average common shares outstanding	477,203	476,661

Basic earnings per share	$5.35	3.60

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,555	1,716
Weighted average common shares outstanding	477,203	476,661
Effect of assumed exercise of stock options	7,560	3,932

Total	484,763	480,593

Diluted earnings per share	$5.27	3.57

(5) Common Stock Sale

On February 27, 2003, 1,640 shares of the Company's common stock were sold in an open-market transaction at an average price of $188.43 per share.

The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sale price may not be indicative of the actual market value of the Company's stock.

(6) Segment Information

Reportable segments are comprised of the Company and its banking subsidiary operations (Bank) and CNB Mortgage (CNBM), as their performance is evaluated on an individual operating basis. The interim period reportable segment information for the three months ended March 31, 2003 and 2002 follows. (dollars in thousands):

	2003		2002

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income:
From external customers	$11,413	163	9,600	99
Intersegment	(662)	662	(583)	583

Total segment revenues	$10,751	825	9,017	682

Net income:
Bank	$2,555		1,716
CNBM	354		218

Total segment net income	2,909		1,934
Eliminations	(354)		(218)

Total net income	$2,555		1,176

(7) Impact of Accounting Standard Adoption

The Company adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and accrete the liability over time. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Since the Company had no transactions covered by this statement, its adoption had no impact on the Company's financial condition or results of operations.

The Company also adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. Since the impact of adoption is dependent upon any future exit or disposal activity decisions, of which there were none, adoption of the statement had no impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis contained in the Company's Form 10-K for the year ended December 31, 2002.

Overview

The Company's assets grew modestly to $835.7 million at March 31, 2003, driven by continued growth in deposits. This represents a 1.2% increase over year-end 2002 and a 15.4% increase over the March 31, 2002 balance. Net income rose 48.9% to $2.6 million for the first three months of 2003 compared to $1.7 million for the same period of 2002, driven mainly by higher net interest income and net gain on sale of mortgage loans. Year-to-date 2003 results are ahead of budget.

Financial Condition and Results of Operations
Three months ended March 31, 2003

At March 31, 2003, total assets of the Company were $835.7 million, up $10.0 million or 1.2% from $825.7 million at December 31, 2002. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $12.9 million to $62.8 million, as a result of deposit growth. Management retained this deposit growth in cash equivalents in anticipation of purchasing short-term Treasury securities; however, the overnight yield on interest-bearing deposits was higher than the yield on short-term Treasury securities. There was little change in the securities portfolios, decreasing $2.8 million in total due to maturities and calls in excess of purchases. Net loans decreased $1.0 million to $579.6 million.

Total deposits at March 31, 2003, were $753.7 million and were up a net $9.3 million from December 31, 2002. During this period, $7.7 million of nationally marketed time deposits matured. The newest nine offices contributed $11.3 million of the quarter's deposit growth, with over $4.8 million coming from the new Brighton office. Municipalities' total deposit balance (collateralized principally by held-to- maturity investments) increased approximately $3.8 million for the quarter. Due to continued local deposit growth, management did not renew the matured nationally marketed time deposits, which were originated in 2000, and management does not anticipate selling nationally marketed time deposits during 2003. Overall deposit growth during the quarter came in core interest-bearing accounts (checking, savings and money market). Consumers and businesses continue to seek a positive return for their money, but are also retaining it in a more liquid form, reducing time deposit balances. Additionally, management's tiered pricing of time deposits is focused on offering higher rates to customers in the "choice" packages, reducing the number of and balances in single-product customer accounts. There was no material change in borrowings. Other liabilities decreased by $1.0 million to $6.5 million, largely due to payment of retirement plan liabilities.

Net interest income increased $1.5 million or 21.1% for the quarter over the same quarter in 2002, driven by both higher net interest-earning balances and lower overall cost of funds. For the quarter ended March 31, 2003, average interest earning assets increased $88.4 million to $753.9 million from $665.5 million for the 2002 quarter. The tax-equivalent yields on these assets were 6.30% and 6.62%, respectively, the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $76.4 million to $658.5 million from $582.1 million. The costs of these liabilities were 1.76% and 2.57%, respectively, reflecting management's efforts to lower deposit costs in tandem with market rate declines, which began late in the first quarter of 2002. The net effect of these yield and cost decreases was an increased spread of 49 basis points and an increased net interest margin (tax-equivalent net interest income to average earning assets) of 41 basis points to 4.77%. The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 23 basis points in 2003 and 32 basis points in 2002 - which dropped in 2003 due to the lower proportion of non-interest-bearing deposits to total interest-earning assets. The growth in interest-earning assets and interest-bearing liabilities had a $0.9 million positive impact on net interest income for the quarter ended March 31, 2003, while the increase in spread had $0.6 million positive impact on net interest income as compared to the first quarter of 2002.

While management will continue its focus on maintaining and improving net interest margin and spread, it is unlikely the improvements seen in this quarter will be repeated in future quarters of 2003 as there is little room to reduce deposit rates further vis-à-vis local competition. Compounding this will be additional reductions in yields on earning asset as maturing assets are reinvested in similar assets carrying lower interest rates. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended March 31 2003, improved to $3.1 million from $2.7 million. Service charges on deposit accounts increased $0.1 million to $1.2 million at March 31, 2003, on growth in the number of deposit accounts. However, while the number of accounts increased year on year, new product offerings - "CNB Options" - and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income decreased $0.1 million on lower fee income from a lower market value of assets under management. Net gain on the sale of mortgage loans was $0.8 million in 2003 versus $0.3 million in 2002 with both periods characterized by heavy mortgage origination and sales activity. Other operating income declined $0.1 million to $0.3 million on lower fee income from outsourced credit card operations.

Operating expenses increased $0.5 million or 6.8% for the quarter ended March 31, 2003, to $7.5 million versus $7.0 million for the 2002 third quarter. This increase came in all expense categories, except FDIC insurance premiums, which declined with the Bank's return to "well-capitalized" categorization. Salary and benefits were up $0.1 million due to both wage increases and benefit expenses. Occupancy costs were up $0.2 million due to general franchise growth. Marketing expenses increased $0.1 million due to the timing of expenditures. Other operating expenses were up $0.1 million.

The Company's quarterly effective tax rate increased to 30.7% in 2003 from 29.5% in 2002. This increase is attributable to 2003's higher overall income, which resulted in the Company's marginal federal income tax rate to increase to 35% from 34%.

Liquidity

The Board of Directors has set general liquidity guidelines, which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, for borrowers who require funds, and to fund capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

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

The Company has two primary sources of non-customer (wholesale) liquidity: the FHLB and the Federal Reserve Bank of New York. At March 31, 2003, residential mortgage loans with a carrying value of approximately $37.0 million were pledged as collateral to secure up to $34.1 million for the Bank's advances and letters of credit from the FHLB, of which $4.8 million was utilized at March 31, 2003. Indirect automobile loans, with a carrying value of approximately $85.6 million, were pledged as collateral for a $68.5 million line of credit from the Federal Reserve Bank of New York, none of which was outstanding at March 31, 2003.

Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source may be used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $5.3 million at March 31, 2003, versus $13.0 million at year-end 2002. Management does not anticipate raising brokered deposits for the remainder of 2003, as local deposit growth is expected to outpace asset growth.

For the three months ended March 31, 2003, the Company generated $12.9 million in net cash and equivalents versus $8.9 million for the same period in 2002.

Net cash provided by operating activities was $2.9 million in 2003, versus $4.4 million in 2002. Both the largest source and use of operating cash in 2003 and 2002 were loans held for sale. Activity in 2003 was significantly higher than in 2002 due to the effects of the continuing strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $1.8 million of cash for the first three months of 2003 versus a use of $0.3 million for the same period of 2002.

Cash provided by investing activities was $1.8 million in 2003 versus $6.6 million in 2002. Net securities activities accounted for the majority of investing activities in both years. In 2003, net loan originations booked as assets were lower than 2002's, as much of the originations were sold in the secondary market, as noted above. While this strategy slowed on-balance-sheet loan growth, it also contributed to the Company's improved net interest margin.

Cash provided by financing activities was $8.3 million in 2003 versus a use of $2.1 million in 2002. The main contributor in both years was deposit activity, with 2003 exhibiting a higher growth than 2002's. In both periods, borrowing activities were minimal.

For the remainder of 2003, cash for growth is expected to come primarily from customer sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Less material, but a part of the Company's ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information presented in the Company's Form 10-K for the year ended December 31, 2002.

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

As of March 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. This represents an improvement from March 31, 2002, when the Bank was classified as "adequately capitalized", and comes as a result of Bank capital raised through the Trust Preferred issuance. Management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the three-month periods ended March 31, 2003, and 2002 follow (dollars in thousands):

	March 31,

	2003	2002

Balance at beginning of period	$6,162	5,480
Provision for loan losses	390	241
Loans charged off	(525)	(218)
Recoveries on loans previously charged off	164	85

Balance at end of period	$6,191	5,588

Allowance as a percentage of total period end loans	1.05%	1.06%

Allowance as a percentage of non-performing loans	59.9%	74.4%

The increase in the provision for loan losses for the three-month period ended March 31, 2003, relative to 2002 is primarily related to an increase in net loan charge-offs for the respective periods. As discussed more fully in the Company's Form 10-K for the year ended December 31, 2002, management determines the amount necessary in the allowance for loan losses based upon a number of factors. Management, based on its assessment of the loan portfolio, believes the amount of the allowance for loan losses at March 31, 2003 is adequate at $6.2 million. In order to be at that amount, provisions charged to the income statement are necessary. These amounts will vary from period to period, including this three-month period.

During 2003 the Company has incurred a higher amount of loan charge-offs as local and national economic conditions impact the Company's borrowers. However, recoveries of loans previously charged-off improved in 2003 from 2002.

The increase in the allowance for loan losses from $5.6 million at March 31, 2002, to $6.2 million at March 31, 2003, is due to overall loan portfolio growth. While the quality of some loans in the portfolio has declined, as evidenced by the increase in non-performing loans, principally commercial related, those loans continue to be adequately collateralized. This has impacted the ratio of allowance to non-performing loans, which has decreased.

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2003, and 2002 and twelve months ended December 31, 2002, follow (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31
	2003	2002	2002

Recorded investment at period end	$10,241	11,007	7,201
Impaired loans as percent of total loans	1.75%	1.87%	1.38%
Impaired loans with related allowance	$540	377	238
Related allowance	$213	311	238
Average investment during period	$10,635	8,990	7,644

Reflecting an improvement in credit risk, impaired loans declined $0.7 million from December 31, 2002, to March 31, 2003. In addition, impaired loans as a percentage of total loans outstanding have also improved, declining to 1.75% at March 31, 2003 versus 1.87% at December 31, 2002. Impaired loans did increase year-on-year, reflective of the impact of local and national economic conditions on borrowers. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$8	16	7
Real estate-commercial	-	-	48
Real estate-residential	-	154	43
Consumer	92	151	212

Total past due 90 days or more and accruing	100	321	310

Loans in non-accrual status:
Commercial, financial & agricultural	2,793	2,938	2,806
Real estate-commercial	7,063	7,241	4,174
Real estate-residential	385	501	221
Consumer	-	327	-

Total non-accrual loans	10,241	11,007	7,201

Total non-performing loans	10,341	11,328	7,511

Other real estate owned
Commercial	583	421	1,094
Residential	80	-	-

Total other real estate owned	663	421	1,094

Total non-performing assets	$11,004	11,749	8,605

Non-performing loans to total period-end loans	1.77%	1.93%	1.44%

Non-performing assets to total period-end
loans and other real estate	1.87%	2.00%	1.64%

The Company has no restructured loans.

Total non-performing loans decreased $1.0 million to $10.3 million at March 31, 2003, from December 31, 2002, and was due to a combination of loans returning to accrual status, paying off, and charged off. Total non-performing loans increased over the twelve-month period by $2.8 million and is due to the impact of the generally slower economic conditions on the Company's borrowers.

At March 31, 2003, other real estate owned consisted of two commercial properties totaling $0.6 million and one residential property. The Company continues to actively pursue liquidation of these properties. Weaker economic conditions and an increase in non-performing assets from March 2002 may result in the Company foreclosing on more loans, resulting in increases in other real estate owned.

Other Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The Statement is applicable to the Company's mortgage banking operations, but is not expected to materially impact the Company's financial condition or results of operations. This Statement is effective for contracts entered into or modified after June 30, 2003, with some minor exceptions.

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity and Asset / Liability Management Review

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

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for ALCO to manage the Company's interest rate risk profile. There has been no significant changes in market risk due to changes in interest rates from those disclosed in the Company's 2002 Form 10-K

For the remainder of 2003, management projects the general interest rate environment to remain stable for at least the next two quarters and rise modestly during the last quarter of the year as the economy shows signs of recovery and the need for low-cost funds to stimulate the market is reduced.

A second tool used by ALCO is its proprietary Cost of Funds model. Model results are generated weekly and measure actual interest rates paid on deposit accounts and earned on loans and investments. This model takes into consideration current interest rates, interest rate trends, product and portfolio spreads and projected and historical net interest income data. Using this model, management can adjust rates and determine the financial impact on net interest income on a more frequent basis than the net interest income simulation model, which is prepared monthly.

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

There has been no significant change in this measurement since December 31, 2002.

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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of matters to a vote of security holders

(a) The annual meeting of stockholders of Canandaigua National
Corporation was held on March 12, 2003, for the following purposes:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes

Name	For	Against	Abstain	Withheld

Caroline C. Shipley	299,717	159	228	0

George W. Hamlin, IV	299,717	159	228	0

Sue S. Stewart	299,717	159	228	0

David Hamlin, Jr.	299,717	159	228	0

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 13, 2003	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

May 13, 2003	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

May 13, 2003	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

CERTIFICATIONS
I, George W. Hamlin, IV, certify that:
I have reviewed this quarterly report on Form 10-Q of Canandaigua National Corporation and Subsidiaries.

1.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3.

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.

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

5.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

I, Lawrence A. Heilbronner, certify that:
I have reviewed this quarterly report on Form 10-Q of Canandaigua National Corporation and Subsidiaries.

1.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3.

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

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.

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

5.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit

(99) (a)	Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(99) (b)	Certification of Chief Financial Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).