Form 10-Q
period 2003-06-30
CANANDAIGUA NATIONAL CORP
filed 2003-08-07
CIK 759458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).
Yes X	No

The number of shares outstanding of each of the issuer's classes of common stock was 477,209 shares of common stock, par value $20.00, outstanding at July 16, 2003.

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

June 30, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2003 (Unaudited) and December 31, 2002
(dollars in thousands, except per share data)

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$37,426	34,667
Interest-bearing deposits with other financial institutions	71	3,990
Federal funds sold	44,500	11,200
Securities:
- Available for sale, at fair value	46,429	46,215
- Held-to-maturity (fair value of $125,521 in 2003 and $121,533 in 2002)	120,740	117,028
Loans:
Commercial, financial and agricultural	110,543	109,317
Commercial mortgage	269,751	264,132
Residential mortgage	84,419	90,332
Consumer-auto indirect	88,515	89,747
Consumer-other	21,757	22,371
Other	1,757	1,606
Loans held for sale	11,278	9,320

Total loans	588,020	586,825
Less: Allowance for loan losses	(6,163)	(6,162)

Loans - net	581,857	580,663
Premises and equipment - net	16,509	16,727
Accrued interest receivable	3,791	3,915
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,194	2,200
Other assets	10,207	9,098

Total Assets	$863,724	825,703

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest bearing	$112,555	103,020
Interest bearing	88,435	81,971
Savings and money market	367,428	334,274
Time deposits	210,658	225,134

Total deposits	779,076	744,399
Borrowings	1,022	1,048
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	19,450	19,409
Accrued interest payable and other liabilities	6,581	7,430

Total Liabilities	806,129	772,286

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2003 and 2002	9,732	9,732
Additional paid-in capital	6,958	6,958
Retained earnings	41,769	37,655
Treasury stock at cost (9,421 shares in 2003 and 2002)	(1,159)	(1,159)
Accumulated other comprehensive income	295	231

Total Stockholders' Equity	57,595	53,417

Total Liabilities and Stockholders' Equity	$863,724	825,703

See accompanying notes to consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2003 and 2002 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30		Six months ended June 30,

	2003	2002	2003	2002

Interest income:
Loans, including fees	$9,395	9,391	19,136	18,961
Securities	1,538	1,179	3,106	2,251
Other	110	187	154	275

Total interest income	11,043	10,757	22,396	21,487

Interest expense:
Deposits	2,488	3,502	5,110	7,240
Borrowings	8	9	17	18
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	255	-	522	-

Total interest expense	2,751	3,511	5,649	7,258

Net interest income	8,292	7,246	16,747	14,229
Provision for loan losses	255	420	645	661

Net interest income after provision for loan losses	8,037	6,826	16,102	13,568

Other income:
Service charges on deposit accounts	1,307	1,195	2,510	2,271
Trust income	767	768	1,548	1,669
Net gain on sale of mortgage loans	1,086	372	1,899	666
Other operating income	467	320	791	765

Total other income	3,627	2,655	6,748	5,371

Operating expenses:
Salaries and employee benefits	4,512	4,067	8,599	8,007
Occupancy	1,464	1,313	2,868	2,554
Marketing and public relations	413	347	767	627
Office supplies, printing and postage	272	233	587	485
FDIC insurance	30	60	60	150
Other operating expenses	1,263	1,232	2,573	2,453

Total operating expenses	7,954	7,252	15,454	14,276

Income before income taxes	3,710	2,229	7,396	4,663
Income taxes	1,125	666	2,256	1,384

Net income	$2,585	1,563	5,140	3,279

Basic earnings per share	$5.42	3.28	10.77	6.88

Diluted earnings per share	$5.30	3.25	10.57	6.82

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six-month periods ended June 30, 2003 and 2002 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2002	$9,732	6,958	37,655	(1,159)	231	53,417
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $39	-	-	-	-	64	64
Net income	-	-	5,140	-	-	5,140

Total comprehensive income						5,204

Cash dividend - $2.15 per share	-	-	(1,026)	-	-	(1,026)

Balance at June 30, 2003	$9,732	6,958	41,769	(1,159)	295	57,595

Balance at December 31, 2001	$8,110	8,553	32,428	(1,218)	259	48,132
Change in par value of stock	1,622	(1,622)	-	-	-	-
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $29	-	-	-	-	143	143
Net income	-	-	3,279	-	-	3,279

Total comprehensive income						3,422

Cash dividend - $2.05 per share	-	-	(978)	-	-	(978)

Balance at June 30, 2002	$9,732	6,931	34,729	(1,218)	402	50,576

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2003 and 2002 (Unaudited) (dollars in thousands)

	2003	2002

Cash flow from operating activities:
Net income	$5,140	3,279
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,605	1,166
Provision for loan losses	645	661
Deferred income tax benefit	(1)	(168)
Undistributed (income) loss from minority owned entities	6	(8)
Net gain on sale of mortgage loans	(1,899)	(666)
Originations of loans held for sale	(145,840)	(57,441)
Proceeds from sale of loans held for sale	145,781	69,075
Increase in accrued interest receivable and other assets	(755)	(1,320)
Decrease in accrued interest payable and other liabilities	(849)	(1,428)

Net cash provided by operating activities	3,833	13,150

Cash flow from investing activities:
Proceeds from call of FHLB stock	6	315
Purchase of FHLB stock	-	(202)
Securities available-for-sale:
Proceeds from maturities and calls	7,220	-
Purchases	(7,330)	(15,798)
Securities held to maturity:
Proceeds from maturities and calls	15,131	130,531
Purchases	(19,032)	(130,036)
Increase in loans, net	(43)	(7,205)
Fixed asset purchases - net	(1,020)	(965)
Investment in minority owned entity	(250)	-
Cash received from sale of other real estate	-	331

Net cash used in investing activities	(5,318)	(23,029)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	49,153	27,266
Net increase (decrease) in time deposits	(14,476)	360
Principal repayments on long-term borrowings	(26)	(25)
Proceeds from issuance of trust preferred securities	-	19,399
Dividends paid	(1,026)	(978)

Net cash provided by financing activities	33,625	46,022

Net increase in cash and cash equivalents	32,140	36,143
Cash and cash equivalents - beginning of period	49,857	46,641

Cash and cash equivalents - end of period	$81,997	82,784

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,973	7,349

Income taxes	$2,427	1,642

Additions to other real estate acquired through foreclosure	$162	-

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2002 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, is not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. In 2003, the Board of Directors granted 8,142 non-qualified options to management under the Company's incentive compensation plan for 2002's performance (7,941 in 2002 for 2001's performance). The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at times varying from three years to twenty-seven years. The options are fully vested and have a maximum term of one year following the holder's normal retirement age (65).

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

For the six months ended June 30,	2003	2002

Net income as reported	$5,140	3,279
Compensation expense, net of taxes	182	210
Pro forma	4,958	3,069

Earnings per share:
As reported:
Basic	$10.77	6.88
Diluted	10.57	6.82
Pro forma:
Basic	$10.39	6.44
Diluted	10.20	6.39

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

(3) Dividends Per Share

The Company declared a semi-annual $ 2.60 per share dividend on common stock on July 9, 2003, payable August 1, 2003 to shareholders of record July 9, 2003. The Company also declared a semi-annual $2.15 per share dividend on common stock on January 8, 2003, which was paid on February 3, 2003 to shareholders of record January 8, 2003.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2003, and 2002 follow (dollars in thousands, except share data):

For the three months ended June 30,	2003	2002

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,585	1,563
Weighted average common shares outstanding	477,203	476,661

Basic earnings per share	$5.42	3.28

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,585	1,563
Weighted average common shares outstanding	477,203	476,661
Effect of assumed exercise of stock options	10,596	3,932

Total	487,799	480,593

Diluted earnings per share	$5.30	3.25

For the six months ended June 30,	2003	2002

Basic Earnings Per Share:
Net income applicable to common shareholders	$5,140	3,279
Weighted average common shares outstanding	477,203	476,661

Basic earnings per share	$10.77	6.88

Diluted Earnings Per Share:
Net income applicable to common shareholders	$5,140	3,279
Weighted average common shares outstanding	477,203	476,661
Effect of assumed exercise of stock options	9,086	3,932

Total	486,289	480,593

Diluted earnings per share	$10.57	6.82

(5) Common Stock Trades

On June 5, 2003, 1,100 shares of the Company's common stock were traded in an open-market transaction at an average price of $213.07 per share. On February 27, 2003, 1,640 shares of the Company's common stock were traded in an open-market transaction at an average price of $188.43 per share.

The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sale price may not be indicative of the actual market value of the Company's stock.

(6) Segment Information

Reportable segments are comprised of the Company and its banking subsidiary operations (Bank) and CNB Mortgage (CNBM), as their performance is evaluated on an individual operating basis. The interim period reportable segment information for the three- and six-month periods ended June 30, 2003 and 2002 follows. (dollars in thousands):

Three months ended June 30,	2003		2002

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$11,649	270	9,696	205
Intersegment	(1,248)	1,248	(250)	250

Total segment revenues	$10,401	1,518	9,446	455

Net income:
Bank	$2,585		1,563
CNBM	719		133

Total segment net income	3,304		1,696
Eliminations	(719)		(133)

Total net income	$2,585		1,563

Six months ended June 30,	2003		2002

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$23,062	433	19,296	304
Intersegment	(1,910)	1,910	(833)	833

Total segment revenues	$21,152	2,343	18,463	1,137

Net income:
Bank	$5,140		3,279
CNBM	1,073		351

Total segment net income	6,213		3,630
Eliminations	(1,073)		(351)

Total net income	$5,140		3,279

(7) Impact of Accounting Standard Adoption

On January 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and accrete the liability over time. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Since the Company had no transactions covered by this statement, its adoption had no impact on the Company's financial condition or results of operations.

Also on January 1, 2003, the Company adopted FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. Since the impact of adoption is dependent upon any future exit or disposal activity decisions, of which there were none, adoption of the statement had no impact on the Company's financial condition or results of operations.

In June 2003, the Company adopted the provisions of FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments that, under previous guidance, issuers could account for as equity, be classified as liabilities in statements of financial position.

Statement 150 affects an issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable.

The provisions of Statement 150 apply to the Company's Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt (Trust Preferred). However, since the Company had always reported the Trust Preferred as a liability, Statement 150 had no affect on the Company's financial position.

(8) Recently Issued Accounting Standard with Future Implementation Date

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

Overview

The following letter from Mr. George W. Hamlin, IV, President, was sent to shareholders with the August semi-annual dividend. Included in the letter is an overview of the Company's results for the six months ended June 30, 2003:

To Our Shareholders:

     For the first half of 2003, I am delighted to report earnings per share of $10.57 compared with $6.82 for the first half of last year. Delighted because this performance represents a 55% increase in earnings for the first six months, or 34% over our budget for the period. With our expanded footprint we had expected improved earnings notwithstanding the lackadaisical economy. Indeed, assets have grown year-over-year by 12% while deposits over the last 12 months have continued to grow appropriately at the same rate reflecting our geographical expansion throughout the Rochester metropolitan market.

     The drivers of these good tidings are found in the unprecedented continuation of the real estate mortgage refinancing boom which has continued now for yet a third year, bringing nearly $1 million of extra earnings over budget. During the first half of the year, our mortgage volumes closed were over twice that which we experienced last year which, in turn, were nearly twice what we had experienced from the year before! The second major contribution to this prosperity has been the much lower provision for loan loss than budgeted for this year for the period. Finally, despite the record levels of interest rates driven to the lowest point in 40 years by the Federal Reserve which now targets overnight Federal Funds at 1%, we have enjoyed an increase in our net interest margin of 28 basis points. Our consumer loan portfolios including automobiles have enjoyed curiously better quality than what a seasoned view might have expected for this time in the economic cycle. Our past dues and net charge-offs, for example, are well below those experienced during the same period last year.

     We have started construction of our 20th facility at the "village center" of Penfield. We had to revise our intentions to restore the Penfield Tavern to razing it and replicating it in view of its deteriorated condition which we discovered only after having torn into the structure and foundations finding them to be beyond repair or restoration. No matter, our pledge to the community was either to restore or replicate to a drawing which depicts the tavern as it appeared at that spot almost 100 years ago with an inviting porch, landscaping and comfortable interior presenting a welcoming way station for the traveler through or staying in the community. A late Fall opening is planned.

     Our dividend of $2.60 per share amounts to a total dividend for this year of $4.75 which compares favorably to the $4.10 paid last year, for nearly a 16% increase reflective of our continued strong performance and growing prospects.

The dividend paid this year represents the balancing of two considerations:
(1) that of sharing a reasonable portion of our core banking earnings with our shareholders, and (2) that of preserving and growing our capital base to support our growth into the future. This amounts to about a 30% payout of after-tax earnings which has been the average payout running back over several decades. Our capital ratio stands at 6.66%, up from 6.47% as of the close of last year. This marks the turning point of the erosion of this important ratio as we deliberately took advantage of the growth opportunities through our plan for expansion commencing five years ago. With a much broader footprint, our growth of retained earnings and capital should now continue to grow faster than our footings thus improving this critical ratio and adding to our strength as a financial institution and providing a foundation for our continued growth.

     Despite this happy performance, we remain vigilant with respect to containing overhead expenses as we continue our growth. Our efforts in this regard in the first half show total operating expenses increasing at a rate of 8% year-over-year against an increase in revenues from our core banking business of 15%. This increase is commensurate with the increase in our full time equivalent staff, principally because of the opening of our Brighton branch and the filling of vacant positions.

The interest which we held in the development of the Canandaigua Funds, our mutual fund, have been sold as that transaction was approved by its investor members at the end of the second quarter. Thus ended a noble experiment, the objective of which was to provide a convenient and safe means for ordinary savers/investors to gain a widely diversified exposure to equity markets on a program basis for the long term - for example, in retirement accounts. Over the last several years, revenues from this enterprise have dropped with the plummeting of the stock market in general at the same time as processing costs doubled from their original levels. Thus, what was a profitable enterprise was no longer for its size, and the entire industry underwent a period of consolidation to achieve a certain level of critical mass to make operations sustainable. In its place we have licensed "personal bankers" and our Wealth Strategies Group to provide a similar solution for our customers by having available an array of mutual funds which we would offer on a retail basis to achieve the same purposes. Indeed, today there are more mutual funds than there are individual issues of stocks, thus we have found a way to achieve our original goals through different means.

     Our insurance business happily will turn an operating profit by the close of the year which shows our ability to successfully innovate even in competitive industries.

     As we look to the future we see a recovering economy, relative peace in the world, and continued low interest rates as heralded by the Federal Reserve. Added to this mix is the significant fiscal stimulus provided by recent income tax cuts which, as related to the dividends, will provide relief to all Americans who in some fashion have investments in equities which pay dividends. The top rate of 15% and in some cases half of that, for the lowest two brackets, indeed represents a significant reduction by one-half of what would otherwise have been the ordinary rate paid by the average taxpayer on ordinary income like wages. This is both healthy for the economy as well as for individual balance sheets.

     Unfortunately, the cost of dealing with governmental responses to the aftermath of 9-11 are only now beginning to manifest themselves in terms of their magnitude, not only in terms of unproductive hard costs to the society and municipalities which must underwrite them, but in terms of the intrusion upon flexibility and personal freedoms of our citizens. Political solutions to difficult problems are often mindless in their implementation. We believe that these excesses, too, will pass and that our economy will recover despite these new burdens. When all things are said and done, America still remains the preeminent place to invest given its political stability and economic durability. As the "Community's Bank," we are in a marvelous position to realize our prospects and continue our strong performance supported by our enthusiastic, talented staff who continue to execute upon our Plan for Value 2010!

Very truly yours,
/s/ George W. Hamlin, IV
George W. Hamlin, IV
President and CEO

.

Financial Condition and Results of Operations
Three months ended June 30, 2003

At June 30, 2003, total assets of the Company were $863.7 million, up $28.0 million or 3.4% from $835.7 million at March 31, 2003. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $19.2 million to $82.0 million, as a result of deposit growth. Management retained this deposit growth in cash equivalents in anticipation of purchasing short-term Treasury securities; however, the overnight yield on interest-bearing deposits was higher than the yield on short-term Treasury securities. The securities portfolios increased $6.8 million in total, with most in the held to maturity category. Net loans increased $2.2 million to $581.9 million. Management continues to de-emphasize balance sheet growth in exchange for maintaining net interest margin in this historically low interest rate environment.

Total deposits at June 30, 2003, were $779.1 million and were up $25.3 million from March 31, 2003. The newest nine offices contributed $17.1 million of the quarter's deposit growth, with over $8.0 million coming from the new Brighton office. Municipalities' total deposit balance (collateralized principally by held-to- maturity securities) increased approximately $1.0 million for the quarter. Overall deposit growth during the quarter came in core interest-bearing accounts (checking, savings and money market). Consumers and businesses continue to seek a positive return for their money, but are also retaining it in a more liquid form, reducing time deposit balances. Additionally, management's tiered pricing of time deposits is focused on offering higher rates to customers in the "choice" packages, reducing the number of and balances in single-product customer accounts. There was no material change in borrowings nor other liabilities.

Net interest income increased $1.0 million or 14.4% for the quarter over the same quarter in 2002, driven by both higher net interest-earning balances and lower overall cost of funds. For the quarter ended June 30, 2003, average interest earning assets increased $91.2 million to $779.9 million from $688.7 million for the 2002 quarter. The tax-equivalent yields on these assets were 5.95% and 6.43%, respectively, the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $75.4 million to $677.6 million from $602.2 million. The costs of these liabilities were 1.62% and 2.33%, respectively, reflecting management's efforts to lower deposit costs in tandem with market rate declines. The net effect of these yield and cost decreases was an increased spread of 23 basis points and an increased net interest margin (tax-equivalent net interest income to average earning assets) of 15 basis points to 4.54% (net interest margin was 4.77% for the three months ended March 31, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 21 basis points in 2003 and 29 basis points in 2002 - which dropped in 2003 due to the lower proportion of non-interest-bearing deposits to total interest-earning assets. The growth in interest-earning assets and interest-bearing liabilities had a $0.9 million positive impact on net interest income for the quarter ended June 30, 2003, while the increase in spread had $0.1 million positive impact on net interest income as compared to the same quarter of 2002.

While management will continue its focus on maintaining and improving net interest margin and spread, it is unlikely the improvements seen in this quarter will continue. With the Federal Reserve Board's last 25 basis point rate cut, there remains little room to reduce deposit rates further vis-à-vis local competition. Compounding this are continued reductions in yields on earning asset as maturing assets are reinvested in similar assets carrying lower interest rates. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended June 30 2003, improved to $3.6 million from $2.7 million in 2002. Service charges on deposit accounts increased $0.1 million to $1.3 million at June 30, 2003, on growth in the number of deposit accounts. However, while the number of accounts increased year on year, newer product offerings - "CNB Options" - and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income was unchanged quarter on quarter. The market value of assets under administration at June 30, 2003 exhibited a 1.1% improvement from June 30, 2002, however, the book value of assets under administration, the measure of customer growth, fell 1.4% for the same period. Net gain on the sale of mortgage loans was $1.1 million in 2003 versus $0.4 million in 2002 with both periods characterized by heavy mortgage origination and sales activity. Other operating income increased $0.1 million to $0.5 million. The increase was primarily a result of a gain on the sale of the Company's mutual fund administration contracts.

Operating expenses increased $0.7 million or 9.7% for the quarter ended June 30, 2003, to $8.0 million versus $7.3 million for the 2002 second quarter. This increase came in all expense categories, except FDIC insurance premiums, which declined with the Bank's return to "well-capitalized" categorization. Salary and benefits were up $0.4 million due to both wage increases and benefit expenses, driven by the increase in our full time equivalent staff, principally because of the opening of our Brighton office and the filling of vacant positions. Occupancy costs were up $0.2 million due to general franchise growth. Marketing expenses increased $0.1 million due to the timing of expenditures. Other operating expenses were unchanged.

The Company's quarterly effective tax rate increased to 30.3% in 2003 from 29.8% in 2002. This increase is attributable to 2003's higher overall income, which resulted in the Company's marginal federal income tax rate to increase to 35% from 34%.

Six months ended June 30, 2003

At June 30, 2003, total assets were up $38.0 million or 4.6% from $825.7 million at December 31, 2002. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $32.1 million as a result of deposit growth. The securities portfolio, increased $4.0 million. Net loans increased $1.2 million. All other assets grew $0.8 million.

Total deposits at June 30, 2003, were up a net $34.7 million from December 31, 2002. During this period, $7.7 million of nationally marketed time deposits matured. The newest nine offices contributed $28.4 million of the year's deposit growth, with $12.9 million coming from the new Brighton office. Municipalities' total deposit balance (collateralized principally by held-to- maturity investments) increased approximately $4.7 million. Due to continued local deposit growth, management did not renew the matured nationally marketed time deposits, which were originated in 2000, and management does not anticipate selling nationally marketed time deposits during 2003. There was no material change in borrowings. Other liabilities decreased by $0.8 million.

Net interest income increased $2.5 million or 17.7% for the first six months of 2003 over the same period in 2002, driven by both higher net interest-earning balances and lower overall cost of funds. For the six months ended June 30, 2003, average interest earning assets increased $91.2 million versus the same six months of 2002. The tax-equivalent yields on these assets were 6.12% and 6.51%, respectively, the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $75.9 million. The costs of these liabilities were 1.69% and 2.45%, respectively, reflecting management's efforts to lower deposit costs in tandem with market rate declines, which began late in the first quarter of 2002. The net effect of these yield and cost decreases was an increased spread of 37 basis points and an increased net interest margin (tax-equivalent net interest income to average earning assets) of 28 basis points. The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 22 basis points in 2003 and 31 basis points in 2002 - which dropped in 2003 due to the lower proportion of non-interest-bearing deposits to total interest-earning assets. The growth in interest-earning assets and interest-bearing liabilities had a $2.4 million positive impact on net interest income for the half-year ended June 30, 2003, while the increase in spread had $0.1 million positive impact on net interest income.

Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the period, improved to $6.7 million from $5.4 million. Service charges on deposit accounts increased $0.2 million to $2.5 million at June 30, 2003, on growth in the number of deposit accounts. Trust income decreased $0.1 million on lower fee income from a lower market value of assets under administration. Net gain on the sale of mortgage loans was $1.2 million in 2003 versus $0.7 million in 2002 with both periods characterized by heavy mortgage origination and sales activity. Other operating income remained unchanged at $0.8.

Operating expenses increased $1.2 million or 8.3% year on year for the six month period to $15.5 million versus $14.3 million in 2002. This increase came in all expense categories, except FDIC insurance premiums, which declined with the Bank's return to "well-capitalized" categorization. Salary and benefits were up $0.6 million due to both wage increases and benefit expenses. Occupancy costs were up $0.3 million due to general franchise growth. Marketing expenses increased $0.1 million due to the timing of expenditures. Other operating expenses were up $0.1 million.

The Company's quarterly effective tax rate increased to 30.5% in 2003 from 29.6% in 2002. This increase is attributable to 2003's higher overall income, which resulted in the Company's marginal federal income tax rate to increase to 35% from 34%.

Liquidity

The Board of Directors has set general liquidity guidelines, which can be summarized as: the ability to generate adequate amounts of cash to meet the demand from depositors who wish to withdraw funds, for borrowers who require funds, and to fund capital expansion. Liquidity is produced by cash flows from operating, investing, and financing activities of the Company.

Liquidity needs generally arise from asset origination and deposit outflows. Liquidity needs can increase when asset generation (loans and investments) exceed net deposit inflows. Conversely, liquidity needs are reduced when the opposite occurs. In these instances, the needs are funded through short-term Federal Home Loan Bank of New York (FHLB) borrowings, while excess liquidity is sold into the Federal Funds market or used to purchase high quality securities available for sale.

The Company has two primary sources of non-customer (wholesale) liquidity: the FHLB and the Federal Reserve Bank of New York. At June 30, 2003, residential mortgage loans with a carrying value of approximately $35.8 million were pledged as collateral to secure up to $31.1 million for the Bank's advances and letters of credit from the FHLB, of which $4.8 million was utilized at June 30, 2003. Indirect automobile loans, with a carrying value of approximately $85.8 million, were pledged as collateral for a $68.7 million line of credit from the Federal Reserve Bank of New York, none of which was outstanding at June 30, 2003.

Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source may be used from time to time to manage both liquidity and interest rate risk as conditions may require. The balance of these so-called "brokered deposits" amounted to $5.3 million at June 30, 2003, versus $13.0 million at year-end 2002. Management does not anticipate raising brokered deposits for the remainder of 2003, as local deposit growth is expected to outpace asset growth.

For the six months ended June 30, 2003, the Company generated $32.1 million in net cash and equivalents versus $36.1 million for the same period in 2002.

Net cash provided by operating activities was $3.8 million in 2003, versus $13.2 million in 2002. Both the largest source and use of operating cash in 2003 and 2002 were loans held for sale. Activity in 2003 was significantly higher than in 2002 due to the effects of the continuing strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $5.8 million of cash for the six months of 2003 versus $2.2 million for the same period of 2002.

Cash used by investing activities was $5.3 million in 2003 versus $23.0 million in 2002. Net securities activities accounted for the majority of investing activities in both years, with 2003's being significantly lower than 2002's owing to slower balance sheet growth. In 2003, net loan originations booked as assets were lower than 2002's, as much of the originations were sold in the secondary market, as noted above. While this strategy slowed on-balance-sheet loan growth, it also contributed to the Company's improved net interest margin. In 2003, the Company also funded the last $0.3 million commitment to the Monroe Fund LLC.

Cash provided by financing activities was $33.6 million in 2003 versus $46.0 million in 2002. The main contributor in both years was deposit activity, with 2003 exhibiting a higher growth than 2002's. Additionally, 2002 included the $19.4 million proceeds from the Company's issuance of trust preferred securities. In both periods, other borrowing activities were minimal.

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

Under the regulatory framework for prompt corrective action, as of June 30, 2003, the Bank is categorized as "well-capitalized". Management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2003, and 2002 follow (dollars in thousands):

	June 30,

	2003	2002

Balance at beginning of period	$6,162	5,480
Provision for loan losses	645	661
Loans charged off	(987)	(826)
Recoveries on loans previously charged off	343	221

Balance at end of period	$6,163	5,536

Allowance as a percentage of total period end loans	1.04%	1.04%

Allowance as a percentage of non-performing loans	57.2%	74.3%

There was no material change in the provision for loan losses for the six-month period ended June 30, 2003, relative to 2002. As discussed more fully in the Company's Form 10-K for the year ended December 31, 2002, management determines the amount necessary in the allowance for loan losses based upon a number of factors. Management, based on its assessment of the loan portfolio, believes the amount of the allowance for loan losses at June 30, 2003 is adequate at $6.2 million. In order to be at that amount, provisions charged to the income statement are necessary. These amounts will vary from period to period, including this six-month period.

During 2003 the Company has incurred a higher amount of loan charge-offs as local and national economic conditions impact the Company's borrowers. However, recoveries of loans previously charged-off improved in 2003 from 2002.

The increase in the allowance for loan losses from $5.5 million at June 30, 2002, to $6.2 million at June 30, 2003, is due mainly to overall loan portfolio growth. While the quality of some loans in the portfolio has declined, as evidenced by the increase in non-performing loans, principally commercial related, those loans continue to be adequately collateralized. This has impacted the ratio of allowance to non-performing loans, which has decreased.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2003, and 2002 and twelve months ended December 31, 2002, follow (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30
	2003	2002	2002

Recorded investment at period end	$10,458	11,007	7,214
Impaired loans as percent of total loans	1.79%	1.87%	1.35%
Impaired loans with related allowance	$334	377	154
Related allowance	$85	311	154
Average investment during period	$10,575	8,990	7,500

Reflecting an improvement in credit risk, impaired loans declined $0.5 million from December 31, 2002, to June 30, 2003. In addition, impaired loans as a percentage of total loans outstanding have also improved, declining to 1.79% at June 30, 2003 versus 1.87% at December 31, 2002. Impaired loans did increase year-on-year, reflective of the impact of local and national economic conditions on borrowers. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$4	16	1
Real estate-commercial	101	-	47
Real estate-residential	143	154	118
Consumer	96	151	135

Total past due 90 days or more and accruing	344	321	301

Loans in non-accrual status:
Commercial, financial & agricultural	2,145	2,938	2,732
Real estate-commercial	7,690	7,241	4,179
Real estate-residential	280	501	241
Consumer	323	327	-

Total non-accrual loans	10,438	11,007	7,152

Total non-performing loans	10,782	11,328	7,453

Other real estate owned
Commercial	583	421	1,077
Residential	80	-	-

Total other real estate owned	663	421	1,077

Total non-performing assets	$11,445	11,749	8,530

Non-performing loans to total period-end loans	1.83%	1.93%	1.40%

Non-performing assets to total period-end
loans and other real estate	1.94%	2.00%	1.60%

The Company has no restructured loans.

Total non-performing loans decreased $0.5 million to $10.8 million at June 30, 2003, from December 31, 2002, and was due to a combination of loans returning to accrual status, paying off, and charged off. Total non-performing loans increased over the twelve-month period by $3.3 million and is due to the impact of the generally slower economic conditions on the Company's borrowers.

At June 30, 2003, other real estate owned consisted of two commercial and one residential property totaling $0.7 million. The Company continues to actively pursue liquidation of these properties. Weaker economic conditions and an increase in non-performing assets from June 2002 may result in the Company foreclosing on more loans, resulting in increases in other real estate owned.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity and Asset / Liability Management Review

As more fully discussed in the Company's Annual Report on Form 10-K, management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative financial instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for ALCO to manage the Company's interest rate risk profile. There has been no significant changes in market risk due to changes in interest rates from those disclosed in the Company's 2002 Form 10-K

For the remainder of 2003, management projects the general interest rate environment to remain stable as the economy shows some signs of recovery, but the continued need for low-cost funds as a stimulus.

An additional method used to identify and manage the Company's interest rate risk profile is the static gap analysis. Interest sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specific time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within specific time horizons, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling rates. A liability-sensitive position would generally imply a negative impact on net interest income in periods of rising rates and a positive impact in periods of falling rates.

There has been no significant change from the Company's liability-sensitive position at December 31, 2002.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Item 1. Legal proceedings
None
Item 2. Changes in securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of matters to a vote of security holders

None

Item 5. Other information

The following tables are included in the Company's semi-annual report to shareholders:

FINANCIAL HIGHLIGHTS (Unaudited)
As of June 30, 2003 and 2002
(dollars in thousands, except per share data)

	2003	2002

Net income	$5,140	$3,279
Cash dividends	$1,026	$978
Diluted earnings per share	$10.57	$6.82
Dividends per share	$2.15	$2.05
Book value per share	$120.69	$106.10
Total assets	$863,724	$773,734
Investment securities	$167,169	$134,546
Loans - net	$581,857	$525,057
Deposits	$779,076	$698,469
Stockholders' equity	$57,595	$50,576
Weighted average shares outstanding - diluted	487,799	480,593
Return on Average assets	1.22%	0.90%
Return on Beginning Equity	19.24%	13.63%

Trust and Investment Services (Unaudited)
June 30, 2003 and 2002
(at cost, in thousands of dollars)

	2003	2002

Estate, Trust and Guardianship Assets	$251,895	$248,399
Custodian Account Assets	381,480	393,919

Total Assets Under Administration	$633,375	$642,318

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 7, 2003	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

August 7, 2003	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

August 7, 2003	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit

(99) (a)	Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(99) (b)	Certification of Chief Financial Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).