Form 10-Q
period 2003-09-30
CANANDAIGUA NATIONAL CORP
filed 2003-11-07
CIK 759458

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
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

The number of shares outstanding of each of the issuer's classes of common stock was 477,209 shares of common stock, par value $20.00, outstanding at October 22, 2003.

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

September 30, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2003 (Unaudited) and December 31, 2002
(dollars in thousands, except per share data)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$47,753	34,667
Interest-bearing deposits with other financial institutions	62	3,990
Federal funds sold	46,200	11,200
Securities:
- Available for sale, at fair value	56,541	46,215
- Held-to-maturity (fair value of $127,106 in 2003 and $121,533 in 2002)	121,716	117,028
Loans:
Commercial, financial and agricultural	116,305	109,317
Commercial mortgage	272,193	264,132
Residential mortgage	87,519	90,332
Consumer-auto indirect	88,828	89,747
Consumer-other	21,876	22,371
Other	817	1,606
Loans held for sale	5,429	9,320

Total loans	592,967	586,825
Less: Allowance for loan losses	(6,223)	(6,162)

Loans - net	586,744	580,663
Premises and equipment - net	16,242	16,727
Accrued interest receivable	4,318	3,915
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,194	2,200
Other assets	10,108	9,098

Total Assets	$891,878	825,703

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest-bearing	$119,762	103,020
Interest-bearing	93,259	81,971
Savings and money market	394,661	334,274
Time deposits	197,916	225,134

Total deposits	805,598	744,399
Borrowings	1,009	1,048
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	19,465	19,409
Accrued interest payable and other liabilities	6,313	7,430

Total Liabilities	832,385	772,286

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2003 and 2002	9,732	9,732
Additional paid-in capital	6,958	6,958
Retained earnings	43,538	37,655
Treasury stock at cost (9,415 shares in 2003 and 9,421 in 2002)	(1,158)	(1,159)
Accumulated other comprehensive income	423	231

Total Stockholders' Equity	59,493	53,417

Total Liabilities and Stockholders' Equity	$891,878	825,703

See accompanying notes to consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2003 and 2002 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Interest income:
Loans, including fees	$9,405	9,619	28,541	28,572
Securities	1,542	1,390	4,648	3,641
Other	113	188	267	463

Total interest income	11,060	11,197	33,456	32,676

Interest expense:
Deposits	2,259	3,479	7,369	10,719
Borrowings	9	9	26	27
Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt	245	288	767	288

Total interest expense	2,513	3,776	8,162	11,034

Net interest income	8,547	7,421	25,294	21,642
Provision for loan losses	325	1,115	970	1,776

Net interest income after provision for loan losses	8,222	6,306	24,324	19,866

Other income:
Service charges on deposit accounts	1,326	1,237	3,836	3,508
Trust income	809	901	2,357	2,570
Net gain on sale of mortgage loans	687	241	2,586	907
Other operating income	394	315	1,185	1,088

Total other income	3,216	2,694	9,964	8,073

Operating expenses:
Salaries and employee benefits	4,023	4,011	12,622	12,032
Occupancy	1,367	1,381	4,235	3,935
Marketing and public relations	353	418	1,120	1,076
Office supplies, printing and postage	257	297	844	782
FDIC insurance	30	78	90	228
Other operating expenses	1,408	1,430	3,981	3,838

Total operating expenses	7,438	7,615	22,892	21,891

Income before income taxes	4,000	1,385	11,396	6,048
Income taxes	990	270	3,246	1,654

Net income	$3,010	1,115	8,150	4,394

Basic earnings per share	$6.31	2.34	17.08	9.22

Diluted earnings per share	$6.12	2.31	16.69	9.13

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-month periods ended September 30, 2003 and 2002 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2002	$9,732	6,958	37,655	(1,159)	231	53,417
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $119	-	-	-	-	192	192
Net income	-	-	8,150	-	-	8,150

Total comprehensive income						8,342

Sale of 6 shares of treasury stock	-	-	-	1	-	1
Cash dividend - $4.75 per share	-	-	(2,267)	-	-	(2,267)

Balance at September 30, 2003	$9,732	6,958	43,538	(1,158)	423	59,493

Balance at December 31, 2001	$8,110	8,553	32,428	(1,218)	259	48,132
Change in par value of stock	1,622	(1,622)	-	-	-	-
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $142	-	-	-	-	222	222
Net income	-	-	4,394	-	-	4,394

Total comprehensive income						4,616

Sale of 12 shares of treasury stock	-	-	-	2	-	2
Cash dividend - $4.10 per share	-	-	(1,955)	-	-	(1,955)

Balance at September 30, 2002	$9,732	6,931	34,867	(1,216)	481	50,795

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2003 and 2002 (Unaudited) (dollars in thousands)

	2003	2002

Cash flow from operating activities:
Net income	$8,150	4,394
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,429	1,879
Provision for loan losses	970	1,776
Deferred income tax expense (benefit)	112	(180)
Undistributed loss (income) from minority owned entities	6	(23)
Net gain on sale of mortgage loans	(2,586)	(907)
Originations of loans held for sale	(209,412)	(106,495)
Proceeds from sale of loans held for sale	215,889	115,622
Increase in accrued interest receivable and other assets	(1,647)	(1,299)
(Decrease) increase in accrued interest payable and other liabilities	(1,117)	217

Net cash provided by operating activities	12,794	14,984

Cash flow from investing activities:
Proceeds from call of FHLB stock	6	315
Purchase of FHLB stock	-	(502)
Securities available-for-sale:
Proceeds from maturities and calls	13,380	-
Purchases	(23,398)	(34,102)
Securities held to maturity:
Proceeds from maturities and calls	20,194	145,456
Purchases	(25,166)	(144,112)
Increase in loans, net	(11,104)	(30,991)
Fixed asset purchases - net	(1,360)	(1,142)
Investment in minority owned entity	(250)	-
Cash received from sale of other real estate	168	992

Net cash used in investing activities	(27,530)	(64,086)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	88,417	54,436
Net (decrease) increase in time deposits	(27,218)	9,281
Principal repayments on long-term borrowings	(39)	(32)
Proceeds from issuance of trust preferred securities	-	19,399
Proceeds from sale of treasury stock	1	2
Dividends paid	(2,267)	(1,955)

Net cash provided by financing activities	58,894	81,131

Net increase in cash and cash equivalents	44,158	32,029
Cash and cash equivalents - beginning of period	49,857	46,641

Cash and cash equivalents - end of period	$94,015	78,670

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,627	11,416

Income taxes	$4,184	2,198

Additions to other real estate acquired through foreclosure	$162	-

See accompanying notes to consolidated financial statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2002 Form 10-K Report of the Company filed with the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

For the nine months ended September 30,	2003	2002

Net income as reported	$8,150	4,394
Compensation expense, net of taxes	182	210
Pro forma net income	7,968	4,184

Earnings per share:
As reported:
Basic	$17.08	9.22
Diluted	16.69	9.13
Pro forma:
Basic	$16.70	8.78
Diluted	16.32	8.70

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

(3) Dividends Per Share

The Company declared a semi-annual $2.60 per share dividend on common stock on July 9, 2003, to shareholders of record July 9, 2003, which was paid on August 1, 2003. The Company also a semi-annual $2.15 per share dividend on common stock on January 8, 2003, which was paid on February 3, 2003, to shareholders of record January 8, 2003.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2003, and 2002 follow (dollars in thousands, except share data):

For the three months ended September 30,	2003	2002

Basic Earnings Per Share:
Net income applicable to common shareholders	$3,010	1,115
Weighted average common shares outstanding	477,208	476,672

Basic earnings per share	$6.31	2.34

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,010	1,115
Weighted average common shares outstanding	477,208	476,672
Effect of assumed exercise of stock options	14,957	5,598

Total	492,165	482,270

Diluted earnings per share	$6.12	2.31

For the nine months ended September 30,	2003	2002

Basic Earnings Per Share:
Net income applicable to common shareholders	$8,150	4,394
Weighted average common shares outstanding	477,205	476,665

Basic earnings per share	$17.08	9.22

Diluted Earnings Per Share:
Net income applicable to common shareholders	$8,150	4,394
Weighted average common shares outstanding	477,205	476,665
Effect of assumed exercise of stock options	11,064	4,493

Total	488,269	481,158

Diluted earnings per share	$16.69	9.13

(5) Segment Information

Reportable segments are comprised of the Company and its banking subsidiary operations (Bank) and CNB Mortgage (CNBM), as their performance is evaluated on an individual operating basis. The interim period reportable segment information for the three- and nine-month periods ended September 30, 2003 and 2002 follows. (dollars in thousands):

Three months ended September 30,	2003		2002

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$11,711	52	9,935	180
Intersegment	(1,066)	1,066	(529)	529

Total segment revenues	$10,645	1,118	9,406	709

Net income:
Bank	$3,010		1,115
CNBM	506		183

Total segment net income	3,516		1,298
Eliminations	(506)		(183)

Total net income	$3,010		1,115

Nine months ended September 30,	2003		2002

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$34,773	485	29,231	484
Intersegment	(2,976)	2,976	(1,362)	1,362

Total segment revenues	$31,797	3,461	27,869	1,846

Net income:
Bank	$8,150		4,394
CNBM	1,579		534

Total segment net income	9,729		4,928
Eliminations	(1,579)		(534)

Total net income	$8,150		4,394

(6) Impact of Accounting Standard Adoption

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

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The new guidance amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments, and regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The Statement is applicable to the Company's mortgage banking operations, but is not expected to materially impact the Company's financial condition or results of operations. The Company implemented the provisions of this statement on July 1, 2003, with no impact to its financial condition or results of operations.

The FASB Issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" in January 2003, which as proposed, would have had no impact on the Company's operations or financial condition. On October 31, 2003, the FASB issued "A Modification to FASB Interpretation No.46." The modification may result in the de-consolidation of the Guaranteed Preferred Beneficial Interest in Company's Subordinated Debt. If this were to occur, there would be an immaterial increase in the Company's assets and liabilities equivalent to it equity investment in its wholly owned statutory business trust, which would be recorded as of the end of fiscal 2003.

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

Overview

Net income for the quarter ended September 30, 2003, was $3.0 million or $6.12 per diluted share, both showing substantial improvement over 2002's quarter. Improved results were driven by a combination of factors including: a higher volume of earning assets; continued strong mortgage originations; lower credit losses; and reduced operating expenses. Total assets increased to $891.9 million at September 30, 2003 from $811.7 at September 30, 2002.

For the first nine months of 2003, net income was $8.2 million or $16.69 per diluted share, well above management's original projections, which expected full year net income and diluted earnings per share at these amounts. The primary drivers of this improved net income were strong gains from mortgage banking and lower provision for loan loss. While this trend is likely to occur for the remainder of the year, placing full-year earnings near $10 million and earnings per share near $21.00 per share, it is unlikely to recur in 2004. Mortgage originations slowed late in the third quarter, and with current stable rates, are likely to slow to levels no greater than 2002's. On balance sheet loan growth has been relatively low in 2003 as management focused on improving net interest margin and asset quality. Management's view to 2004 confirms a continuation of this strategy, but also calls for higher asset growth, which may result in a higher loan loss provisions.

Financial Condition and Results of Operations
Three months ended September 30, 2003

At September 30, 2003, total assets of the Company were $891.9 million, up $28.2 million or 3.3% from $863.7 million at June 30, 2003. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $11.9 million to $94.0 million, as a result of deposit growth. Management retained about half this deposit growth in cash equivalents in anticipation of deposit outflows related to municipal deposits and consumers' real estate tax payments. The remainder of the net deposit growth was used to purchase available-for-sale securities and to make loans to consumers and businesses. The securities portfolios increased $11.1 million in total. Net loans increased $4.9 million to $586.7 million. Management continues to focus on maintaining net interest margin in this historically low interest rate environment, rather than growing the balance sheet. Management anticipates continuing this strategy for much of the fourth quarter of 2003, with an increase in loan volume toward the end of the quarter and into 2004. The focus will continue to be on both business and consumer loans, although the mix may change. There was no material change in other assets.

Total deposits at September 30, 2003, were $805.6 million and were up $26.5 million from June 30, 2003. The newest nine offices contributed $12.1 million of the quarter's deposit growth, with over $2.7 million coming from the new Brighton Office. Municipalities' total deposit balance (collateralized principally by held-to-maturity securities) increased approximately $12.0 million for the quarter. Overall deposit growth during the quarter continued to come in core interest-bearing accounts (checking, savings and money market). Consumers and businesses are seeking a positive return for their money, but are also retaining it in a more liquid form, reducing time deposit balances. Additionally, management's tiered pricing of time deposits is focused on offering higher rates to customers in the "choice" packages, reducing the number of and balances in single-product customer accounts. There was no material change in borrowings or other liabilities.

Net interest income increased $1.1 million or 15.2% for the quarter over the same quarter in 2002, driven by both higher net interest-earning balances and lower overall cost of funds. For the quarter ended September 30, 2003, average interest earning assets increased $70.4 million to $795.7 million from $725.3 million for the 2002 quarter. The tax-equivalent yields on these assets were 5.85% and 6.47%, respectively, the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $52.9 million to $687.4 million from $634.5 million. The costs of these liabilities were 1.46% and 2.38%, respectively, reflecting management's efforts to lower deposit costs in tandem with market rate declines. The net effect of these yield and cost decreases was an increased spread of 30 basis points and an increased net interest margin (tax-equivalent net interest income to average earning assets) of 20 basis points to 4.59% (net interest margin was 4.54% for the three months ended June 30, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 20 basis points in 2003 and 30 basis points in 2002 - which dropped in 2003 due to overall interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $1.0 million positive impact on net interest income for the quarter ended September 30, 2003, while the increase in spread had $0.1 million positive impact on net interest income as compared to the same quarter of 2002.

Management is focused on maintaining net interest margin and spread during the coming quarter and 2004. However, the average 20 to 30 basis point improvements seen for most of 2003 are unlikely to continue at this pace. There remains little room to reduce deposit rates further vis-à-vis local competition and the most significant deposit rate reductions have already been priced into the products. Yields on loans and investments, however, continue to fall as cash flows from loan amortization, payoffs and maturities are reinvested at rates lower than the rates on existing loans and investments. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the quarter ended September 30 2003, improved to $3.2 million from $2.7 million in 2002. Service charges on deposit accounts increased $0.1 million to $1.3 million at September 30, 2003, on growth in the number of deposit accounts. However, while the number of accounts increased year on year, newer product offerings - "CNB Options" - and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income was $0.1 million lower quarter on quarter, due mostly to having no income from the Company's mutual fund administration contracts in this quarter (due to its sale in May 2003) versus 2002. The market value of assets under administration at September 30, 2003, exhibited a 12.2% improvement from September 30, 2002; however, the book value of assets under administration, the measure of customer growth, fell 0.5% for the same period. Net gain on the sale of mortgage loans was $0.7 million in 2003 versus $0.2 million in 2002 with both periods characterized by heavy mortgage origination and sales activity. However, both quarters' activity was lower than the respective immediately preceding quarter due to lower refinancing activities as a result of a spike in long-term interest rates. Other operating income increased $0.1 million to $0.4 million.

Operating expenses declined slightly by $0.2 million or 2.3% for the quarter ended September 30, 2003, to $7.4 million versus $7.6 million for the 2002 third quarter. This decrease came in all expense categories with the exception of salaries and employee benefits, though that increase was substantially lower than the previous quarters of 2003, which were driven by the increase in our full-time equivalent staff, principally because of the opening of our Brighton Office and the filling of vacant positions.

The Company's quarterly effective tax rate increased to 24.8% in 2003 from 19.5% in 2002. This increase is attributable to 2003's higher overall income. In addition, the third quarter of 2002 exhibited a higher proportion of non-taxable income to total taxable income, which was negatively affected by a high level of loan chargeoffs.

Nine months ended September 30, 2003

At September 30, 2003, total assets were up $66.2 million or 8.0% from $825.7 million at December 31, 2002. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $44.2 million as a result of deposit growth. The securities portfolio, increased $15.0 million. Net loans increased $6.1 million. Both also were funded by deposit growth. All other assets grew $0.9 million.

Total deposits at September 30, 2003, were up a net $61.2 million from December 31, 2002. During this period, $12.8 million of nationally marketed time deposits matured. The newest nine offices contributed $40.5 million of the year's deposit growth, with $15.6 million coming from the new Brighton Office. Municipalities' total deposit balance (collateralized principally by held-to-maturity investments) increased approximately $19.7 million. Due to continued local deposit growth, management did not renew the matured nationally marketed time deposits, which were originated in 2000, and management does not anticipate selling nationally marketed time deposits during 2003. There was no material change in borrowings. Other liabilities decreased by $0.9 million.

Net interest income increased $3.7 million or 16.9% for the first nine months of 2003 over the same period in 2002, driven by both higher net interest-earning balances and lower overall cost of funds. For the nine months ended September 30, 2003, average interest earning assets increased $84.3 million versus the same nine months of 2002. The tax-equivalent yields on these assets were 6.03% and 6.50%, respectively, the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $68.2 million. The costs of these liabilities were 1.61% and 2.43%, respectively, reflecting management's efforts to lower deposit costs in tandem with market rate declines, which began late in the first quarter of 2002. The net effect of these yield and cost decreases was an increased spread of 35 basis points and an increased net interest margin (tax-equivalent net interest income to average earning assets) of 25 basis points. The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 21 basis points in 2003 and 31 basis points in 2002 - which dropped in 2003 due to overall interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $3.5 million positive impact on net interest income for the nine months ended September 30, 2003, while the increase in spread had $0.2 million positive impact on net interest income.

Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for a further discussion of interest rate risk management.

Other income for the period, improved to $10.0 million from $8.1 million in 2002. Service charges on deposit accounts increased $0.3 million to $3.8 million at September 30, 2003, on growth in the number of deposit accounts. Trust income decreased $0.2 million on lower fee income from a lower market value of assets under administration. Net gain on the sale of mortgage loans was $2.6 million in 2003 versus $0.9 million in 2002 with both periods characterized by heavy mortgage origination and sales activity. Other operating income improved $0.1 million.

Operating expenses increased $1.0 million or 4.6% year on year for the nine month period to $22.9 million versus $21.9 million in 2002. This increase came in all expense categories, except FDIC insurance premiums, which declined with the Bank's return to "well-capitalized" categorization. Salary and benefits were up $0.6 million due to both wage increases and benefit expenses. Occupancy costs were up $0.3 million due to general franchise growth. Marketing expenses increased $0.1 million due to one-time expenditures associated with the Company's promotional activities at the PGA Championship tournament in Rochester, New York. Other operating expenses were up $0.1 million.

The Company's effective tax rate increased to 28.5% in 2003 from 27.3% in 2002. This increase is attributable to the same factors that affected the quarterly effective tax rate.

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

The Company has two primary sources of non-customer (wholesale) liquidity the FHLB and the Federal Reserve Bank of New York. At September 30, 2003, residential mortgage loans with a carrying value of approximately $35.8 million were pledged as collateral to secure up to $31.1 million for the Bank's advances and letters of credit from the FHLB, of which $4.8 million was utilized at September 30, 2003. Indirect automobile loans, with a carrying value of approximately $85.8 million, were pledged as collateral for a $68.7 million line of credit from the Federal Reserve Bank of New York, none of which was outstanding at September 30, 2003.

Secondarily, the Company uses the liquidity source of time deposit sales in the national brokered market. This source may be used from time to time to manage both liquidity and interest rate risk as conditions may require. There were no so-called "brokered deposits" at September 30, 2003, versus $13.0 million at year-end 2002. Management does not anticipate raising brokered deposits for the remainder of 2003, as local deposit growth is expected to outpace asset growth.

For the nine months ended September 30, 2003, the Company generated $44.2 million in net cash and equivalents versus $32.0 million for the same period in 2002.

Net cash provided by operating activities was $12.8 million in 2003, versus $15.0 million in 2002. Both the largest source and use of operating cash in 2003 and 2002 were loans held for sale. Activity in 2003 was significantly higher than in 2002 due to the effects of the continuing strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $6.3 million of cash for the nine months of 2003 versus $5.9 million for the same period of 2002.

Cash used by investing activities was $27.5 million in 2003 versus $64.1 million in 2002. Net securities purchases accounted for about half of the investing activities in both years, with 2003's being significantly lower than 2002's owing to slower balance sheet growth. In 2003, net loan originations booked as assets were lower than 2002's, as much of the originations were sold in the secondary market, as noted above. While this strategy slowed on-balance-sheet loan growth, it also contributed to the Company's improved net interest margin. In 2003, the Company also funded the last $0.3 million commitment to the Monroe Fund LLC.

Cash provided by financing activities was $58.9 million in 2003 versus $81.1 million in 2002. The main contributor in both years was deposit activity, which was roughly the same in both years. Additionally, 2002 included the $19.4 million proceeds from the Company's issuance of trust preferred securities. In both periods, other borrowing activities were minimal. Historically, the Company has retained large deposits of several local municipalities. The most significant municipal deposits account for approximately 5% of total deposits on average and fluctuate at predictable times during the year, dependent upon tax collections and state transfer payments. The amounts management considers core deposits are secured by securities held to maturity, with the remainder secured by securities available for sale. Outflows, which are generally no more than 30% of average municipal balances, are funded through liquidating federal funds sold, but may also be funded through sales of securities available for sale.

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

In the normal course of business, the Company issues an immaterial amount of letters of credit on behalf of its customers. These letters of credit are unconditional guarantees of financial performance, which the Company would be obligated to fund, if the customer failed to fulfill its financial obligation to the letters of credit's beneficiary. The letters of credit are backed by the Company's security interest in assets of the customer. The Company generally issues letters of credit for no more than one year and normally earns a fee for issuing the letter of credit.

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

Under the regulatory framework for prompt corrective action, as of September 30, 2003, the Bank is categorized as "well-capitalized." Management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2003, and 2002 follow (dollars in thousands):

	September 30,

	2003	2002

Balance at beginning of period	$6,162	5,480
Provision for loan losses	970	1,776
Loans charged off	(1,329)	(1,777)
Recoveries on loans previously charged off	420	297

Balance at end of period	$6,223	5,776

Allowance as a percentage of total period end loans	1.05%	1.04%

Allowance as a percentage of non-performing loans	63.5%	47.3%

The provision for loan losses for the nine-month period ended September 30, 2003, was roughly half as much as 2002's, when a number of commercial relationships financial stability deteriorated, resulting in higher provisions than in 2003. As discussed more fully in the Company's Form 10-K for the year ended December 31, 2002, management determines the amount necessary in the allowance for loan losses based upon a number of factors. Management, based on its assessment of the loan portfolio, believes the amount of the allowance for loan losses at September 30, 2003, is adequate at $6.2 million. In order to be at that amount, provisions are charged to the income statement. These amounts will vary from period to period, including this nine-month period.

The increase in the allowance for loan losses from $5.8 million at September 30, 2002, to $6.2 million at September 30, 2003, is due mainly to overall loan portfolio growth. Improvements in the portfolio's quality, as evidenced by the decrease in non-performing loans, principally commercial related, has led to an improvement in the ratio of allowance to non-performing loans.

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2003, and 2002 and twelve months ended December 31, 2002, follow (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2003	2002	2002

Recorded investment at period end	$9,468	11,007	11,442
Impaired loans as percent of total loans	1.60%	1.87%	2.05%
Impaired loans with related allowance	$328	377	677
Related allowance	$48	311	361
Average investment during period	$10,299	8,990	8,486

Reflecting an improvement in credit risk, impaired loans declined $1.5 million from December 31, 2002, to September 30, 2003. In addition, impaired loans as a percentage of total loans outstanding have also improved, declining to 1.60% at September 30, 2003, versus 1.87% at December 31, 2002. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$130	16	16
Real estate-commercial	-	-	-
Real estate-residential	94	154	154
Consumer and other	131	151	158

Total past due 90 days or more and accruing	355	321	328

Loans in non-accrual status:
Commercial, financial & agricultural	2,134	2,938	3,766
Real estate-commercial	6,860	7,241	7,151
Real estate-residential	133	501	524
Consumer and other	321	327	-

Total non-accrual loans	9,448	11,007	11,441

Total non-performing loans	9,803	11,328	11,769

Other real estate owned
Commercial	421	421	421
Residential	74	-	-

Total other real estate owned	495	421	421

Total non-performing assets	$10,298	11,749	12,190

Non-performing loans to total period-end loans	1.65%	1.93%	2.12%

Non-performing assets to total period-end
loans and other real estate	1.73%	2.00%	2.19%

The Company has no troubled debt restructurings.

Total non-performing loans decreased $1.5 million to $9.8 million at September 30, 2003, from December 31, 2002, and was due to a combination of loans returning to accrual status, paying off, and charged off. Total non-performing loans decreased over the twelve-month period by $2.0 million also for the same reasons.

At September 30, 2003, other real estate owned consisted of one commercial and one residential property totaling $0.5 million. The Company was successful in liquidating one commercial property during the quarter and continues to actively pursue liquidation of the remaining properties.

Critical Accounting Estimate

The Company's management is encouraged, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in the Company's methodology for estimating the Allowance, which is fully described within the "Lending Activities" section filed in Part I, Item IVA, of the Company's 2002 10-K dated March 21, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity and Asset / Liability Management Review

As more fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, management of the Company's interest rate risk requires the selection of appropriate techniques and instruments to be utilized after considering the benefits, costs and risks associated with available alternatives. Since the Company does not utilize derivative financial instruments, management's techniques usually consider one or more of the following: (1) interest rates offered on products, (2) maturity terms offered on products, (3) types of products offered, and (4) products available to the Company in the wholesale market such as advances from the FHLB and brokered time deposits.

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for the Company's Asset/Liability Committee to manage the Company's interest rate risk profile. There have been no significant changes in market risk due to changes in interest rates from those disclosed in the Company's 2002 Form 10-K.

For the remainder of 2003, management projects the general interest rate environment to remain stable as the economy shows some signs of recovery, and the Federal Reserve Board retains its accommodative monetary policy.

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Item 1. Legal proceedings
None
Item 2. Changes in securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of matters to a vote of security holders
None

Item 5. Other information

Common Stock Trades

On August 14, 2003, 1,425 shares of the Company's common stock were traded in an open-market transaction at an average price of $241.06 per share. On June 5, 2003, 1,100 shares of the Company's common stock were traded in an open-market transaction at an average price of $213.07 per share. On February 27, 2003, 1,640 shares of the Company's common stock were traded in an open-market transaction at an average price of $188.43 per share.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 7, 2003	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

November 7, 2003	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

November 7, 2003	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit

(99) (a)	Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(99) (b)	Certification of Chief Financial Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

CERTIFICATIONS

I, George W. Hamlin, IV, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Canandaigua National Corporation and Subsidiaries;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosures controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 7, 2003	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Principal Executive Officer

CERTIFICATIONS

I, Lawrence A. Heilbronner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Canandaigua National Corporation and Subsidiaries;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosures controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

November 7, 2003	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer