Form 10-K
period 2003-12-31
CANANDAIGUA NATIONAL CORP
filed 2004-03-10
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

2,000,000 shares $20 par common
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]    No   [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 30, 2003, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the last public stock sale up to that date of $213.07 per common share, was $101,677,643

The Company's stock is not actively traded, nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sales price disclosed on page 34 of the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2004: 477,209.
Documents Incorporated by Reference

Portions of the Company's Annual Report and Financial Statements for the fiscal year ended December 31, 2003 and Appendix to 2003 Annual Report and Financial Statements of the Registrant's Definitive Proxy Statement, are incorporated by reference into Parts I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 14, 2004, are incorporated by reference into Part III.

Forward-Looking Statements and Business Risks

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Form 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "estimate," "expect," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed below. These forward looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Accordingly, management cautions readers not to place undue reliance on any forward-looking statements.

The important factors discussed below, as well as other factors discussed within this document and future filings, and those presented elsewhere by management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause actual results to differ from these forward-looking statements are:

- The strength of the US economy in general and the strength of the local economy in particular; general economic conditions, either nationally or locally could be less favorable than expected, resulting in, for example, a deterioration in credit quality of assets;

- The effects of and changes in United States trade, monetary, and fiscal policies and laws, including and most importantly the interest rate policy of the Federal Reserve Board, which can have an immediate and significant impact on earnings;

- The impact of changes in laws and regulations governing financial services, including laws and regulations concerning taxes and accounting standards;

- The impact of technological changes;

- The development of new products, their competitiveness and their acceptance by customers;

- Changes in commercial and consumer spending and savings habits; and

- The Company's success in managing these risks.

1

CANANDAIGUA NATIONAL CORPORATION
FORM 10-K
INDEX

PART I.	Page No.

Item 1. Business	5

Item 2. Properties	12

Item 3. Legal Proceedings	12

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable

PART II.

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6. Selected Financial Data	13

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	13

Item 8. Financial Statements and Supplementary Data	13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - Not applicable

Item 9A. Controls and Procedures	13

PART III.

Item 10. Directors and Executive Officers of the Registrant	14

Item 11. Executive Compensation	14

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14

Item 13. Certain Relationships and Related Transactions	14

Item 14. Principal Accountant Fees and Services	14

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	15

Signatures	16

2

Cross Reference Sheet for Statistical disclosures pursuant to Guide 3

I.	Distribution of assets, liabilities, and stockholders' equity; interest rates and interest differential

	A.	Average balance sheets	Appendix to 2003 Annual
Report Page B-3

	B.	Interest income/expense and resulting yield or rate on average interest-earning assets	Appendix to 2003 Annual
		(including non-accrual loans) and interest-bearing liabilities	Report Page B-3

	C.	Rate/volume variances	Appendix to 2003 Annual
Report Page B-3

II.	Investment portfolio

	A.	Year-end balances	Appendix to 2003 Annual
Report Page B-6

	B.	Maturity schedule and weighted average yield	Appendix to 2003 Annual
Report Page B-7

	C.	Aggregate carrying value of securities that exceed ten percent of stockholders' equity	Not applicable

III.	Loan portfolio

	A.	Types of Loans	Appendix to 2003 Annual
Report Page B-8

	B.	Maturities and sensitivities of loans to changes in interest rates	Appendix to 2003 Annual
Report Page B-16

	C.	Risk elements
		1. Nonaccrual, past due and restructured loans	Appendix to 2003 Annual
		Actual and pro forma interest on certain loans	Report Page B-10
Nonaccrual policy

		2. Potential problem loans	Appendix to 2003 Annual
Report Page B-9

		3. Foreign Outstandings	Not applicable

		4. Loan concentrations	Appendix to 2003 Annual
Report Page B-8

	D.	Other Interest Bearing Assets	Not Applicable

3.

IV.	Summary of loan loss experience

	A.	Analysis of the allowance for loan losses	Appendix to 2003 Annual
Report Page B-11

		Factors influencing management's judgment concerning	Appendix to 2003 Annual
		the adequacy of the allowance and provision	Report Page B-10

	B.	Allocation of the allowance for loan losses	Appendix to 2003 Annual
Report Page B-11

V.	Deposits

	A.	Average balances and rates	Appendix to 2003 Annual
Report Page B-12

	B.	Maturity schedule of domestic time deposits with balances of $100,000 or more	Appendix to 2003 Annual
Report Page B-12

	C.	Deposits by foreign depositors in domestic offices	Not applicable

VI.	Return on equity and assets		Appendix to 2003 Annual
Report Page B-1

VII.	Short-term borrowings		2003 Annual
Report Page 21

4.

PART I

Item 1. Business

Canandaigua National Corporation

     Canandaigua National Corporation, referred to as "Company", is a one-bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York. The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company. The Company's principal operating subsidiaries are The Canandaigua National Bank and Trust Company and CNB Mortgage Company. However, the Bank has been, and is expected to remain, the principal source of the Company's operating revenue and net income. (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 on page 11 of the 2003 Annual Report, which is incorporated herein by reference thereto for additional information relating to the Company's business.) In June 2002, the Company formed Canandaigua National Statutory Trust I to accommodate the private placement of $20 million in capital securities, which is more fully described in Note 9 on page 22 of the 2003 Annual Report, which is incorporated herein by reference thereto.

CNB Mortgage Company

     The Company acquired 100% of CNB Mortgage Company (formerly known as HomeTown Funding, Inc.) in October 1997. CNB Mortgage Company, operating as the Company's mortgage department, offers a full line of mortgage products. It is engaged in underwriting and funding mortgages primarily in western New York State. It resells residential mortgages to the Bank and unaffiliated entities, which service the loans. In January 2001, all (non-construction) residential mortgage origination activities of the Bank were consolidated into CNB Mortgage Company, completing a three-year process of consolidating from three origination units to one. On January 1, 1999, the Company merged the mortgage banking operations of CNB Mortgage Company and Greater Funding of New York, Inc. (GFNYI), a mortgage banking company formed in 1990 and owned 100% by the Company since 1996.

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

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment, and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet. The locations and staffing of the Bank's full-service offices are described in more detail in Item 2 and on page 36 of the 2003 Annual Report, which is incorporated herein by reference thereto.

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

5.

     Trust and investment services provided by the Bank through its Wealth Strategies Group include services as executor and trustee under wills and trust agreements, as guardian and custodian and as trustee and agent for pension, profit sharing, individual retirement account and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of Canandaigua National Corporation stock and as paying agent for bond issues and as escrow agent. Trust assets are held in fiduciary or agency capacity for customers and are not included in the consolidated financial statements, since such assets are not assets of the Company. Fees charged are approved by the Bank's Trust Review Committee (a subcommittee of the Bank's board of directors). This committee also has oversight of the Wealth Strategies Group and meets regularly to review and approve operational and management activities.

     The Bank has been offering a full line of auto, home and life insurance products to its customers since 1996, through its wholly owned subsidiary CNB Insurance Agency. CNB Insurance Agency is an independent agency, representing several major insurance carriers with access to various life, health, property and liability risk markets. The agency offers life, health, property and casualty insurance to individuals and businesses in the Company's primary market area and focuses on sales to Bank customers. The Agency acts only as an agent and broker for insurance companies and earns a commission. The Agency does not underwrite insurance. Insurance premiums are collected by the insuring companies. Accordingly, the agency has no market, credit, capital, liquidity or interest rate risk. The sale of insurance is an ancillary business for the Company. The Agency employs only one salesperson and currently generates less than $125,000 in commission revenue annually.

     Until May 2003, the Bank acted as advisor to the Canandaigua Equity Fund and the Canandaigua Bond Fund. [Shares of these funds are not bank deposits or obligations of, or guaranteed or endorsed by, any bank, and are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other agency. Shares of these funds may increase or decrease in value.] In March 2003, the Bank signed a definitive agreement with a third party to transfer the investment advisor agreement for the Canandaigua Funds to the third party. The transfer occurred in May 2003.

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

Geographic Market Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates eighteen banking offices and 45 ATMs. Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet and by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid-1990s, the Bank has expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), and Penfield (2004). There are no current plans for additional offices; however management reviews opportunities as they arise.

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

6.

Competition

     The Company considers its business to be highly competitive in its market areas. The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers. The Company also competes with securities firms, brokerages, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

     The Company is generally competitive with financial institutions in its service areas with respect to interest rates paid on time and savings deposits and interest rates charged on loans and charges for services.

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2003, the Company's share of deposits for all banks and credit unions (with share totals greater than $50 million) in the Company's physical market area was 4.64% ($788.3 million) in 2003, 4.35% ($710.3 million) in 2002, and 4.25% ($578.4 million) in 2001. At June 30, 2003, this defined market area had total deposits of approximately $16.9 billion.

Employees

     At December 31, 2003, the Company had 355 employees of whom 91 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be very good.

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

Safe and Sound Banking Practices -- Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulations for example, generally require a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth.

7.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by three-month average consolidated assets. See Note 17 on page 28 of the 2003 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

8.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets -- Dividends paid by the Bank have been the Company's primary source of operating funds and are expected to be for the foreseeable future. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Because the Company is a legal entity separate and distinct from the Bank, the Company's right to participate in the distribution of assets of the Bank in the event of the Bank's liquidation or reorganization would be subject to the prior claims of the Bank's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository bank holding company (such as the Company) or any shareholder or creditor thereof.

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

9.

OTHER SIGNIFICANT REGULATORY ITEMS

GRAMM LEACH-BLILEY ACT

     The Gramm-Leach-Bliley Act (the Act) of 1999 represents the most sweeping reform of financial services regulation in over 60 years. The Act permits the creation of new financial products under a regulatory regime based on the principle of functional regulation. The legislation eliminates legal barriers to affiliation among banks and securities firms, insurance companies, and other financial services companies. The Act provides financial organizations with flexibility in structuring these new financial affiliations through a holding company structure or a financial subsidiary, with appropriate safeguards.

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

     The Act also establishes a minimum federal standard for privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship.

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

     The Company already conducts business, directly through affiliates or through other contractual arrangements, in many of the activities allowed under the Act. Management and the Board of Directors review the Company's strategic plan at least annually. There are no current plans to materially expand or change the nature of products or types of service offerings beyond those currently provided.

USA PATRIOT ACT

     As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions. Covered financial institutions also are barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within two weeks. Various regulations implementing the law are or have been enacted, including these due diligence requirements, minimum standards to verify customer identity, activities to reduce the risks of money laundering or terrorist activities, prohibitions on anonymous use of "concentration accounts," and a requirement for all covered financial institutions to have in place a Bank Secrecy Act compliance program. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

The Bank has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.
10.

SARNBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA"). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the one of the most far-reaching U.S. securities legislation ever enacted. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act (the "Act"). The SEC has an extensive role in implementing rules relating to many of the SOA's new requirements, some of which have yet to be pronounced.

     The SOA includes very specific additional disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Among other matters the SOA addresses:
--	audit committees;
--

certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the 12-month period following initial publication of any financial statements that later require restatement;

--	a prohibition on the sale of stock by directors and executives during pension plan black-out periods;
--	disclosure of off-balance-sheet transactions;
--	a prohibition on certain personal loans to directors and officers;
--	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
--	"real time" filing of periodic reports; expedited filing requirements for Form 4s;
--	the formation of a public company accounting oversight board;
--	auditor independence; and
--	various increased criminal penalties for violations of securities laws.

     The SOA contains provisions which became effective upon enactment on July 30, 2002, and provisions which become effective henceforth. The SEC has been delegated the task of adopting rules to implement various provisions of the SOA.

     Management believes the Company has complied with all implementing regulations issued to date. Management also believes both Congress and the SEC have developed laws and regulations, which reach far beyond the need to regulate companies and have produced expensive, time-consuming and distracting activities for registrants, including Canandaigua National Corporation, providing no additional benefit or safety to shareholders. The resources necessary to comply with these regulations must be diverted from resources devoted to underwriting, developing and enhancing the financial needs of customers in our market area, thus putting additional strain on the economy and employment.

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

11.

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

CRITICAL ACCOUNTING POLICY

     The SEC defines "critical accounting policy" as both most important to the portrayal of the company's financial condition and results, and it requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Management considers the "Allowance for Loan Losses" as the Company's critical accounting policy. See Part II, Item 7 for a complete discussion.

AVAILABLE INFORMATION

     The Company electronically files quarterly (10-Q) and annual (10-K) and Proxy reports with the Securities and Exchange Commission on a regular basis. Other reports are filed when necessary in accordance with the Act.

     The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains electronic versions of reports, proxy and information statements, and other information regarding the Company, which are filed electronically with the SEC at http://www.sec.gov.

A link to the Company's filings on the SEC web site is available at the Bank's web site http://www.cnbank.com.

Item 2. Properties

     Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York. The Company owns a building in Pittsford, New York, that is occupied by CNB Mortgage Company, and is sublet to them and other unrelated businesses.

     As of December 31, 2003, the Bank's operations were conducted from eight offices (including the main office) located in Ontario County, New York, and eleven offices located in Monroe County, New York. Nine are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to twenty-five years. The main office of the Bank is a three-story structure located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Pittsford offices.

     The Bank, a member of the NYCE network, also provides, free to its customers, 24-hour banking services through forty-five automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines.   Management anticipates that in order to expand its service to its Monroe and Ontario County customers, the Bank will increase the number of remote cash-dispenser machines in operation from time to time.

The carrying value of the Company's properties as of December 31, 2003, is included in Note 5 set forth on page 20 of the 2003 Annual Report, which is incorporated herein by reference thereto.

Item 3. Legal Proceedings

     The Company and its subsidiaries are, from time to time, parties to or otherwise involved in legal proceedings arising in the normal course of business as either plaintiffs or defendants. Management does not believe that there is any pending or threatened proceeding against the Company or its subsidiaries which, if determined adversely, would have a material effect on the Company's business, results of operations, or financial condition.

12.

PART II

Item 5. Market for the Company's Common Stock and Related Security Holder Matters

     The information with respect to the market for the Company's common stock and related security holder matters, which is required to be included herein pursuant to Items 201, 701, and 703 of Regulation S-K, is included in the Appendix to the 2003 Annual Report and Financial Statements on Page B-18 of the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 6. Selected Financial Data

     The information with respect to the selected financial date, which is required to be included herein pursuant to Item 301 of Regulation S-K, is included in the Appendix to the 2003 Annual Report and Financial Statements on Page B-1 of the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information with respect to management's discussions and analysis of financial condition and results of operations, which is required to be included herein pursuant to Item 303 of Regulation S-K, is included in the Appendix to the 2003 Annual Report and Financial Statements on Page B-2 of the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information with respect to quantitative and qualitative disclosures about market risk, which is required to be included herein pursuant to Item 305 of Regulation S-K, is included in the Appendix to the 2003 Annual Report and Financial Statements on Page B-14 of the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, together with a report thereon of KPMG LLP dated January 30, 2004, appear on pages 6 to 33 of the 2003 Annual Report. These are incorporated herein by reference thereto. A reference index to the consolidated financial statements and accompanying notes presented in the Annual Report is in Part IV, Item 15 of this filing.

Item 9A. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2003, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

13.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information with respect to the directors and certain executive officers of the Company, which is required to be included herein pursuant to Items 401 and 405 of Regulation S-K, is included in the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Code of Ethics

     The Company has adopted a written Code of Professional Conduct, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Treasurer and all Directors, Officers and other employees of the Corporation and all of its subsidiaries. The Code of Conduct is publicly available on the Company's website at www.cnbank.com. If the Company makes any substantive amendments to the Code of Conduct or grants any waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer, Chief Financial Officer or Treasurer, the Company will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11. Executive Compensation

     The information required to be included herein regarding executive compensation pursuant to Item 402 of Regulation S-K is included in the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required to be included herein regarding security ownership and certain beneficial owners and management and related stockholder matters pursuant to Items 201(d) and 403 of Regulation S-K is included in the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 13. Certain Relationships and Related Transactions

     The information required to be included herein regarding certain relationships and related transactions pursuant to Item 404 of Regulation S-K is included in the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

Item 14. Principal Accountant Fees and Services

     The information required to be included herein regarding principal accountant fees and services pursuant to Item 9(e) of Schedule 14A is included in the Proxy Statement, dated March 10, 2004, and is incorporated herein from the Proxy Statement by reference.

14.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as part of this report:

(1) Consolidated Financial Statements are contained in the Company's 2003 Annual Report to Shareholders which, as indicated below, is included as Exhibit 13 of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

(2) Schedules

Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto
15.

(3.a) Exhibits
	Exhibit	Where exhibit may be found:

(3.i.)	Certificate of Incorporation, of the Registrant, as amended	Exhibit A on Form 10-K for the year ended December 31, 1994, with amendment contained in Form 10Q for the quarter ended March 31, 2002

(3.ii.)	By-laws of the Registrant, as amended	Exhibit B on Form 10-K for the year ended December 31, 1994

(10)	Canandaigua National Corporation Stock Option Plan	Filed with Proxy Statement for the year ended December 31, 1997

(13)	Annual Report to Shareholders for the year ended December 31, 2003	Filed Herewith

(20)	Definitive Proxy Statement to Shareholders dated March 10, 2004	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(31.1.)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.2)	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(b)	Reports on Form 8-K:	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

March 10, 2004 By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President

16.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	President/Director	March 10, 2004
(George W. Hamlin, IV)

/s/ Robert G. Sheridan	Secretary/Director	March 10, 2004
(Robert G. Sheridan)

/s/ Gregory S. MacKay	Treasurer	March 10, 2004
(Gregory S. MacKay)

/s/ Lawrence A. Heilbronner	Principal Financial and	March 10, 2004
(Lawrence A. Heilbronner)	Accounting Officer

/s/ Patricia A. Boland	Director	March 10, 2004
Patricia A. Boland

/s/ James S. Fralick	Director	March 10, 2004
James S. Fralick

/s/ Daniel P. Fuller	Director	March 10, 2004
Daniel P. Fuller

/s/ David Hamlin, Jr.	Director	March 10, 2004
David Hamlin, Jr.

/s/ Stephen D. Hamlin	Director	March 10, 2004
Stephen D. Hamlin

/s/ Richard P. Miller, Jr.	Director	March 10, 2004
Richard P. Miller, Jr.

/s/ Caroline C. Shipley	Director	March 10, 2004
Caroline C. Shipley

/s/ Sue S. Stewart	Director	March 10, 2004
Sue S. Stewart

/s/ Alan J. Stone	Director	March 10, 2004
Alan J. Stone

17.

INDEX OF EXHIBITS
(13)	Annual Report to Shareholders for the year ended December 31, 2003

(20)	Definitive Proxy Statement to Shareholders dated March 10, 2004

(21)	Subsidiaries

(31.1.)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
18.