Form 10-Q
period 2004-03-31
CANANDAIGUA NATIONAL CORP
filed 2004-05-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number: 2-94863

CANANDAIGUA NATIONAL CORPORATION (Exact name of registrant as specified in its charter

New York (State or other jurisdiction of incorporation or organization)	16-1234823 (IRS Employer Identification Number)

72 South Main Street Canandaigua, New York (Address of principal executive offices)	14424 (Zip code)

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

Yes [Ö ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes [Ö ]	No [ ]

The number of shares outstanding of each of the issuer's classes of common stock was 477,734 shares of common stock, par value $20.00, outstanding at April 23, 2004.

Forward-Looking Statements and Business Risks

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Form 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "estimate," "expect," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed below. These forward-looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. These forward-looking statements speak only as of the date of the document. The Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Accordingly, management cautions readers not to place undue reliance on any forward-looking statements.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2004

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2004 and December 31, 2003 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003

Assets
Cash and due from banks	$34,211	41,757
Interest-bearing deposits with other financial institutions	42	49
Federal funds sold	34,800	51,800
Securities:
- Available for sale, at fair value	77,257	64,795
- Held-to-maturity (fair value of $123,385 in 2004 and $125,471 in 2003)	119,425	121,200
Loans:
Commercial, financial and agricultural	128,188	120,920
Commercial mortgage	279,819	273,512
Residential mortgage	92,057	91,975
Consumer-auto indirect	94,769	92,514
Consumer-other	21,408	20,887
Other	947	519
Loans held for sale	2,572	1,919

Total loans	619,760	602,246
Less: Allowance for loan losses	(6,511)	(6,331)

Loans - net	613,249	595,915
Premises and equipment - net	15,560	15,887
Accrued interest receivable	4,615	3,898
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,194	2,194
Other assets	10,580	10,280

Total Assets	$911,933	907,775

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest-bearing	$116,504	113,929
Interest-bearing	92,708	91,775
Savings and money market	427,365	416,358
Time	185,789	196,096

Total deposits	822,366	818,158
Borrowings	982	995
Junior subordinated debentures	20,115	20,099
Accrued interest payable and other liabilities	5,580	6,954

Total Liabilities	849,043	846,206

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2004 and 2003	9,732	9,732
Additional paid-in capital	7,007	6,958
Retained earnings	46,695	45,729
Treasury stock, at cost (8,890 shares in 2004 and 9,415 in 2003)	(1,102)	(1,158)
Accumulated other comprehensive income	558	308

Total Stockholders' Equity	62,890	61,569

Total Liabilities and Stockholders' Equity	$911,933	907,775

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2004 and 2003 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2004	2003

Interest income:
Loans, including fees	$8,929	9,741
Securities	1,708	1,568
Other	99	44

Total interest income	10,736	11,353

Interest expense:
Deposits	1,944	2,622
Borrowings	8	9
Junior subordinated debentures	254	267

Total interest expense	2,206	2,898

Net interest income	8,530	8,455
Provision for loan losses	490	390

Net interest income after provision for loan losses	8,040	8,065

Non-interest income:
Service charges on deposit accounts	1,234	1,203
Trust income	892	781
Net gain on sale of mortgage loans	240	813
Other	493	324

Total non-interest income	2,859	3,121

Non-interest expenses:
Salaries and employee benefits	4,533	4,087
Occupancy	1,554	1,404
Marketing and public relations	241	354
Office supplies, printing and postage	353	315
FDIC insurance	30	30
Other	1,165	1,310

Total non-interest expenses	7,876	7,500

Income before income taxes	3,023	3,686
Income taxes	817	1,131

Net income	$2,206	2,555

Basic earnings per share	$4.62	5.35

Diluted earnings per share	$4.42	5.27

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three-month periods ended March 31, 2004 and 2003 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

Balance at December 31, 2003	$9,732	6,958	45,729	(1,158)	308	61,569
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $156	-	-	-	-	250	250
Net income	-	-	2,206	-	-	2,206

Total comprehensive income						2,456

Sale of 525 shares of treasury stock	-	49	-	56	-	105
Cash dividend - $2.60 per share	-	-	(1,240)	-	-	(1,240)

Balance at March 31, 2004	$9,732	7,007	46,695	(1,102)	558	62,890

Balance at December 31, 2002	$9,732	6,958	37,655	(1,159)	231	53,417
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $23	-	-	-	-	40	40
Net income	-	-	2,555	-	-	2,555

Total comprehensive income						2,595

Cash dividend - $2.15 per share	-	-	(1,026)	-	-	(1,026)

Balance at March 31, 2003	$9,732	6,958	39,184	(1,159)	271	54,986

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2004 and 2003 (Unaudited) (dollars in thousands)

	2004	2003

Cash flow from operating activities:
Net income	$2,206	2,555
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	824	734
Provision for loan losses	490	390
Deferred income tax benefit	(44)	(107)
Undistributed income from minority owned entities	-	(4)
Net gain on sale of other real estate owned	(9)	-
Net gain on sale of mortgage loans	(240)	(813)
Originations of loans held for sale	(27,413)	(67,107)
Proceeds from sale of loans held for sale	27,000	69,015
Increase in accrued interest receivable and other assets	(1,248)	(876)
Decrease in accrued interest payable and other liabilities	(1,374)	(928)

Net cash provided by operating activities	192	2,859

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	4,000	1,000
Purchases	(16,051)	-
Securities held to maturity:
Proceeds from maturities and calls	4,265	6,292
Purchases	(2,587)	(4,484)
Increase in loans, net	(17,171)	(631)
Fixed asset purchases, net	(329)	(403)
Cash received from sale of other real estate	68	-

Net cash (used in) provided by investing activities	(27,805)	1,774

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	14,515	23,461
Net decrease in time deposits	(10,307)	(14,120)
Principal repayments on borrowings	(13)	(14)
Proceeds from sale of treasury stock	105	-
Dividends paid	(1,240)	(1,026)

Net cash provided by financing activities	3,060	8,301

Net (decrease) increase in cash and cash equivalents	(24,553)	12,934
Cash and cash equivalents - beginning of period	93,606	49,857

Cash and cash equivalents - end of period	$69,053	62,791

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,372	3,254

Income taxes	$425	345

Additions to other real estate acquired through foreclosure	$-	162

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2003, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. In 2004, the Board of Directors granted 6,567 non-qualified options to management under the Company's incentive compensation plan (8,142 in 2003). The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at times varying from two years to twenty-six years. The options are fully vested and have a maximum term of one year following the holder's normal retirement age (65). With this grant, all 48,000 options available have been granted.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its fixed-award stock options in the condensed consolidated statement of income. Had compensation cost been determined based on the fair value at the grant date of the stock options using valuation models consistent with the approach of SFAS No. 123, the Company's net income and earnings per share for the year-to-date periods in 2004 and 2003 would have been reduced to the pro forma amounts indicated below (net income in thousands):

For the three months ended March 31,	2004	2003

Net income as reported	$2,206	2,555
Compensation expense, net of taxes	324	182

Pro forma net income	$1,882	2,373

Earnings per share:
As reported:
Basic	$4.62	5.35
Diluted	$4.42	5.27
Pro forma:
Basic	$3.94	4.97
Diluted	$3.77	4.90

The weighted average fair value of options granted during 2004 and 2003 was $67.50 and $31.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Grant year	2004	2003

Dividend yield	2.03%	2.49%
Risk-free interest rate	4.27%	3.83%
Life	10.6 years	12.2 years
Volatility	13.95%	12.99%

(3) Dividends Per Share

The Company declared a semi-annual $2.60 per share dividend on common stock on January 14, 2004, to shareholders of record January 14, 2004, which was paid on February 2, 2004.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2004, and 2003 follow (dollars in thousands, except share data):

For the three months ended March 31,	2004	2003

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,206	2,555
Weighted average common shares outstanding	477,221	477,203

Basic earnings per share	$4.62	5.35

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,206	2,555
Weighted average common shares outstanding	477,221	477,203
Effect of assumed exercise of stock options	21,384	7,560

Total	498,605	484,763

Diluted earnings per share	$4.42	5.27

(5) Segment Information

Reportable segments are comprised of the Company and its banking subsidiary operations (Bank) and CNB Mortgage (CNBM), as their performance is evaluated on an individual operating basis. The interim period reportable segment information for the three-month periods ended March 31, 2004 and 2003 follows. (dollars in thousands):

Three months ended March 31,	2004		2003

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$11,285	104	11,413	163
Intersegment	(259)	259	(662)	662

Total segment revenues	$10,026	363	10,751	825

Net income:
Bank	$2,206		2,555
CNBM	73		354

Total segment net income	2,279		2,909
Eliminations	(73)		(354)

Total net income	$2,206		2,555

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Management's discussion and analysis supplements management's discussion and analysis contained in the Company's Form 10-K for the year ended December 31, 2003.

Overview

Net income for the three-month period ended March 31, 2004, was $2.2 million or $4.42 per share and is on budget for the quarter, with the full year estimated at $18.29 per share. The results for the quarter were 13.7% lower than the same quarter in 2003, reflective of lower gains on sale of mortgage loans following the end of the three-year mortgage refinance boom. Net interest income improved, but was offset by a higher provision for loan losses, which is consistent with provisioning normally accompanying growth of the Company's loan portfolio. Non-interest expenses increased, mostly in salaries and employee benefits.

The balance sheet grew modestly from year-end 2003, but earning assets were shifted from lower yielding federal funds sold into securities and loans. Deposits showed little change, but the mix continued the trend from time to savings and money market.

Critical Accounting Estimate

The Company's management is encouraged, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that are judged to be critical - those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in the Company's methodology for estimating the Allowance, which is fully described within the 2003 Annual Report.

Financial Condition and Results of Operations

Three months ended March 31, 2004

At March 31, 2004, total assets of the Company were $911.9 million, up $4.1 million or 0.5% from $907.8 million at December 31, 2003. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased $24.6 million to $69.1 million, as a result of security purchases and loan originations. The securities portfolios increased $10.7 million in total. Net loans increased $17.3 million to $613.2 million. Management expects the growth in loans to continue throughout 2004 as economic conditions improve and demand for credit from consumers and businesses increases. If loan demand is not as robust as the growth in deposits, securities may be purchased.

Total deposits at March 31, 2004, were $822.4 million and were up $4.2 million from December 31, 2003. On March 1, 2004, the Bank opened its newest branch in Penfield, New York. This and the Brighton Office, the newest in the Bank, contributed $3.6 million of the quarter's deposit growth. Municipalities' total deposit balance (collateralized principally by held-to-maturity securities) increased approximately $21.8 million for the quarter. Overall deposit growth during the quarter continued to come in core interest-bearing accounts (checking, savings and money market). Consumers and businesses are seeking a positive return for their money, but are also retaining it in a more liquid form, reducing time deposit balances. Additionally, management's tiered pricing of time deposits is focused on offering higher rates to customers in the "choice" packages, thereby reducing the number of and balances in single-product customer accounts. There was no material change in borrowings or other liabilities.

Net interest income changed little for the quarter over the same quarter in 2003. The increase in net interest income caused by the higher volume of net earning assets was offset by the decline in net interest income caused by narrowing spread. For the quarter ended March 31, 2004, average interest earning assets increased $78.2 million to $832.2 million from $754.0 million for the 2003 quarter. The tax-equivalent yields on these assets were 5.42% and 6.30%, respectively, with the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $58.5 million to $717.0 million from $658.5 million. The costs of these liabilities were 1.23% and 1.76%, respectively, reflecting management's continued efforts to lower deposit costs in connection with market rate declines. The net effect of these yield and cost decreases was a decreased spread of 35 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 41 basis points to 4.36% (net interest margin was 4.77% for the three months ended March 31, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 17 basis points in 2004 and 22 basis points in 2003 - which dropped in 2004 due to continued interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $0.8 million positive impact on net interest income for the quarter ended March 31, 2004, while the decrease in spread had $0.8 million negative impact on net interest income as compared to the same quarter of 2003.

As noted in previous reports, management anticipates a continued decline in asset yields in 2004 due to loan repricings and maturities and a generally lower interest rate environment for most of the year. Management believes an interest rate hike later in the year by the Federal Open Market Committee (FMOC) is possible. Notwithstanding a rate hike, asset yields will continue to fall in 2004 and liability costs are likely to remain steady, as management believes liabilities are priced as low as possible, given current economic and competitive conditions. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for additional discussion.

Non-interest income for the quarter ended March 31, 2004, declined to $2.9 million from $3.1 million in 2003. Service charges on deposit accounts remained steady despite an increase in total accounts as newer product offerings - "CNB Options" - and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income grew $0.1 million for the quarter as a result of improvement in market value of assets under administration. The market value at March 31, 2004, exhibited an 18.1% improvement from March 31, 2003; and the book value, the measure of customer growth, improved 4.0% for the same period. Other non-interest income increased $0.1 million to $0.5 million on higher loan servicing fee income. Net gain on the sale of mortgage loans was $0.2 million in 2004 versus $0.8 million in 2003 caused by a nearly 60% decline in volume of closed loans. This trend is likely to continue for the remainder of 2004, unless there is a sudden and large decrease in long-term interest rates. Both quarters' origination activities were higher than the respective immediately preceding quarter due to higher refinancing activities. CNB Mortgage closed the following types of loans for the three-month periods ended March 31, 2004 and 2003 (dollars in thousands).

	2004	2003

Purchase money mortgages	$9,482	10,183
Refinance mortgages	17,932	56,924

Total mortgage originations	$27,414	67,107

Non-interest expenses increased 5.0% or $0.4 million for the quarter ended March 31, 2004, to $7.9 million versus $7.5 million for the 2003 quarter. Excluding salaries and benefits, which rose $0.4 million, non-interest expenses were flat year on year, reflecting a decline of the higher expense growth rates in previous years from the Company's rapid expansion. The increase in salary and benefits came from an increase in full-time equivalent staff, principally from the opening of the Penfield Office and the filling of vacant positions.

The Company's quarterly effective tax rate decreased to 27.0% in 2004 from 30.7% in 2003. The decline in effective rate is attributable to the first quarter of 2004 exhibiting a higher proportion of non-taxable income to total taxable income, due to higher balances of tax-exempt securities.

Liquidity

There has been no material change from December 31, 2003, in the Company's available source of liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2004, the Company used $24.6 million in net cash and equivalents versus generating $12.9 million for the same period in 2003, with the change coming mainly from higher loan originations and securities purchases in 2004.

Net cash provided by operating activities was $0.2 million in 2004, versus $2.9 million in 2003. Both the largest source and use of operating cash in 2004 and 2003 were loans held for sale. Activity in 2004 was significantly lower than in 2003 due to the end of the strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $0.8 million of cash for the three months of 2004 versus $1.8 million for the same period of 2003.

Cash used by investing activities was $27.8 million in 2004 versus providing $1.8 million in 2003. Securities purchases and loan originations were substantially higher in 2004 than in 2003, as management invested cash inflows from deposits gathered at year end 2003. Most of the securities were in the available-for-sale category, providing greater liquidity should the need arise to fund more loans or deposit outflows. Approximately 80% of net loan originations were for commercial purposes, while the remainder were for consumer purposes.

Cash provided by financing activities was $3.1 million in 2004 versus $8.3 million in 2003. The main contributor in both years was deposit activity, with 2004's increase substantially lower than 2003's, when the Company experienced a net outflow in singe-product account holders.

For the remainder of 2004, cash for growth is expected to come primarily from customer sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2004, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2003, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the three-month periods ended March 31, 2004, and 2003 follow (dollars in thousands):

	March 31,

	2004	2003

Balance at beginning of period	$6,331	6,162
Provision for loan losses	490	390
Loans charged off	(483)	(525)
Recoveries on loans previously charged off	173	164

Balance at end of period	$6,511	6,191

Allowance as a percentage of total period end loans	1.05%	1.05%

Allowance as a percentage of non-performing loans	71.9%	59.9%

The provision for loan losses for the three-month period ended March 31, 2004, was 25.6% higher than the same period in 2003. While net-charge-offs were roughly the same for both periods, the total loan portfolio increased, leading to an increase in the allowance which was funded by the provision for loan losses. As discussed more fully in the Company's Form 10-K for the year ended December 31, 2003, management determines the amount necessary in the allowance for loan losses based upon a number of factors. Management, based on its assessment of the loan portfolio, believes the amount of the allowance for loan losses at March 31, 2004, is adequate at $6.5 million. In order to be at that amount, provisions are charged to the income statement, and these amounts will vary from period to period, including this three-month period.

The increase in the allowance for loan losses from $6.2 million at March 31, 2003, to $6.5 million at March 31, 2004, is due mainly to overall loan portfolio growth. Improvements in the portfolio's quality, as evidenced by the decrease in non-performing loans, principally commercial loans, has led to an improvement in the ratio of allowance to non-performing loans.

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2004, and 2003 and twelve months ended December 31, 2003, follow (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2004	2003	2003

Recorded investment at period end	$8,899	9,980	10,241
Impaired loans as percent of total loans	1.44%	1.66%	1.75%
Impaired loans with related allowance	$308	152	540
Related allowance	$88	23	213
Average investment during period	$9,440	10,219	10,635

Reflecting a continued improvement in credit risk, impaired loans declined $1.1 million from December 31, 2003, to March 31, 2004. In addition, impaired loans as a percentage of total loans outstanding have also improved, declining to 1.44% at March 31, 2004, versus 1.66% at December 31, 2003. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2004	2003	2003

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$67	7	8
Real estate-commercial	215	-	-
Real estate-residential	11	23	-
Consumer and other	73	86	92

Total past due 90 days or more and accruing	366	116	100

Loans in non-accrual status:
Commercial, financial & agricultural	1,979	1,995	2,793
Real estate-commercial	6,234	7,419	7,063
Real estate-residential	247	225	385
Consumer and other	225	320	-

Total non-accrual loans	8,685	9,959	10,241

Total non-performing loans	9,051	10,075	10,341

Other real estate owned
Commercial	421	421	583
Residential	-	59	80

Total other real estate owned	421	480	663

Total non-performing assets	$9,472	10,555	11,004

Non-performing loans to total period-end loans	1.46%	1.67%	1.77%

Non-performing assets to total period-end
loans and other real estate	1.53%	1.75%	1.87%

The Company has no troubled debt restructurings.

Total non-performing loans decreased $1.0 million to $9.1 million at March 31, 2004, from $10.1million December 31, 2003, and was due to repayment of loans. Total non-performing loans decreased over the twelve-month period by $1.2 million.

At March 31, 2004, other real estate owned consisted of one commercial property totaling $0.4 million. The Company continues to actively pursue liquidation of the property.

Contractual obligations

Less material, but a part of the Company's ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information presented in the Company's Form 10-K for the year ended December 31, 2003.

Accounting Standard Proposal

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The FASB is expected to issue a final Statement later in 2004 with an expected implementation date in 2005.

If adopted as proposed, this Statement will result in the expensing of the underlying value of stock options using the modified prospective approach, whereby a company would recognize compensation cost for all employee equity-based awards granted, modified or settled after the statement's effective date. In addition, expense would be recognized for the unvested portion of awards outstanding based on their grant-date fair value as calculated under the original provisions of Statement 123. The Company has no options available for award. Based upon the current options outstanding and anticipated vesting, the Company would have an unrecorded liability of approximately $1,118,000 and future expenses totaling $305,000, which would be recognized over the years 2005 through 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

The Company measures net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for the Company's Asset/Liability Committee to manage the Company's interest rate risk profile. There have been no significant changes in market risk or interest rate gap from those disclosed in the Company's 2003 Form 10-K.

For the remainder of 2004, management projects the general interest rate environment to remain stable for the first half of the year and increase in the second half as the economy shows continued signs of recovery, and the Federal Open Market Committee reduces its accommodative monetary policy.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded, based on their evaluation as of March 31, 2004, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 2. Changes in securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to a vote of security holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on April 14, 2004, for the purposes of electing directors and to transact other business that came before the shareholders, which there was none. The following table presents the results of the election of directors:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes

	For	Against	Abstain	Withheld

Patricia A. Boland	367,861	0	5,322	8,856

Richard P. Miller, Jr.	376,717	0	5,322	0

Robert G. Sheridan	376,717	0	5,322	0

Alan J. Stone	376,717	0	5,322	0

Item 5. Other information - Common Stock Trade

On March 18, 2004, 1,371 shares of the Company's common stock were traded in an open-market transaction at the following prices per share:

Average	High	Low

$ 328.61	$ 391.65	$ 310.00

The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sale price may not be indicative of the actual market value of the Company's stock.

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibit	Where exhibit may be found:

(3.i.)	Certificate of Incorporation, of the Registrant, as amended	Exhibit A on Form 10-K for the year ended December 31, 1994, with amendment contained in Form 10Q for the quarter ended March 31, 2002

(3.ii.)	By-laws of the Registrant, as amended	Exhibit B on Form 10-K for the year ended December 31, 1994

(10)	Canandaigua National Corporation Stock Option Plan	Filed with Proxy Statement for the year ended December 31, 1997

(31.1.)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Principal Financial and Accounting Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32.1)	Section 1350 Certification of Chief Executive Officer	Filed Herewith

(32.2)	Section 1350 Certification of Principal Financial and Accounting Officer	Filed Herewith

(b)	Reports on Form 8-K:	None

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 7, 2004	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Chief Executive Officer

May 7, 2004	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

May 7, 2004	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit

(31.1)	Certification of Chief Executive Officer Pursuant to 18
U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial and Accounting Officer Pursuant
to 18U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Principal Financial and Accounting
Officer