Form 10-Q
period 2004-06-30
CANANDAIGUA NATIONAL CORP
filed 2004-08-09
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

The number of shares outstanding of each of the issuer's classes of common stock was 478,057 shares of common stock, par value $20.00, outstanding at July 23, 2004.

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

The important factors discussed below, as well as other factors discussed within this document and future filings, and those presented elsewhere by management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. Among the factors that could cause actual results to differ from these forward-looking statements are:

- The strength of the United States economy in general and the strength of the local economy in particular; general economic conditions, either nationally or locally could be less favorable than expected, resulting in, for example, a deterioration in credit quality of assets;

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

- Changes in commercial and consumer spending and saving habits; and

- The Company's success in managing these risks.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2004

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2004 and December 31, 2003 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003

Assets
Cash and due from banks	$42,850	41,757
Interest-bearing deposits with other financial institutions	3,015	49
Federal funds sold	6,400	51,800
Securities:
- Available-for-sale, at fair value	80,239	64,795
- Held-to-maturity (fair value of $120,765 in 2004 and $125,471 in 2003)	119,099	121,200
Loans:
Commercial, financial and agricultural	140,370	120,920
Commercial mortgage	278,315	273,512
Residential mortgage	95,809	91,975
Consumer-auto indirect	104,486	92,514
Consumer-other	23,001	20,887
Other	391	519
Loans held for sale	5,490	1,919

Total loans	647,862	602,246
Less: Allowance for loan losses	(6,797)	(6,331)

Loans - net	641,065	595,915
Premises and equipment - net	15,330	15,887
Accrued interest receivable	4,005	3,898
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,133	2,194
Other assets	11,587	10,280

Total Assets	$925,723	907,775

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest-bearing	$129,719	113,929
Interest-bearing	98,499	91,775
Savings and money market	423,883	416,358
Time	183,243	196,096

Total deposits	835,344	818,158
Borrowings	969	995
Junior subordinated debentures	20,130	20,099
Accrued interest payable and other liabilities	5,040	6,954

Total Liabilities	861,483	846,206

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 in 2004 and in 2003	9,732	9,732
Additional paid-in capital	7,070	6,958
Retained earnings	49,392	45,729
Treasury stock, at cost (8,567 shares in 2004 and 9,415 in 2003)	(1,067)	(1,158)
Accumulated other comprehensive income (loss)	(887)	308

Total Stockholders' Equity	64,240	61,569

Total Liabilities and Stockholders' Equity	$925,723	907,775

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2004 and 2003 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Interest income:
Loans, including fees	$9,028	9,395	$17,957	19,136
Securities	1,838	1,538	3,546	3,106
Other	105	110	204	154

Total interest income	10,971	11,043	21,707	22,396

Interest expense:
Deposits	1,849	2,488	3,793	5,110
Borrowings	8	8	16	17
Junior subordinated debentures	254	255	508	522

Total interest expense	2,111	2,751	4,317	5,649

Net interest income	8,860	8,292	17,390	16,747
Provision for loan losses	420	255	910	645

Net interest income after provision for loan losses	8,440	8,037	16,480	16,102

Non-interest income:
Service charges on deposit accounts	1,370	1,307	2,604	2,510
Trust income	869	767	1,761	1,548
Net gain on sale of mortgage loans	406	1,086	646	1,899
Mortgage servicing, net	159	60	316	159
Net gain on call of securities	36	-	36	-
Other	369	407	705	632

Total non-interest income	3,209	3,627	6,068	6,748

Non-interest expenses:
Salaries and employee benefits	4,374	4,512	8,907	8,599
Occupancy	1,567	1,464	3,121	2,868
Marketing and public relations	306	413	547	767
Office supplies, printing and postage	288	272	641	587
FDIC insurance	31	30	61	60
Other	1,501	1,263	2,666	2,573

Total non-interest expenses	8,067	7,954	15,943	15,454

Income before income taxes	3,582	3,710	6,605	7,396
Income taxes	885	1,125	1,702	2,256

Net income	$2,697	2,585	$4,903	5,140

Basic earnings per share	$5.64	5.42	$10.27	10.77

Diluted earnings per share	$5.38	5.30	$9.81	10.57

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six-month periods ended June 30, 2004 and 2003 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2003	$9,732	6,958	45,729	(1,158)	308	61,569
Comprehensive income:
Change in unrealized gain (loss)
on securities available-for-sale,
net of taxes of ($745)	-	-	-	-	(1,195)	(1,195)
Net income	-	-	4,903	-	-	4,903

Total comprehensive income						3,708

Sale of 848 shares of
treasury stock	-	112	-	91	-	203
Cash dividend - $2.60 per share	-	-	(1,240)	-	-	(1,240)

Balance at June 30, 2004	$9,732	7,070	49,392	(1,067)	(887)	64,240

Balance at December 31, 2002	$9,732	6,958	37,655	(1,159)	231	53,417
Comprehensive income:
Change in unrealized gain on
securities available-for-sale,
net of taxes of $39	-	-	-	-	64	64
Net income	-	-	5,140	-	-	5,140

Total comprehensive income						5,204

Cash dividend - $2.15 per share	-	-	(1,026)	-	-	(1,026)

Balance at June 30, 2003	$9,732	6,958	41,769	(1,159)	295	57,595

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2004 and 2003 (Unaudited) (dollars in thousands)

	2004	2003

Cash flow from operating activities:
Net income	$4,903	5,140
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,633	1,605
Provision for loan losses	910	645
Deferred income tax expense (benefit)	50	(1)
Undistributed (income) loss from minority-owned entities	(7)	6
Net gain on sale of other real estate owned	(9)	-
Net gain on call of securities	(36)	-
Net gain on sale of mortgage loans	(646)	(1,899)
Originations of loans held for sale	(58,365)	(145,840)
Proceeds from sale of loans held for sale	55,440	145,781
Increase in accrued interest receivable and other assets	(895)	(755)
Decrease in accrued interest payable and other liabilities	(1,914)	(849)

Net cash provided by operating activities	1,064	3,833

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	7,450	7,220
Purchases	(24,850)	(7,330)
Securities held-to-maturity:
Proceeds from maturities and calls	17,564	15,131
Purchases	(15,598)	(19,032)
Increase in loans, net	(42,489)	(43)
Fixed asset purchases, net	(734)	(1,020)
Proceeds from call of FHLB stock	61	6
Investment in minority-owned entity	-	(250)
Cash received from sale of other real estate	68	-

Net cash used in investing activities	(58,528)	(5,318)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	30,039	49,153
Net decrease in time deposits	(12,853)	(14,476)
Principal repayments on borrowings	(26)	(26)
Proceeds from sale of treasury stock	203	-
Dividends paid	(1,240)	(1,026)

Net cash provided by financing activities	16,123	33,625

Net (decrease) increase in cash and cash equivalents	(41,341)	32,140
Cash and cash equivalents - beginning of period	93,606	49,857

Cash and cash equivalents - end of period	$52,265	81,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,425	5,973

Income taxes	$1,872	2,427

Additions to other real estate acquired through foreclosure	$-	162

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2003, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Option Plan

The Company's Stock Option Plan authorizes grants of options to purchase up to 48,000 shares of common stock. In 2004, the Board of Directors granted 6,567 non-qualified options to management under the Company's incentive compensation plan (8,142 in 2003). The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at times varying from two years to twenty-six years. The options are fully vested and have a maximum term of one year following the holder's retirement. With this grant, all 48,000 options available have been granted.

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

For the six months ended June 30,	2004	2003

Net income as reported	$4,903	5,140
Compensation expense, net of taxes	324	182

Pro forma net income	$4,579	4,958

Earnings per share:
As reported:
Basic	$10.27	10.77
Diluted	$9.81	10.57
Pro forma:
Basic	$9.59	10.39
Diluted	$9.16	10.20

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

(3) Dividends Per Share

The Company declared a semi-annual $2.70 per share dividend on common stock on July 14, 2004, to shareholders of record July 14, 2004, which was paid on August 2, 2004. The Company also declared a semi-annual $2.60 per share dividend on common stock on January 14, 2004, to shareholders of record January 14, 2004, which was paid on February 2, 2004.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2004, and 2003 follow (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,697	2,585	$4,903	5,140
Weighted average common shares outstanding	477,768	477,203	477,494	477,203

Basic earnings per share	$5.64	5.42	$10.27	10.77

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,697	2,585	$4,903	5,140
Weighted average common shares outstanding	477,768	477,203	477,494	477,203
Effect of assumed exercise of stock options	23,248	10,596	22,326	9,086

Total	501,016	487,799	499,820	486,289

Diluted earnings per share	$5.38	5.30	$9.81	10.57

(5) Segment Information

Reportable segments are comprised of the Company and its banking subsidiary operations (Bank) and CNB Mortgage (CNBM), as their performance is evaluated on an individual operating basis. The interim period reportable segment information for the three- and six-month periods ended June 30, 2004 and 2003 follows (dollars in thousands):

Three months ended June 30,	2004		2003

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$11,986	83	11,649	270
Intersegment	(434)	434	(1,248)	1,248

Total segment revenues	$11,552	517	10,401	1,518

Net income:
Bank	$2,697		2,585
CNBM	110		719

Total segment net income	2,807		3,304
Eliminations	(110)		(719)

Total net income	$2,697		2,585

(5) Segment Information (continued)

Six months ended June 30,	2004		2003

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$23,271	187	23,062	433
Intersegment	(695)	695	(1,910)	1,910

Total segment revenues	$22,576	882	21,152	2,343

Net income:
Bank	$4,903		5,140
CNBM	184		1,073

Total segment net income	5,087		6,213
Eliminations	(184)		(1,073)

Total net income	$4,903		5,140

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

Overview

Net income for the six-month period ended June 30, 2004, was $4.9 million or $9.81 per share and is ahead budget, with the full year budgeted at $18.29 per share. The results for the year to date were only $0.3 million or 5.3% lower than the same period in 2003, considering gains on sale of mortgage loans are off $1.3 million from 2003, following the end of the three-year mortgage refinance boom. Growth in core franchise revenue, net interest income, was 3.8%, but was offset by a 41.1% increase in provision for loan losses, which is consistent with provisioning normally accompanying growth of the Company's loan portfolio. Total revenues (net interest income before provision and non-interest income) are nearly the same year on year. Non-interest expenses increased in 2004 by about 3.2%, mostly in salaries and employee benefits.

The balance sheet grew modestly from year-end 2003, but earning assets were shifted from lower yielding federal funds sold into securities and loans. Deposits also increased with the mix continuing to trend to savings and money market from time.

Critical Accounting Estimate

The Company's management is encouraged, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that are judged to be critical -- those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. Management considers the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the amount of the allowance required to reflect credit losses in the portfolio. There has been no change in the Company's methodology for estimating the Allowance, which is fully described within the 2003 Annual Report.

Financial Condition and Results of Operations

Three months ended June 30, 2004

At June 30, 2004, total assets of the Company were $925.7 million, up $13.8 million or 1.5% from $911.9 million at March 31, 2004. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased $16.8 million to $52.3 million, as a result of security purchases and loan originations. The securities portfolios increased $2.7 million in total, with most growth in the available-for-sale category. This category is used to manage current liquidity and short to medium term interest rate risk. The market value of securities available-for-sale declined approximately 3% during the quarter in reaction to an increase in the Treasury yield curve overall and fed funds rate in particular. Management has identified no evidence of other-than-temporary impairment in the portfolio. Net loans increased $27.8 million to $641.1 million. Portfolios showing the greatest increase were commercial and consumer, both of which management expects will continue to grow through the remainder of 2004 as economic conditions improve and demand for credit by consumers and businesses increases. If loan demand is not as robust as the growth in deposits, securities may be purchased or federal funds sold.

Total deposits at June 30, 2004, were $835.3 million and were up $13.0 million from March 31, 2004. On March 1, 2004, the Bank opened its newest branch in Penfield, New York. This and the Brighton Office, opened in December 2002, contributed $7.3 million of the quarter's net deposit growth. Municipalities' total deposit balance (collateralized by securities) decreased approximately $16.4 million for the quarter. These deposits are expected to further decline during the summer, but increase again in September and October as state aid payments and tax collections resume. Overall deposit growth during the quarter continued to come in core interest-bearing accounts (checking, savings and money market), with some increase in non-interest bearing demand, as well. Consumers and businesses continue to shy away from time deposits, given their current relatively low yields. Additionally, management's tiered pricing of time deposits is focused on offering higher rates to customers in the "choice" packages, thereby reducing the number of and balances in single-product customer accounts. As interest rates rise, management anticipates some customer balances to migrate back to time deposits. There was no material change in borrowings or other liabilities.

Net interest income improved 6.8% for the quarter over the same quarter in 2003. This increase was almost entirely due to the decrease in funding costs, caused by continued downward pricing of deposits. The higher volume of interest-earning assets was offset by a decline in their yield, while the higher volume of interest-bearing deposits had little impact. For the quarter ended June 30, 2004, average interest-earning assets increased $80.2 million to $860.1 million from $779.9 million for the 2003 quarter. The tax-equivalent yields on these assets were 5.37% and 5.95%, respectively, with the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $59.2 million to $736.8 million from $677.6 million. The costs of these liabilities were 1.15% and 1.62%, respectively, reflecting management's continued efforts to lower deposit costs in connection with market rate declines. The net effect of these yield and cost decreases was a decreased spread of 11 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 15 basis points to 4.39% (net interest margin was 4.54% for the three months ended June 30, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 16 basis points in 2004 and 21 basis points in 2003 - which dropped in 2004 due to continued interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $0.8 million positive impact on net interest income for the quarter ended June 30, 2004, while the decrease in spread had $0.1 million negative impact on net interest income as compared to the same quarter of 2003.

As noted in previous reports, management anticipates a continued decline in asset yields in 2004 due to loan repricings and maturities and a rising interest rate environment for the remainder of the year. The Federal Open Market Committee (FMOC) began raising the federal funds target rate in June 2004 by 25 basis points (1/4%). Management believes additional interest rate hikes will occur before year end. Refer to Interest Rate Sensitivity and Asset / Liability Management Review section for additional discussion.

Non-interest income for the quarter ended June 30, 2004, declined to $3.2 million from $3.6 million in 2003. Service charges on deposit accounts remained steady despite an increase in total accounts as newer product offerings -- "CNB Options" -- and higher balances provided customers more fee waiver opportunities, particularly with ATM surcharges. Trust income grew $0.1 million for the quarter as a result of an improvement in market value of assets under administration. The market value at June 30, 2004, exhibited a 13.2% improvement from June 30, 2003; and the book value, the measure of customer growth, improved 6.0% for the same period. Income from mortgage servicing increased $0.1 million on an increase in residential mortgage loans serviced for others to $305.2 million at June 30, 2004, from $246.4 million at June 30, 2003. Net gain on the sale of mortgage loans was $0.4 million in 2004 versus $1.1 million in 2003 caused by a nearly 60% decline in volume of closed loans. This trend is likely to continue for the remainder of 2004, unless there is a sudden and large decrease in long-term interest rates. CNB Mortgage closed the following types of loans for the three-month periods ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003

Purchase money mortgages	$16,029	17,525
Refinance mortgages	19,490	65,813

Total mortgage closings	$35,519	83,338

Non-interest expenses increased 1.4% or $0.1 million for the quarter ended June 30, 2004, to $8.1 million versus $8.0 million for the 2003 quarter. There were no substantial changes in any particular line item, year over year, reflecting a decline of the higher expense growth rates in previous years from the Company's rapid expansion.

The Company's quarterly effective tax rate declined to 24.7% in 2004 from 30.3% in 2003 as a result of the combination of higher non-taxable interest income and lower overall taxable income.

Six months ended June 30, 2004

At June 30, 2004, total assets of the Company were up $17.9 million or 2.0% from $907.8 million at December 31, 2003. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased $41.3 million to $52.3 million, as a result of security purchases and loan originations. The securities portfolios increased $13.3 million in total. Net loans increased $45.2 million to $641.1 million. Total deposits at June 30, 2004, were up $17.2 million from December 31, 2003.

Net interest income improved 3.8% for the six-month period in 2004 over the same period in 2003. This increase was a result of net volume growth exceeding the net reduction in spread caused by continued downward pricing of investments, loans and deposits. For the six months ended June 30, 2004, average interest earning assets increased $79.7 million to $848.0 million from $768.3 million for the 2003 period. The tax-equivalent yields on these assets were 5.38% and 6.12%, respectively, with the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $60.8 million to $728.8 million from $668.0 million. The costs of these liabilities were 1.18% and 1.69%, respectively, reflecting management's continued efforts to lower deposit costs in connection with market rate declines. The net effect of these yield and cost decreases was a decreased spread of 23 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 29 basis points to 4.36% (net interest margin was 4.65% for the six months ended June 30, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 16 basis points in 2004 and 22 basis points in 2003 - which dropped in 2004 due to continued interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $1.9 million positive impact on net interest income for the six months ended June 30, 2004, while the decrease in spread had $1.3 million negative impact on net interest income as compared to the same period of 2003.

Non-interest income for the six months ended June 30, 2004, declined to $6.1 million from $6.7 million in 2003. Service charges on deposit accounts increased due to growth in total accounts, offset by fee waiver opportunities afforded by "CNB Options" and higher account balances. Trust income grew $0.2 million for the period as a result of improvement in market value of assets under administration. Income from mortgage servicing increased $0.2 million on an increase in residential mortgage loans serviced for others. Net gain on the sale of mortgage loans was $0.6 million in 2004 versus $1.9 million in 2003 caused by the decline in volume of closed loans. As noted above, this trend is likely to continue for the remainder of 2004. CNB Mortgage closed the following types of loans for the six-month periods ended June 30, 2004 and 2003 (dollars in thousands).

	2004	2003

Purchase money mortgages	$25,510	27,708
Refinance mortgages	37,422	122,738

Total mortgage originations	$62,932	150,446

Non-interest expenses increased 3.2% or $0.5 million for the six months ended June 30, 2004, over the same period in 2003. Excluding salaries and benefits, which rose $0.3 million, non-interest expenses were generally flat year on year, reflecting a decline of the higher expense growth rates in previous years from the Company's rapid expansion. The increase in salary and benefits came from an increase in full-time equivalent staff, principally from the opening of the Penfield Office and the filling of vacant positions.

The Company's effective tax rate for the year to date in 2004 declined to 25.7% from 30.5% in 2003. The reasons are noted in the quarter-to-date discussion above.

Liquidity

There has been no material change from December 31, 2003, in the Company's available sources of liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the six months ended June 30, 2004, the Company used $41.3 million in net cash and equivalents versus generating $32.1 million for the same period in 2003, with the change coming mainly from higher loan originations and securities purchases in 2004.

Net cash provided by operating activities was $1.1 million in 2004, versus $3.8 million in 2003. Both the largest source and use of operating cash in 2004 and 2003 were loans held for sale. Activity in 2004 was significantly lower than in 2003 due to the end of the strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $4.6 million of cash for the first six months of 2004 versus $5.8 million for the same period of 2003.

Cash used by investing activities was $58.5 million in 2004 versus $5.3 million in 2003. Both securities purchases and loan originations were substantially higher in 2004 than in 2003, as management invested cash inflows from deposits in these higher-yielding assets rather than in lower-yielding federal funds sold. Most of the securities growth was in the available-for-sale category, providing greater liquidity should the need arise to fund more loans or deposit outflows. About half of the net loan originations was for commercial purposes, and the other half for consumer purposes.

Cash provided by financing activities was $16.1 million in 2004 versus $33.6 million in 2003. The main contributor in both years was deposit activity, with 2004's increase roughly half of 2003's, reflecting the maturity of some markets.

For the remainder of 2004, cash for growth is expected to come primarily from customer sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2004, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2003, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2004, and 2003 follow (dollars in thousands):

	June 30,

	2004	2003

Balance at beginning of period	$6,331	6,162
Provision for loan losses	910	645
Loans charged off	(743)	(987)
Recoveries on loans previously charged off	299	343

Balance at end of period	$6,797	6,163

Allowance as a percentage of total period-end loans	1.05%	1.04%

Allowance as a percentage of non-performing loans	72.5%	57.2%

The provision for loan losses for the six-month period ended June 30, 2004, was 41.1% higher than the same period in 2003. While net-charge-offs were lower in 2004 than in 2003, the total loan portfolio increased in 2004, leading to an increase in the allowance which was funded by the provision for loan losses. As discussed more fully in the Company's Form 10-K for the year ended December 31, 2003, management determines the amount necessary in the allowance for loan losses based upon a number of factors. Management, based on its assessment of the loan portfolio, believes the amount of the allowance for loan losses at June 30, 2004, is adequate at $6.8 million. In order to be at that amount, provisions are charged to the income statement, and these amounts will vary from period to period, including this six month period.

The increase in the allowance for loan losses from $6.2 million at June 30, 2003, to $6.8 million at June 30, 2004, is due mainly to overall loan portfolio growth. Improvements in the portfolio's quality, as evidenced by the decrease in non-performing loans, principally commercial loans, has led to an improvement in the ratio of allowance to non-performing loans.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2004, and 2003 and twelve months ended December 31, 2003, follow (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2004	2003	2003

Recorded investment at period end	$8,919	9,980	10,458
Impaired loans as percent of total loans	1.38%	1.66%	1.79%
Impaired loans with related allowance	$124	152	334
Related allowance	$19	23	85
Average investment during period	$9,266	10,219	10,575

Reflecting a continued improvement in credit quality, impaired loans declined $1.1 million from December 31, 2003, to June 30, 2004. In addition, impaired loans as a percentage of total loans outstanding have also improved, declining to 1.38% at June 30, 2004, versus 1.66% at December 31, 2003. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2004	2003	2003

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$73	7	4
Real estate-commercial	323	-	101
Real estate-residential	-	23	143
Consumer and other	64	86	96

Total past due 90 days or more and accruing	460	116	344

Loans in non-accrual status:
Commercial, financial & agricultural	2,069	1,995	2,145
Real estate-commercial	6,405	7,419	7,690
Real estate-residential	220	225	280
Consumer and other	225	320	323

Total non-accrual loans	8,919	9,959	10,438

Total non-performing loans	9,379	10,075	10,782

Other real estate owned
Commercial	421	421	583
Residential	-	59	80

Total other real estate owned	421	480	663

Total non-performing assets	$9,800	10,555	11,445

Non-performing loans to total period-end loans	1.45%	1.67%	1.83%

Non-performing assets to total period-end
loans and other real estate	1.52%	1.75%	1.94%

The Company has no troubled debt restructurings.

Total non-performing loans decreased $0.7 million to $9.4 million at June 30, 2004, from $10.1 million at December 31, 2003, and was due to repayment of loans. Total non-performing loans decreased over the twelve-month period by $1.4 million.

At June 30, 2004, other real estate owned consisted of one commercial property totaling $0.4 million. The Company continues to actively pursue liquidation of the property.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

The Company models net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for the Company's Asset/Liability Committee to manage the Company's interest rate risk profile. There have been no significant changes in market risk or interest rate gap from those disclosed in the Company's 2003 Form 10-K.

For the remainder of 2004, management projects a rising interest rate environment as the economy shows continued signs of recovery, and the Federal Open Market Committee reduces its accommodative monetary policy. Management's measurement indicates a 5% annualized in net interest income using the model discussed above.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded, based on their evaluation as of June 30, 2004, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities

The following table sets forth, for monthly period indicated in 2004, the total number of shares purchased and the price paid per share by the Canandaigua National Bank and Trust Company Employee Stock Ownership Plan (ESOP), and Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin award. Both the ESOP and Bank are considered affiliated purchasers of the Company under Item 703 of Regulation S-K. The ESOP per share price is determined by an independent third party appraisal of the stock for purposes of the ESOP to comply with income tax regulations. The Bank price per share is determined from the latest open-market transaction. The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Accordingly, the per-share price may not be indicative of the actual market value of the Company's stock.

Date	# shares	Price	Purpose

March, 2004	525	$ 200.00	ESOP
May, 2004	8	$ 361.46	Arthur S. Hamlin Award
June, 2004	315	$ 300.00	ESOP

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security holders

None

Item 5. Other information

Common Stock Trades

The following table presents information, known to management, about the Company's common stock traded in open-market transactions for the year to date through the date of this filing.

Date	# shares	Average	High	Low

March 18, 2004	1,371	$ 328.61	$ 391.65	$ 310.00
May 20, 2004	400	$ 361.46	$ 410.00	$ 350.00
July 22, 2004	600	$ 384.25	$ 401.96	$ 380.00

The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sale price may not be indicative of the actual market value of the Company's stock.

Changes in Board of Directors

The Board of Directors of Canandaigua National Corporation, management and employees were all saddened by the sudden and unexpected death of our Chairman, David Hamlin, Jr. (61) on June 10, 2004.  He was addressing our Employees' Award Dinner at the time. He had started his remarks by saying, "Before I say a few words about banking for fun and profit...I think it appropriate that I thank all of tonight's award recipients for their years of dedicated and fruitful service, and I express this appreciation on behalf of the Board of Directors and all of our Shareholders." David above all was a great leader, decorated fighter pilot, farmer, public servant, husband, father, and cousin.  We all join his family in celebrating his life, accomplishments and value as a human being of great consequence.  He was exceedingly proud of the Company and what has been accomplished. He would have us honor his memory by simply carrying on as we have been and having some fun as we do so.

James S. Fralick was unanimously voted Chairman until the next shareholders' meeting in 2005 at the Board of Directors meeting held on July 14, 2004

Frank H. Hamlin, III, son of George W. Hamlin, IV, was also unanimously elected at this same Board meeting as a director to serve the remainder of David Hamlin, Jr.'s term until 2006. Mr. Frank H. Hamlin, III is 31 years old and is an attorney in Canandaigua, New York.

Thomas S. Richards, age 61, former Chairman, President and Chief Executive Officer of RGS Energy Group, Inc., and Rochester Gas and Electric Corporation and most recently Chairman of Greater Rochester Enterprise, was unanimously elected as a director to serve a term until 2005 by the Executive Committee of Board of Directors on July 27, 2004.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 9, 2004	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Chief Executive Officer

August 9, 2004	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

August 9, 2004	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit

(31.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Principal Financial and Accounting Officer