Form 10-Q
period 2004-09-30
CANANDAIGUA NATIONAL CORP
filed 2004-11-05
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Form 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
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

The number of shares outstanding of each of the issuer's classes of common stock was 480,233 shares of common stock, par value $20.00, outstanding at October 22, 2004.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2004

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2004 and December 31, 2003 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003

Assets
Cash and due from banks	$37,034	41,757
Interest-bearing deposits with other financial institutions	3,157	49
Federal funds sold	30,400	51,800
Securities:
- Available-for-sale, at fair value	82,851	64,795
- Held-to-maturity (fair value of $123,188 in 2004 and $125,471 in 2003)	120,193	121,200
Loans:
Commercial, financial and agricultural	142,381	120,920
Commercial mortgage	292,026	273,512
Residential mortgage	100,378	91,975
Consumer-auto indirect	110,925	92,514
Consumer-other	23,635	20,887
Other	143	519
Loans held for sale	6,793	1,919

Total loans	676,281	602,246
Less: Allowance for loan losses	(7,012)	(6,331)

Loans - net	669,269	595,915
Premises and equipment - net	15,275	15,887
Accrued interest receivable	4,571	3,898
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,133	2,194
Other assets	10,120	10,280

Total Assets	$975,003	907,775

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest-bearing	$138,330	113,929
Interest-bearing	97,783	91,775
Savings and money market	455,464	416,358
Time	189,458	196,096

Total deposits	881,035	818,158
Borrowings	955	995
Junior subordinated debentures	20,146	20,099
Accrued interest payable and other liabilities	5,541	6,954

Total Liabilities	907,677	846,206

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 in 2004 and in 2003	9,732	9,732
Additional paid-in capital	7,316	6,958
Retained earnings	51,015	45,729
Treasury stock, at cost (6,391 shares in 2004 and 9,415 in 2003)	(823)	(1,158)
Accumulated other comprehensive income	86	308

Total Stockholders' Equity	67,326	61,569

Total Liabilities and Stockholders' Equity	$975,003	907,775

See accompanying notes to condensed consolidated financial statements (unaudited).

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2004 and 2003 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Interest income:
Loans, including fees	$9,315	9,405	$27,272	28,541
Securities	1,839	1,542	5,385	4,648
Other	100	113	304	267

Total interest income	11,254	11,060	32,961	33,456

Interest expense:
Deposits	1,864	2,259	5,657	7,369
Borrowings	8	9	24	26
Junior subordinated debentures	282	245	790	767

Total interest expense	2,154	2,513	6,471	8,162

Net interest income	9,100	8,547	26,490	25,294
Provision for loan losses	300	325	1,210	970

Net interest income after provision for loan losses	8,800	8,222	25,280	24,324

Non-interest income:
Service charges on deposit accounts	1,388	1,326	3,992	3,836
Trust income	921	809	2,682	2,357
Net gain on sale of mortgage loans	336	687	982	2,586
Mortgage servicing, net	156	91	472	250
Net gain on call of securities	-	-	36	-
Other	481	303	1,186	935

Total non-interest income	3,282	3,216	9,350	9,964

Non-interest expenses:
Salaries and employee benefits	4,477	4,023	13,384	12,622
Occupancy	1,527	1,367	4,648	4,235
Marketing and public relations	263	353	810	1,120
Office supplies, printing and postage	310	257	951	844
FDIC insurance	30	30	91	90
Other	1,516	1,408	4,182	3,981

Total non-interest expenses	8,123	7,438	24,066	22,892

Income before income taxes	3,959	4,000	10,564	11,396
Income taxes	1,045	990	2,747	3,246

Net income	$2,914	3,010	$7,817	8,150

Basic earnings per share	$6.08	6.31	$16.35	17.08

Diluted earnings per share	$5.77	6.12	$15.58	16.69

See accompanying notes to condensed consolidated financial statements (unaudited).

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-month periods ended September 30, 2004 and 2003 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2003	$9,732	6,958	45,729	(1,158)	308	61,569
Comprehensive income:
Change in unrealized gain on (loss)
securities available-for-sale,
net of taxes of ($141)	-	-	-	-	(222)	(222)
Net income	-	-	7,817	-	-	7,817

Total comprehensive income						7,595

Sale of 848 shares of
treasury stock	-	112	-	91	-	203
Exercise of 2,176 stock
options	-	246	-	244	-	490
Cash dividend - $5.30 per share	-	-	(2,531)	-	-	(2,531)

Balance at September 30, 2004	$9,732	7,316	51,015	(823)	86	67,326

Balance at December 31, 2002	$9,732	6,958	37,655	(1,159)	231	53,417
Comprehensive income:
Change in unrealized gain on
securities available-for-sale,
net of taxes of $119	-	-	-	-	192	192
Net income	-	-	8,150	-	-	8,150

Total comprehensive income						8,342

Sale of 6 shares of
treasury stock	-	-	-	1	-	1
Cash dividend - $4.75 per share	-	-	(2,267)	-	-	(2,267)

Balance at September 30, 2003	$9,732	6,958	43,538	(1,158)	423	59,493

See accompanying notes to condensed consolidated financial statements (unaudited).

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2004 and 2003 (Unaudited) (dollars in thousands)

	2004	2003

Cash flow from operating activities:
Net income	$7,817	8,150
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,395	2,429
Provision for loan losses	1,210	970
Deferred income tax expense	125	112
Undistributed (income) loss from minority-owned entities	(7)	6
Net gain on sale of other real estate owned	(9)	-
Net gain on call of securities	(36)	-
Net gain on sale of mortgage loans	(982)	(2,586)
Originations of loans held for sale	(84,652)	(209,412)
Proceeds from sale of loans held for sale	80,760	215,889
Increase in accrued interest receivable and other assets	(735)	(1,647)
Decrease in accrued interest payable and other liabilities	(1,184)	(1,117)

Net cash provided by operating activities	4,702	12,794

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	8,836	13,380
Purchases	(27,204)	(23,398)
Securities held-to-maturity:
Proceeds from maturities and calls	23,717	20,194
Purchases	(23,004)	(25,166)
Increase in loans, net	(69,690)	(11,104)
Fixed asset purchases, net	(1,264)	(1,360)
Proceeds from call of FHLB stock	61	6
Investment in minority-owned entity	(7)	(250)
Cash received from sale of other real estate	68	168

Net cash used in investing activities	(88,487)	(27,530)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	69,515	88,417
Net decrease in time deposits	(6,638)	(27,218)
Principal repayments on borrowings	(40)	(39)
Proceeds from sale of treasury stock	203	1
Proceeds from exercise of stock options	261	-
Dividends paid	(2,531)	(2,267)

Net cash provided by financing activities	60,770	58,894

Net (decrease) increase in cash and cash equivalents	(23,015)	44,158
Cash and cash equivalents - beginning of period	93,606	49,857

Cash and cash equivalents - end of period	$70,591	94,015

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,564	8,627

Income taxes	$2,553	4,184

Additions to other real estate acquired through foreclosure	$-	162

See accompanying notes to condensed consolidated financial statements (unaudited).

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2003, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Option Plan

The Company's Stock Option Plan authorizes grants of options to purchase up to 48,000 shares of common stock. In 2004, the Board of Directors granted 6,567 non-qualified options to management under the Company's incentive compensation plan (8,142 in 2003). The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at times varying from two years to twenty-nine years. The options are fully vested and have a maximum term of one year following the holder's retirement. With this grant, all 48,000 options available have been granted.

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

For the nine months ended September 30,	2004	2003

Net income as reported	$7,817	8,150
Compensation expense, net of taxes	324	182

Pro forma net income	$7,493	7,968

Earnings per share:
As reported:
Basic	$16.35	17.08
Diluted	$15.58	16.69
Pro forma:
Basic	$15.67	16.70
Diluted	$14.94	16.32

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

(3) Dividends Per Share

The Company declared a semi-annual $2.70 per share dividend on common stock on July 14, 2004, to shareholders of record July 14, 2004, which was paid on August 2, 2004. The Company also declared a semi-annual $2.60 per share dividend on common stock on January 14, 2004, to shareholders of record January 14, 2004, which was paid on February 2, 2004. Total dividends per share paid for the nine months in 2004 were $5.30 and in 2003 were $4.75.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2004, and 2003 follow (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,914	3,010	$7,817	8,150
Weighted average common shares outstanding	479,547	477,208	478,184	477,205

Basic earnings per share	$6.08	6.31	$16.35	17.08

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,914	3,010	$7,817	8,150
Weighted average common shares outstanding	479,547	477,208	478,184	477,205
Effect of assumed exercise of stock options	25,521	14,957	23,398	11,064

Total	505,068	492,165	501,582	488,269

Diluted earnings per share	$5.77	6.12	$15.58	16.69

(5) Segment Information

Reportable segments are comprised of the Company and its banking subsidiary operations (Bank) and CNB Mortgage (CNBM), as their performance is evaluated on an individual operating basis. The interim period reportable segment information for the three- and nine-month periods ended September 30, 2004 and 2003 follows (dollars in thousands):

Three months ended September 30,	2004		2003

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,048	334	11,711	52
Intersegment	(338)	338	(1,066)	1,066

Total segment revenues	$11,710	672	10,645	1,118

Net income:
Bank	$2,914		3,010
CNBM	269		506

Total segment net income	3,183		3,516
Eliminations	(269)		(506)

Total net income	$2,914		3,010

(5) Segment Information (continued)

Nine months ended September 30,	2004		2003

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$35,319	521	34,773	485
Intersegment	(1,033)	1,033	(2,976)	2,976

Total segment revenues	$34,286	1,554	31,797	3,461

Net income:
Bank	$7,817		8,150
CNBM	452		1,579

Total segment net income	8,269		9,729
Eliminations	(452)		(1,579)

Total net income	$7,817		8,150

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

Overview

Net income for the nine-month period ended September 30, 2004, was $7.8 million or $15.58 per share and is ahead of budget, with the full year budgeted at $18.29 per share. The results for the year to date were only $0.3 million or 4.1% lower than the same period in 2003, considering gains on sale of mortgage loans are off $1.6 million from 2003, following the end of the three-year mortgage refinance boom. Growth in core franchise revenue, net interest income, was $1.2 million or 4.7%, but was offset by a $0.2 million or 24.7% increase in provision for loan losses, which typically accompanys growth of the Company's loan portfolio. Total revenues in 2004 (net interest income before provision and non-interest income) are $0.6 million higher than 2003. Non-interest expenses increased in 2004 by 5.1%, mostly in employee costs and occupancy costs.

The balance sheet grew 7.4% or $67.2 million from year-end 2003, with earning assets shifting from lower yielding federal funds sold into securities and loans. Deposits increased 7.7% or $62.9 million with the mix continuing to trend to checking, savings and money market from time.

Critical Accounting Estimate

Management is encouraged, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that are judged to be critical -- those most important to the portrayal of the Company's financial condition and results, and that require management's most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the amount of the allowance required to reflect probable credit losses in the portfolio. We have made no change in our methodology for estimating the Allowance, which is fully described within the 2003 Annual Report.

Financial Condition and Results of Operations

Three months ended September 30, 2004

At September 30, 2004, total assets of the Company were $975.0 million, up $49.3 million or 5.3% from $925.7 million at June 30, 2004. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $18.3 million to $70.6 million, as a result of deposit inflows exceeding security purchases and loan originations. The securities portfolios increased $3.7 million in total, with most growth in the available-for-sale category. We use this category to manage current liquidity and short-to medium-term interest rate risk. The unrealized gain on securities available-for-sale improved $1.6 million from last quarter as a result of the flattening of the treasury yield curve and declining long-term interest rates. We review our investments regularly and have identified no other-than-temporary impairment in the portfolio. Net loans increased $28.2 million to $669.3 million. All major loan categories showed increases. We expect the loan portfolio to continue growing through the remainder of 2004 as economic conditions improve and demand for credit by consumers and businesses increases. However, if loan demand is not as robust as the growth in deposits, we may purchase securities or sell federal funds.

Total deposits at September 30, 2004, were $881.0 million and were up $45.7 million from June 30, 2004. On March 1, 2004, the Bank opened its newest branch in Penfield, New York. This and the Brighton Office, opened in December 2002, contributed $2.6 million of the quarter's net deposit growth. Municipalities' total deposit balance (collateralized by securities) increased approximately $15.5 million during the quarter. These deposits typically increase at this time from local school and property taxes, as well as state aid payments. Overall deposit growth during the quarter came in all account types.

Net interest income improved 6.5% for the quarter over the same quarter in 2003. This increase was almost entirely due to the decrease in funding costs, caused by continued downward pricing of deposits, particularly time deposits. The higher volume of interest-earning assets was offset by a decline in their yield, while the higher volume of interest-bearing deposits had little impact. For the quarter ended September 30, 2004, average interest-earning assets increased $79.7 million to $875.3 million from $795.6 million for the 2003 quarter. The tax-equivalent yields on these assets were 5.40% and 5.85%, respectively, with the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $49.7 million to $737.1 million from $687.4 million. The costs of these liabilities were 1.17% and 1.46%, respectively, reflecting our continued efforts to lower deposit costs in connection with market rate conditions. The net effect of these yield and cost decreases was a decreased spread of 16 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 18 basis points to 4.41% (net interest margin was 4.59% for the three months ended September 30, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 18 basis points in 2004 and 20 basis points in 2003 - which dropped in 2004 due to continued interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $1.3 million positive impact on net interest income for the quarter ended September 30, 2004, while the decrease in spread had $0.7 million negative impact on net interest income as compared to the same quarter of 2003.

As we have discussed in prior reports, we anticipate a continued decline in asset yields for the remainder of 2004 due to loan repricings and maturities, somewhat offset by the impact of a rising interest rate environment. The Federal Open Market Committee (FMOC) began raising the federal funds target rate in June 2004, and the target rate has been increased a total 75 basis points (3/4%). We believe additional interest rate hikes are possible before year end. Please also see the Interest Rate Sensitivity and Asset / Liability Management Review section for more discussion of interest management.

Non-interest income for the quarter ended September 30, 2004, improved to $3.3 million from $3.2 million in 2003. Service charges on deposit accounts improved slightly as the total number of accounts increased. However, newer product offerings -- "CNB Options" -- and higher balances provided customers more fee waiver opportunities, particularly ATM surcharges. Trust income grew $0.1 million for the quarter as a result of an improvement in market value of assets under administration. The market value at September 30, 2004, exhibited a 9.5% improvement from September 30, 2003; and the book value, the measure of customer growth, improved 5.0% for the same period. Income from mortgage servicing increased $0.1 million on an increase in residential mortgage loans serviced for others to $307.4 million at September 30, 2004, from $283.4 million at September 30, 2003. Net gain on the sale of mortgage loans was $0.3 million in 2004 versus $0.7 million in 2003 caused by a 56% decline in volume of closed loans. We believe this trend will continue for the remainder of 2004, unless there is a sudden and large decrease in long-term interest rates, which typically spurs a wave of mortgage refinancings. CNB Mortgage closed the following types of loans for the three-month periods ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003

Purchase money mortgages	$25,108	19,469
Refinance mortgages	5,601	50,937

Total mortgage closings	$30,709	70,406

Non-interest expenses increased 9.2% or $0.7 million for the quarter ended September 30, 2004, to $8.1 million versus $7.4 million for the 2003 quarter. The main drivers of the increase were higher salary and benefit costs and occupancy expenses. Benefit costs rose due to higher deferred compensation accruals, which are affected by the increase in the market price of the Company's common stock.

The Company's quarterly effective tax rate increased to 26.4% in 2004 from 24.8% in 2003, when the third quarter of 2003 was impacted by the combination of higher non-taxable interest income to overall taxable income.

Nine months ended September 30, 2004

At September 30, 2004, total assets of the Company were up $67.2 million or 7.4% from $907.8 million at December 31, 2003. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased $23.0 million to $70.6 million, as a result of security purchases and loan originations. The securities portfolios increased $17.0 million in total. Net loans increased $73.4 million to $669.3 million. Total deposits at September 30, 2004, were up $62.9 million from December 31, 2003.

Net interest income improved 4.7% for the nine-month period in 2004 over the same period in 2003. This increase was a result of net volume growth exceeding the net reduction in spread caused by continued downward pricing of investments, loans and deposits. For the nine months ended September 30, 2004, average interest-earning assets increased $79.7 million to $857.1 million from $777.4 million for the 2003 period. The tax-equivalent yields on these assets were 5.39% and 6.03%, respectively, with the decrease resulting from the decline in market interest rates. For the same periods, average interest-bearing liabilities increased $57.1 million to $731.6 million from $674.5 million. The costs of these liabilities were 1.18% and 1.61%, respectively, reflecting our continued efforts to lower deposit costs in connection with market rate declines. The net effect of these yield and cost decreases was a decreased spread of 21 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 25 basis points to 4.38% (net interest margin was 4.63% for the nine months ended September 30, 2003). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 17 basis points in 2004 and 21 basis points in 2003 - which dropped in 2004 due to continued interest rate compression. The growth in interest-earning assets and interest-bearing liabilities had a $3.2 million positive impact on net interest income for the nine months ended September 30, 2004, while the decrease in spread had $2.0 million negative impact on net interest income as compared to the same period of 2003.

Non-interest income for the nine months ended September 30, 2004, declined to $9.4 million from $10.0 million in 2003. Service charges on deposit accounts increased due to growth in total accounts, offset by fee waiver opportunities afforded by "CNB Options" and higher account balances. Trust income grew $0.3 million for the period as a result of improvement in market value of assets under administration. Income from mortgage servicing increased $0.2 million on an increase in residential mortgage loans serviced for others. Net gain on the sale of mortgage loans was $1.0 million in 2004 versus $2.6 million in 2003 caused by the decline in volume of closed loans. As noted above, this trend is likely to continue for the remainder of 2004. CNB Mortgage closed the following types of loans for the nine-month periods ended September 30, 2004 and 2003 (dollars in thousands).

	2004	2003

Purchase money mortgages	$58,212	51,727
Refinance mortgages	35,428	169,124

Total mortgage originations	$93,640	220,851

Non-interest expenses increased 5.1% or $1.2 million for the nine months ended September 30, 2004, over the same period in 2003. Salaries and benefits costs as well as occupancy expenses were the main drivers. The increase in salary and benefits costs came from an increase in full-time equivalent staff, principally from the opening of the Penfield Office, the filling of vacant positions and higher compensation accruals. Occupancy expenses increased due to branch and customer growth.

The Company's effective tax rate for the year to date in 2004 declined to 26.0% from 28.5% in 2003, with 2004 showing a higher ratio of non-taxable income to total income.

Liquidity

There has been no material change from December 31, 2003, in the Company's available sources of liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the nine months ended September 30, 2004, the Company used $23.0 million in net cash and equivalents versus generating $44.2 million for the same period in 2003, with the change coming mainly from higher portfolio loan originations and securities purchases in 2004.

Net cash provided by operating activities was $4.7 million in 2004, versus $12.8 million in 2003. Both the largest source and use of operating cash in 2004 and 2003 were loans held for sale. Activity in 2004 was significantly lower than in 2003 due to the end of the strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $9.6 million of cash for the first nine months of 2004 versus $8.9 million for the same period of 2003.

Cash used by investing activities was $88.5 million in 2004 versus $27.5 million in 2003. The combination of securities purchases and loan originations were substantially higher in 2004 than in 2003, as we invested cash inflows from deposits in these higher-yielding assets rather than in lower-yielding federal funds sold. Most of the securities growth was in the available-for-sale category, providing greater liquidity should we find it necessary to fund more loans or deposit outflows. About half of the net loan originations in 2004 were for commercial purposes, and the other half for consumer purposes.

Cash provided by financing activities was $60.8 million in 2004 versus $58.9 million in 2003. The main contributor in both years was deposit activity, with each year producing roughly the same net amount.

For the remainder of 2004, we expect cash for growth to come primarily from customer sources and we expect this to come from Monroe County sources.

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2004, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2003, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2004, and 2003 follow (dollars in thousands):

	September 30,

	2004	2003

Balance at beginning of period	$6,331	6,162
Provision for loan losses	1,210	970
Loans charged off	(962)	(1,329)
Recoveries on loans previously charged off	433	420

Balance at end of period	$7,012	6,223

Allowance as a percentage of total period-end loans	1.04%	1.05%

Allowance as a percentage of non-performing loans	82.9%	63.5%

The provision for loan losses for the nine-month period ended September 30, 2004, was 24.7% higher than the same period in 2003. While net-charge-offs were lower in 2004 than in 2003, the total loan portfolio increased in 2004, leading to an increase in the allowance which was funded by the provision for loan losses. As you would have read in the Company's Form 10-K for the year ended December 31, 2003, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our assessment of the loan portfolio for this period end, we believe the amount of the allowance for loan losses at September 30, 2004, is adequate at $7.0 million. In order to be at that amount, provisions are charged to the income statement, and these amounts will vary from period to period, including this nine-month period.

The increase in the allowance for loan losses from $6.2 million at September 30, 2003, to $7.0 million at September 30, 2004, is due mainly to overall loan portfolio growth. Improvements in the portfolio's quality, as evidenced by the decrease in non-performing loans, principally commercial loans, has led to an improvement in the ratio of allowance to non-performing loans.

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2004, and 2003 and twelve months ended December 31, 2003, follow (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2004	2003	2003

Recorded investment at period end	$8,351	9,980	9,468
Impaired loans as percent of total loans	1.23%	1.66%	1.60%
Impaired loans with related allowance	$222	152	328
Related allowance	$200	23	48
Average investment during period	$9,037	10,219	10,299

Reflecting a continued improvement in credit quality, impaired loans declined $1.6 million from December 31, 2003, to September 30, 2004. In addition, impaired loans as a percentage of total loans outstanding have also improved, declining to 1.23% at September 30, 2004, versus 1.66% at December 31, 2003. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2004	2003	2003

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$72	7	130
Real estate-commercial	-	-	-
Real estate-residential	47	23	94
Consumer and other	214	86	131

Total past due 90 days or more and accruing	333	116	355

Loans in non-accrual status:
Commercial, financial & agricultural	1,368	1,995	2,134
Real estate-commercial	6,513	7,419	6,860
Real estate-residential	247	225	133
Consumer and other	-	320	321

Total non-accrual loans	8,128	9,959	9,448

Total non-performing loans	8,461	10,075	9,803

Other real estate owned
Commercial	421	421	421
Residential	-	59	74

Total other real estate owned	421	480	495

Total non-performing assets	$8,882	10,555	10,298

Non-performing loans to total period-end loans	1.25%	1.67%	1.65%

Non-performing assets to total period-end
loans and other real estate	1.31%	1.75%	1.73%

The Company has no troubled debt restructurings.

In our commitment to serving the financial needs or our community, management works diligently with borrowers experiencing payment difficulties. Rather than pursue rapid foreclosure or force bankruptcy on borrowers, management prefers to take more time to develop a workout strategy. As a result, non-accrual loans increased during recent years, impacted by slower economic conditions. Our strategies are now showing success as total non-performing loans decreased $1.6 million to $8.5 million at September 30, 2004, from $10.1 million at December 31, 2003, primarily as a result of the repayment of these loans. Total non-performing loans also decreased over the twelve-month period by $1.3 million. Though total non-accrual loans have decreased, they can increase from quarter to quarter, depending on particular borrower situations.

At September 30, 2004, other real estate owned consisted of one commercial property totaling $0.4 million. The Company continues to actively pursue liquidation of the property.

Contractual obligations

Less material, but a part of the Company's ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. Since December 31, 2003, there has been no material change from the information presented in the Company's Form 10-K, except for a $0.5 million, unfunded commitment to a Monroe County based venture capital fund.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

We model net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for our Asset/Liability Committee to manage the Company's interest rate risk profile. There have been no significant changes in market risk or interest rate gap from those disclosed in the Company's 2003 Form 10-K.

For the remainder of 2004, we expect a rising interest rate environment as the economy shows continued signs of recovery, and the Federal Open Market Committee continues to reduce its accommodative monetary policy. Our most recent measurement indicates no more than a 5% annualized decrease in net interest income using the model discussed above, considering an interest rate increase.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Principal Financial and Accounting Officer have concluded, based on their evaluation as of September 30, 2004, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting that occurred during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for monthly period indicated in 2004, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company Employee Stock Ownership Plan (ESOP), and The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin award. Both the ESOP and Bank are considered affiliated purchasers of the Company under Item 703 of Regulation S-K. The ESOP per-share price was determined by an independent third-party appraisal of the stock for purposes of the ESOP to comply with income tax regulations. The Bank price per share was determined from the latest open-market transaction. The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Accordingly, the per-share price may not be indicative of the actual market value of the Company's stock.

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

Date	# shares	Average	High	Low

March 18, 2004	1,371	$ 328.61	$ 391.65	$ 310.00
May 20, 2004	400	$ 361.46	$ 410.00	$ 350.00
July 22, 2004	600	$ 384.25	$ 401.96	$ 380.00
October 14, 2004	671	$ 396.20	$ 421.00	$ 350.00

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 4, 2004	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV, President and
Chief Executive Officer

November 4, 2004	/s/ Gregory S. MacKay
Date	Gregory S. MacKay, Treasurer

November 4, 2004	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner, Principal Financial and
Accounting Officer

EXHIBITS
Exhibit

(31.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Principal Financial and Accounting Officer