Form 10-K
period 2004-12-31
CANANDAIGUA NATIONAL CORP
filed 2005-02-18
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 2-94863

CANANDAIGUA NATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)
New York	16-1234823
(State of Incorporation)	(IRS Employer Identification No.)

72 South Main Street	14424
Canandaigua, NY	(Zip Code)
(Address of principal executive offices)
(585) 394-4260
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

2,000,000 shares $20 par common
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [Ö ]    No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [Ö ] No 

As of June 30, 2004, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the last public stock sale up to that date of $361.46 per common share, was $172,798,000.

The Company's stock is not actively traded, nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sales price disclosed on page 18 of the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2005: 481,181.
Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2004, and Proxy Statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Parts I, II and IV.

1

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2004

PART I

Item 1. Business

Canandaigua National Corporation

     Canandaigua National Corporation, referred to as "Company", is a one-bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York. The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are The Canandaigua National Bank and Trust Company and CNB Mortgage Company. However, the Bank has been, and is expected to remain, the principal source of the Company's operating revenue and net income. (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 of the Consolidated Financial Statements, which is incorporated herein by reference thereto for additional information relating to the Company's business.) In June 2002, the Company formed Canandaigua National Statutory Trust I to accommodate the private placement of $20 million in capital securities, which is more fully described in Note 9 of the Consolidated Financial Statements, which is incorporated herein by reference thereto.

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

The Canandaigua National Bank and Trust Company

     The Canandaigua National Bank and Trust Company was incorporated as a national bank in 1887 under the laws of the United States of America. Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York, and several locations in Ontario County and Monroe County, New York.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment, and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet. A full description and analysis of the Bank's and Company's activities set forth in Items 7 and 7a.

Geographic Market Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs. Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet and by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid-1990s, the Bank has expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), and Penfield (2004). There are no current plans for additional offices; however management reviews opportunities as they arise.

     The Company's market area is a middle-class economically diversified region that includes urban, suburban and rural markets. Rochester is one of the largest cities in New York State outside of New York City. According to the U.S. Census Bureau's 2000 census, the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 36.6 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older. The median income of households in the Rochester, NY MSA was $44,695. Seventy-eight percent of the households received earnings, and 21 percent received retirement income other than Social Security. In 2000, for the employed population 16 years and older, the leading industries were: educational, health, and social services, 24 percent; manufacturing, 21 percent; and retail trade, 14 percent. In 2000, the Rochester, NY MSA had a total of 451,000 housing units, seven percent of which were vacant. Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes. In 2000, the Rochester, NY MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service, and 81 percent of the households had access to a car, truck, or van for.

private use. Multi-vehicle households were not rare. Forty-two percent had two vehicles and another 16 percent had three or more. The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, 9 percent of owners without mortgages, and 47 percent of renters in the Rochester, NY MSA spent 30 percent or more of household income on housing

Competition

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

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2004, the Company's share of deposits for all banks and credit unions (with share totals greater than $50 million) in the Company's physical market area was 6.37% ($837,027 million) in 2004, 4.64% ($788.3 million) in 2003, and 4.35% ($710.3 million) in 2002. At June 30, 2004, this defined market area had total deposits of approximately $13.1 billion.

Employees

     At December 31, 2004, the Company had 353 employees of whom 97 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be very good.

Supervision and Regulation of Banking Activities

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

       Control Acquisitions -- The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company

THE BANK

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

Other Laws and Regulations

     The Currency and Foreign Transactions Reporting Act, also known as the Bank Secrecy Act (BSA), and its implementing regulation, 31 CFR 103, is a tool the U.S. government uses to fight drug trafficking, money laundering, and other crimes. Congress enacted the BSA to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity. The Office of the Comptroller of the Currency (OCC) monitors national bank compliance with the BSA and 31 CFR 103.

     Since its passage, Congress has amended the BSA a number of times to enhance law enforcement effectiveness. The Anti-Drug Abuse Act of 1986, which included the Money Laundering Control Act of 1986 (MLCA), strengthened the government's ability to fight money laundering by making it a criminal activity. The Money Laundering Suppression Act of 1994 (Title IV of the Riegle-Neal Community Development and Regulatory Improvement Act of 1994) required regulators to develop enhanced examination procedures and increase examiner training to improve the identification of money laundering schemes in financial institutions.

     Today more than 170 crimes are listed in the federal money laundering statutes. They range from drug trafficking, gunrunning, murder for hire, fraud, acts of terrorism, and the illegal use of a wetlands. The list also includes certain foreign crimes. Therefore, a financial institution must educate its employees, understand its customers and their businesses, and have systems and procedures in place to distinguish routine transactions from ones that rise to the level of suspicious activity. The reporting and record keeping requirements of the BSA regulations create a paper trail for law enforcement to investigate money laundering schemes and other illegal activities. This paper trail operates to deter illegal activity and provides a means to trace movements of money through the financial system.

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 (the "Patriot Act") was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Financial Services Modernization Legislation. In November 1999, the GLB Act of 1999 was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the GLB Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system. The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     Fair and Accurate Credit Transactions ("FACT") The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

     Sarbanes-Oxley Act. On July 30, 2002. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters, audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

TAXATION

Federal Taxation

     The Company and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company.

     Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns.

     Minimum Tax. The Internal Revenue Code of 1986 imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company is subject to the AMT but has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, subject to certain limitations. The Company has no net operating loss carryforwards.

Corporate Dividends. The Company may exclude from its income 100% of dividends received from the Bank and CNB Mortgage as members of the same affiliated group of corporations.

     Internal Revenue Service Audits. The Company is subject to periodic audits of its federal income tax returns. The Company's returns have not been audited by the Internal Revenue Service during the last five years.

State Taxation

     State of New York. The Company reports income on a consolidated calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

     Corporate Dividends. Sixty percent of dividends from qualifying real estate investment trusts (REIT) are excluded from state taxation. The Governor has proposed to eliminate this exclusion in his fiscal 2006 budget. See Item 7 for more information.

CRITICAL ACCOUNTING POLICY

     The SEC defines "critical accounting policy" as, "most important to the portrayal of the company's financial condition and results, and it requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Management considers the "Allowance for Loan Losses" as the Company's critical accounting policy. See Part II, Item 7 for a complete discussion.

AVAILABLE INFORMATION

     The Company electronically files quarterly (10-Q) and annual (10-K) and Proxy reports with the Securities and Exchange Commission on a regular basis. Other reports are filed when necessary in accordance with the Act.

     The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains electronic versions of reports, proxy and information statements, and other information regarding the Company, which are filed electronically with the SEC at http://www.sec.gov. In addition, we will provide, at no cost to shareholders, paper (or electronic, if available) copies of the foregoing documents upon written request to our Corporate Secretary, Robert G. Sheridan, 72 South Main Street, Canandaigua, New York, 14424.

     A link to the Company's filings on the SEC web site is available at the Bank's web site http://www.cnbank.com. Reference to our internet site is not intended to incorporate any of the information contained on our site into this document.

Item 2. Properties

     Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York. The Company owns a building in Pittsford, New York, that is occupied by CNB Mortgage Company.

     As of December 31, 2004, the Bank's operations were conducted from eight offices (including the main office) located in Ontario County, New York, and eleven offices located in Monroe County, New York. Nine are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years. The main office of the Bank is located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall office.

     The Bank, a member of the NYCE network, also provides, free to its customers, 24-hour banking services through 42 automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines. Management anticipates that in order to expand its service to its Monroe and Ontario County customers, the Bank will increase the number of remote cash-dispenser machines in operation from time to time.

The carrying value of the Company's properties as of December 31, 2004, is included in Note 5 set forth of the 2004 Consolidated Financial Statement, which is incorporated herein by reference thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity; Related Stockholder Matters and Issurer Purchases Of Equity Securities
The information required by this item is included in the section entitled Our Common Stock in the 2004 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2004 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management in the 2004 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in the section entitled Consolidated Financial Statements in the 2004 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2004, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included on pages 19 and 20 of the 2004 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is included in the sections entitled Information on Directors and Nominees, Transactions with Certain Related Persons, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference, except for items required under Regulation S-K 229.401(b) and 229.406, which follows:

401(b)

All executive officers listed below are employed by the Bank and have been employed by the Bank for more than five years, except for Joseph L. Dugan and Steve H. Swartout, who have been employed by the Bank for four years. All executive officers have been employed in the business of banking for the past five years. All executive officers serve at the pleasure of the Board of Directors. No executive officer has any arrangement or understanding between them and any other person pursuant to which he or she was selected as and officer.

Name
Age at January 1, 2005
Title at January 1, 2005

George W. Hamlin, IV
63
President, Chief Executive Officer, Trust and CRA Officer

Robert G. Sheridan
56
Senior Vice President, Cashier

Steven H. Swartout
46
Senior Vice President, Corporate Risk Operations/Security and General Counsel

Richard H. Hawks, Jr.
53
Senior Vice President, Trust Officer

Scott B. Trumbower
44
Vice President, Manager Wealth Strategies Group

James C. Minges
63
Senior Vice President, Commercial Services

Lawrence A. Heilbronner
39
Senior Vice President, Chief Financial Officer, Finance and Operations

Sandra U. Roberts
42
Senior Vice President, Information Technology

Joseph L. Dugan
41
Senior Vice President, Customer Value Management

406

The Company had adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

The information required by this item is included in the sections entitled The Officer's Compensation Committee, Board of Directors Compensation and Executive Compensation, and Performance Graph in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included Note 14 to the Consolidated Financial Statements in the 2004 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included Note 4 to the Consolidated Financial Statements in the 2004 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included the section entitled Report of Audit Committee in the Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

(2) Schedules - All financial statement schedules are omitted, because the required information is not applicable or is included in the Consolidated Financial Statements

(3) Exhibits
	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation, of the Registrant, as amended	Filed Herewith

(3.ii.)	By-laws of the Registrant, as amended	Filed Herewith

(10.1)	Canandaigua National Corporation Stock Option Plan	Filed Herewith

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Filed Herewith

(11)	Calculations of Basic Earnings Per Share and Diluted
	Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report to Shareholders for the year ended
	December 31, 2004	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated
	February 22, 2005	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of
	directors in this Report on Form	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section
	302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302
	of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief
Financial Officer under 18 U.S.C. Section 1350
pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
.

CANANDAIGUA NATIONAL CORPORATION

February 18, 2005	By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	President and Chief Executive Officer	February 18, 2005
(George W. Hamlin, IV)

/s/ Gregory S. MacKay	Treasurer	February 18, 2005
(Gregory S. MacKay)

/s/ Lawrence A. Heilbronner	Principal Financial and	February 18, 2005
(Lawrence A. Heilbronner)	Accounting Officer

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 18, 2005
(George W. Hamlin, IV)

George W. Hamlin, I)
Robert G. Sheridan
Patricia A. Boland
James S. Fralick
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Thomas S. Richards
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

