Form 10-Q
period 2005-03-31
CANANDAIGUA NATIONAL CORP
filed 2005-05-04
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
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

The number of shares outstanding of each of the issuer's classes of common stock was 480,459 shares of common stock, par value $20.00, outstanding at April 22, 2005.

Forward-Looking Statements and Business Risks

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Form 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "believe," "contemplate," "estimate," "expect," "foresee," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed within this document. These forward looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein. We must caution readers not to place undue reliance on any of these forward-looking statements.

Throughout this and other documents we prepare from time to time, we include our predictions (or "forward-looking information"). Of course, any discussion of the future is subject to many risks and uncertainties, and, while we seek ways to manage these risks and develop programs to control those we can, we ultimately cannot predict the future. Our actual results may differ materially from those indicated by our forward-looking statements. A number of these most significant risks and uncertainties affecting our business are enumerated below.

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

- The impact of changes in laws and regulations governing financial services and public companies, including laws and regulations concerning taxes, accounting, auditing and reporting standards;

- The impact of technological changes;

- The development of new products, their competitiveness and their acceptance by customers;

- Changes in commercial and consumer spending and saving habits;

- The commission of fraud by customers and non-customers against the Company; and

- Our success in managing these risks.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2005

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2005 and December 31, 2004 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004

Assets
Cash and due from banks	$25,384	23,725
Interest-bearing deposits with other financial institutions	2,544	2,751
Federal funds sold	28,681	45,554
Securities:
- Available for sale, at fair value	91,274	85,031
- Held-to-maturity (fair value of $123,214 in 2005 and $119,131 in 2004)	122,525	116,689
Loans:
Commercial, financial and agricultural	151,498	151,343
Commercial mortgage	287,229	279,731
Residential mortgage	113,796	103,971
Consumer-automobile indirect	118,687	111,506
Consumer-other	23,130	22,401
Other	401	163
Loans held for sale	2,948	4,888

Total gross loans	697,689	674,003
Plus: Net deferred loan costs	3,111	3,085
Less: Allowance for loan losses	(7,414)	(7,215)

Loans - net	693,386	669,873
Premises and equipment - net	15,627	15,251
Accrued interest receivable	5,044	4,103
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,143	2,140
Other assets	10,930	9,640

Total Assets	$997,538	974,757

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$141,124	138,084
Interest-bearing	101,875	97,700
Savings and money market	457,520	448,974
Time	199,559	192,383

Total deposits	900,078	877,141
Borrowings	928	942
Junior subordinated debentures	20,176	20,160
Accrued interest payable and other liabilities	5,935	6,341

Total Liabilities	927,117	904,584

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2005 and 2004	9,732	9,732
Additional paid-in capital	7,612	7,430
Retained earnings	55,160	53,797
Treasury stock, at cost (6,165 shares in 2005 and 5,443 in 2004)	(1,351)	(734)
Accumulated other comprehensive loss	(732)	(52)

Total Stockholders' Equity	70,421	70,173

Total Liabilities and Stockholders' Equity	$997,538	974,757

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2005 and 2004 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2005	2004

Interest income:
Loans, including fees	$9,953	8,929
Securities	1,877	1,708
Other	221	99

Total interest income	12,051	10,736

Interest expense:
Deposits	2,483	1,944
Borrowings	8	8
Junior subordinated debentures	326	254

Total interest expense	2,817	2,206

Net interest income	9,234	8,530
Provision for loan losses	420	490

Net interest income after provision for loan losses	8,814	8,040

Other income:
Service charges on deposit accounts	1,323	1,234
Trust and investment services income	1,165	892
Net gain on sale of mortgage loans	144	240
Mortgage servicing income, net	158	157
Loan late fees and other charges	202	182
Other	189	154

Total other income	3,181	2,859

Operating expenses:
Salaries and employee benefits	4,633	4,533
Occupancy	1,557	1,554
Marketing and public relations	256	241
Office supplies, printing and postage	259	353
FDIC insurance	32	30
Other	1,468	1,165

Total operating expenses	8,205	7,876

Income before income taxes	3,790	3,023
Income taxes	1,056	817

Net income	$2,734	2,206

Basic earnings per share	$5.70	4.62

Diluted earnings per share	$5.43	4.42

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three-month periods ended March 31, 2005 and 2004 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total

Balance at December 31, 2004	$9,732	7,430	53,797	(734)	(52)	70,173
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(441)	-	-	-	-	(680)	(680)
Net income	-	-	2,734	-	-	2,734

Total comprehensive income						2,054

Purchase of 2,201 shares of
treasury stock	-	-	-	(795)	-	(795)
Exercise of 1,479 stock options,
including tax benefit of $116	-	182	-	178	-	360
Cash dividend - $2.85 per share	-	-	(1,371)	-	-	(1,371)

Balance at March 31, 2005	$9,732	7,612	55,160	(1,351)	(732)	70,421

Balance at December 31, 2003	$9,732	6,958	45,729	(1,158)	308	61,569
Comprehensive income:
Change in unrealized gain on
securities available for sale,
net of taxes of $156	-	-	-	-	250	250
Net income	-	-	2,206	-	-	2,206

Total comprehensive income						2,456

Sale of 525 shares of treasury stock	-	49	-	56	-	105
Cash dividend - $2.60 per share	-	-	(1,240)	-	-	(1,240)

Balance at March 31, 2004	$9,732	7,007	46,698	(1,102)	558	62,890

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2005 and 2004 (Unaudited) (dollars in thousands)

	2005	2004

Cash flow from operating activities:
Net income	$2,734	2,206
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	814	824
Provision for loan losses	420	490
Deferred income tax benefit	(235)	(44)
Income from equity-method investments	(21)	-
Net gain on sale of other real estate owned	-	(9)
Net gain on sale of mortgage loans	(144)	(240)
Originations of loans held for sale	(17,777)	(27,413)
Proceeds from sale of loans held for sale	19,861	27,000
Increase in other assets	(1,684)	(1,248)
Decrease in accrued interest payable and other liabilities	(290)	(1,374)

Net cash provided by operating activities	3,678	192

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	1,490	4,000
Purchases	(8,843)	(16,051)
Securities held to maturity:
Proceeds from maturities and calls	4,313	4,265
Purchases	(10,256)	(2,587)
Loan originations and principal collections -- net	(25,811)	(17,171)
Fixed asset purchases -- net	(985)	(329)
Purchase of FRB stock	(3)	-
Investment in equity-method investments	(5)	-
Proceeds from sale of other real estate	-	68

Net cash used in investing activities	(40,100)	(27,805)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	15,761	14,515
Net increase (decrease) in time deposits	7,176	(10,307)
Principal repayments on borrowings	(14)	(13)
Proceeds from sale of treasury stock	-	105
Payments to acquire treasury stock	(795)	-
Proceeds from issuance of treasury stock under stock option plan	244	-
Dividends paid	(1,371)	(1,240)

Net cash provided by financing activities	21,001	3,060

Net decrease in cash and cash equivalents	(15,421)	(24,553)
Cash and cash equivalents - beginning of period	72,030	93,606

Cash and cash equivalents - end of period	$56,609	69,053

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,710	2,372

Income taxes	$108	425

Additions to other real estate acquired through foreclosure	$62	-

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2004, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. As of December 31, 2004, all 48,000 options available have been granted. In 2004, the Board of Directors granted 6,567 non-qualified options to management under the Company's incentive compensation plan. The options were granted with an exercise price equal to the estimated fair value of the common stock on the grant date. The options are exercisable at varying times up to 25 years. The options are fully vested.

The Company applies APB Opinion No. 25 in accounting for its stock option plan, and accordingly, no compensation cost has been recognized for its fixed-award stock options in the condensed consolidated statement of income. Had compensation cost been determined based on the fair value at the grant date of the stock options using valuation models consistent with the approach of SFAS No. 123, the Company's net income and earnings per share for the year-to-date period in 2004 would have been reduced to the pro forma amounts indicated below (net income in thousands):

For the three months ended March 31,	2004

Net income as reported	$2,206
Compensation expense, net of taxes	324

Pro forma net income	$1,882

Earnings per share:
As reported:
Basic	$4.62
Diluted	$4.42
Pro forma:
Basic	$3.94
Diluted	$3.77

The weighted average fair value of options granted during 2004 was $67.50. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Grant year	2004

Dividend yield	2.03%
Risk-free interest rate	4.27%
Life	10.6 years
Volatility	13.95%

Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, effective in 2006, will change the accounting for stock options. Management has not quantified the impact of the change on the Company's financial condition or operations.

(3) Dividends Per Share

The Board of Directors declared a semi-annual $2.85 per share dividend on common stock on January 12, 2005, to shareholders of record January 12, 2005, which was paid on February 1, 2005.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2005, and 2004 follow (dollars in thousands, except share data):

For the three months ended March 31,	2005	2004

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,734	2,206
Weighted average common shares outstanding	480,054	477,221

Basic earnings per share	$5.70	4.62

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,734	2,206
Weighted average common shares outstanding	480,054	477,221
Effect of assumed exercise of stock options	23,110	21,384

Total	503,164	498,605

Diluted earnings per share	$5.43	4.42

(5) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three-month periods ended March 31, 2005 and 2004 follows. (dollars in thousands):

Three months ended March 31,	2005		2004

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,365	50	11,285	104
Intersegment	(263)	263	(259)	259

Total segment revenues	$12,102	313	11,026	363

Net income:
Bank	$2,734		2,206
CNBM	20		73

Total segment net income	2,754		2,279
Eliminations	(20)		(73)

Total net income	$2,734		2,206

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in our methodology for estimating the Allowance, which is fully described within the 2004 Annual Report.

Overview

Net income for the three-month period ended March 31, 2005, was $2.7 million or $5.43 per diluted share and is slightly ahead of budget for the quarter, with the full year estimated at $20.19 per diluted share. The results for the quarter were $0.5 million or 23.9% higher than the same quarter in 2004. Total revenues increased $1.0 million over the same quarter last year, while expenses (loan loss, operating expenses and income taxes) rose $0.5 million.

The balance sheet grew a modest 2.3% from year-end 2004, but earning assets were shifted from lower yielding federal funds sold into securities and loans. Total deposits grew nearly $23.0 million or 2.6% from year end.

Financial Condition and Results of Operations

Three months ended March 31, 2005

At March 31, 2005, total assets were $997.5 million, up $22.8 million or 2.3% from $974.8 million at December 31, 2004. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased $15.4 million to $56.6 million, mostly as a result of making loans to businesses and individuals and purchasing investment securities. The securities portfolios increased $12.1 million in total. Net loans increased $23.5 million to $693.4 million. We expect the growth in loans to continue throughout 2005 in concert with our recovering economy and our continued success in our marketplace. Loan growth in the first quarter of 2005 was ahead of our original annual projection of 10% and may slow down in future quarters. Reflecting our long-term risk management plans, we continued shifting our mix of loans, ending the quarter at 63% commercial to 37% consumer. All other assets increased modestly for the quarter.

Total deposits at March 31, 2005, were $900.1 million and were up $23.0 million from December 31, 2004. Substantially all of the net deposit growth for the quarter came from municipalities. This is a typical seasonal trend, whereby we see low consumer and business deposit growth in the first quarter of the year. Municipalities' total deposit balance (collateralized principally by held-to-maturity securities) increased approximately $24.5 million for the quarter, while consumer and business deposits fell $1.6 million. However, consumers and business shifted their deposits to demand accounts and time deposits from savings and money market, which reverses the trend we have experienced during the last several years. There was no material change in borrowings or other liabilities.

Net interest income increased $0.7 million or 8.3% for the quarter over the same quarter in 2004, reflecting the balance sheet's growth. The increase in interest income caused by the higher volume of earning assets was partially offset by the increase in interest paid on deposits and borrowings. Compared to the same quarter in 2004, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.1 million positive impact on net interest income, while the decrease in spread had $0.4 million negative impact.

For the quarter ended March 31, 2005, average interest-earning assets increased $86.5 million or 10.4% to $918.7 million from $832.2 million for the 2004 quarter. The tax-equivalent yields on these assets were 5.51% and 5.42%, respectively, with the increase resulting from the rise in market interest rates. For the same quarters, average interest-bearing liabilities increased $50.5 million or 7.1% to $767.5 million from $717.0 million. The costs of these liabilities were 1.47% and 1.23%, respectively, also reflecting market rate increases. As expected, the cost of interest-bearing liabilities rose more than the yield on earning assets, resulting in a lower interest rate spread and margin for the quarter.

The net effect of these yield and cost increases was a decreased spread of 15 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 7 basis points to 4.29% (net interest margin was 4.36% for the three months ended March 31, 2004). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 25 basis points in 2005 and 17 basis points in 2004 - which increased in 2005 due to both an increase in overall rates, and an increase in non-interest-bearing deposits. A higher proportion of non-interest-bearing deposits to total deposits is beneficial in higher rate conditions.

Other income for the quarter ended March 31, 2005, improved 11.3% to $3.2 million from $2.9 million in 2004, driven mainly by a large increase in trust and investment services income. Service charges on deposit accounts increased 7.2% on growth in electronic banking services, mostly debit card transactions. Trust and investment services income increased $0.3 million for the quarter mostly as a result of growth in trust and estate management fees. These fees can fluctuate from period to period and are dependent upon the lifecycle of the trust or estate we are managing. For the quarter ended March 31, 2005, the average market value of assets under management increased 7.6% over the same quarter last year, and the book value, the measure of customer growth, improved 7.1% for the same period. As anticipated, net gain on the sale of mortgage loans declined from 2004 and was $0.1 million in 2005 versus $0.2 million then, caused by a nearly 15.0% decline in the total volume of closed loans and those sold to third parties. (See table below) We retained a higher percentage of originations in our portfolio, the income from which is reflected in interest income. This trend of a comparative lower volume of closed loans is likely to continue for the remainder of 2005, unless there is a sudden and large decrease in long-term interest rates. All other sources of income rose on growth in overall business volume.

CNB Mortgage Closed Loans by Type
For the three-month periods ended March 31,
(dollars in thousands).

	2005	2004

Purchase money mortgages	$14,754	9,482
Refinance mortgages	8,549	17,932

Total mortgage originations	$23,303	27,414

Percentage of loans retained in portfolio	23.7%	8.6%

Operating expenses increased 4.2% or $0.3 million for the quarter ended March 31, 2005, to $8.2 million versus $7.9 million for the 2004 quarter. Most of the increase came in two line items: (1) Salary and employee benefits, driven by higher deferred compensation accruals and (2) Other operating expenses, driven by higher third-party services.

The quarterly effective tax rate was to 27.9% in 2005 and 27.0% in 2004. The increase in the effective rate is attributable to an increase in the federal tax bracket due to our higher overall taxable income.

Liquidity

There has been no material change from December 31, 2004, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2005, we used $15.4 million in net cash and equivalents versus $24.6 million for the same period in 2004, with the change coming mainly from higher loan originations and securities purchases net of higher deposit growth.

Net cash provided by operating activities was $3.7 million in 2005, versus $0.2 million in 2004. Both the largest source and use of operating cash in 2005 and 2004 were loans held for sale. Activity in 2005 was significantly lower than in 2004 due to the end of the strong mortgage refinancing market. Excluding the effects of loans held for sale, operating activities provided $1.7 million of cash for the three months of 2005 versus $0.8 million for the same period of 2004.

Cash used by investing activities was $40.1 million in 2005 versus $27.8 million in 2004. Securities purchases and loan originations were substantially higher in 2005 than in 2004, as we invested cash inflows from deposits in these higher yield assets.

Cash provided by financing activities was $21.0 million in 2005 versus $3.1 million in 2004. The main contributor in both years was deposit activity, with 2005's increase substantially higher than 2004's, when we experienced a (purposeful) net outflow in single-service time deposit customer accounts. These accounts tend to have a higher overall cost, tied to special rates and are generally more volatile as the account holders search for the highest rate in the market versus a long-term banking relationship.

For the remainder of 2005, cash for growth is expected to come primarily from customer sources. Customer deposit growth is mainly expected to come from Monroe County sources.

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2005, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2004, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the three-month periods ended March 31, 2005, and 2004 follow (dollars in thousands):

	March 31,

	2005	2004

Balance at beginning of period	$7,215	6,331
Provision for loan losses	420	490
Loans charged off	(412)	(483)
Recoveries on loans previously charged off	191	173

Balance at end of period	$7,414	6,511

Allowance as a percentage of total period end loans	1.06%	1.05%

Allowance as a percentage of non-performing loans	66.9%	71.9%

The provision for loan losses for the three-month period ended March 31, 2005, was 14.3% lower than the same period in 2004, mainly due to lower net charge-offs. The overall allowance, funded by the provision for loan losses, has increased in connection with the total loan portfolio. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2005, is adequate at $7.4 million.

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2005, and 2004 and twelve months ended December 31, 2004, follow (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2005	2004	2004

Recorded investment at period end	$10,985	8,218	8,899
Impaired loans as percent of total loans	1.57%	1.21%	1.44%
Impaired loans with related allowance	$2,164	2,047	308
Related allowance	$300	226	88
Average investment during period	$9,601	8,873	9,440

Though we had experienced an improvement in credit risk with impaired loans declining throughout 2004, this trend reversed in March 2005, when one $2.8 million commercial real-estate secured borrowing relationship was deemed by us to be impaired, as a result of its past-due payment status, and placed on non-accrual. We believe we will fully recover all amounts owed from the borrower. Because of this increase, impaired loans as a percentage of total loans outstanding increased to 1.57% at March 31, 2005, versus 1.21% at December 31, 2004. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2005	2004	2004

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$17	77	67
Real estate-commercial	-	-	215
Real estate-residential	-	68	11
Consumer and other	78	197	73

Total past due 90 days or more and accruing	95	342	366

Loans in non-accrual status:
Commercial, financial & agricultural	1,587	1,442	1,979
Real estate-commercial	9,180	6,510	6,234
Real estate-residential	208	265	247
Consumer and other	10	-	225

Total non-accrual loans	10,985	8,217	8,685

Total non-performing loans	11,080	8,559	9,051

Other real estate owned
Commercial	-	-	421
Residential	62	-	-

Total other real estate owned	62	-	421

Total non-performing assets	$11,142	8,559	9,472

Non-performing loans to total period-end loans	1.59%	1.27%	1.46%

Non-performing assets to total period-end
loans and other real estate	1.60%	1.27%	1.53%

There were no troubled debt restructurings.

Total non-performing loans increased $2.5 million to $11.1 million at March 31, 2005, from $8.6 million at December 31, 2004, and was due to the relationship discussed in "Impaired Loans" above.

At March 31, 2005, other real estate owned consisted of one residential property totaling $0.1 million. We are actively pursuing its liquidation.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2004.

Recent Accounting Standards

As we discussed in the 2004 Annual Report, in December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment. The FASB's intent in issuing this statement was to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Though we were originally required to apply Statement 123r in our 2005 third quarter, the Securities and Exchange Commission has changed the effective date, meaning we will implement the statement's provisions in the first quarter of 2006. Statement 123r covers a wide range of share-based compensation arrangements, which include our stock option plan, phantom stock awards (PSA), and stock appreciation rights (SAR). It is a complicated statement, and we are still evaluating the impact implementation will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. There have been no significant changes in market risk or interest rate gap from those disclosed in our 2004 Annual Report.

As you read in our annual report, we predicted market interest rates for 2005 to rise up to 100 basis points from their year-end values on the short end of the treasury yield curve (under 3 years) and 50 to 75 basis points at the middle- and long-end of the curve. Since December 2004, the two-year constant maturity treasury has risen nearly 75 basis points on average and the ten-year about 25 basis points following changes in our overall economy, and the Federal Open Market Committee's (FMOC) 50 basis point rise in the target federal funds rate.

Our asset yields should continue to rise in 2005 due to the reinvestment of maturing loans and principal repayments as well as new originations at generally higher rates than in 2004. We also believe the FMOC will continue to raise the target federal funds rate. Notwithstanding increasing yields, liability costs will rise faster and greater than assets yields, coming off of historically low rates. This will continue to compress both net interest spread and net interest margin. To offset this compression and grow profitability, earning asset balances will need to grow faster than interest-bearing liabilities.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2005, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods indicated in 2005, the total number of shares purchased and the price paid per share by Canandaigua National Corporation. These are considered affiliated purchases under Item 703 of Regulation S-K. Treasury purchase prices per share were determined based on the latest open-market transaction.

Date	# shares	Price	Purpose

February 2005	2,176	$ 361.01	Treasury
March 2005	25	$ 361.01	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 9, 2005, for the purposes of electing directors and to transact other business that came before the shareholders, which there was none. The following table presents the results of the election of directors:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes

	For	Against	Abstain

Stephen D. Hamlin	311,358	1,180	572

James S. Fralick	311,621	1,070	419

Daniel P. Fuller	311,273	1,052	591

Thomas S. Richards	310,486	2,041	583

Item 5. Other information - Common Stock Trade

On March 15, 2005, 500 shares of the Company's common stock were traded in an open-market transaction at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Average	High	Low

$ 382.67	$ 420.00	$ 365.00

The Company's stock is not actively traded nor is it traded in the over-the-counter market. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of transactions, the average sale price may not be indicative of the actual market value of the Company's stock.

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2004

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2004

(11)	Calculations of Basic Earnings Per Share and Diluted
	Earnings Per Share	Note 4 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under	Filed Herewith
Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of Chief Financial Officer under Section 302	Filed Herewith
of the Sarbanes-Oxley Act of 2002

(32)	Certification of Chief Executive Officer and Chief to	Filed Herewith
Financial Officer under 18 U.S.C. Section 1350 pursuant
Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 4, 2005	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

May 4, 2005	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer