Form 10-Q
period 2005-06-30
CANANDAIGUA NATIONAL CORP
filed 2005-08-03
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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

The number of shares outstanding of each of the issuer's classes of common stock was 479,410 shares of common stock, par value $20.00, outstanding at July 22, 2005.

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

- The effects of and changes in United States trade, monetary, and fiscal policies and laws, including and most importantly the interest rate policy of the Federal Open Market Committee of the Federal Reserve Board, which can have an immediate and significant impact on earnings;

- The impact of changes in laws and regulations governing financial services and public companies, including laws and regulations concerning taxes, accounting, auditing and reporting standards;

- The impact of technological changes;

- The development of new products, their competitiveness and their acceptance by customers;

- Changes in commercial and consumer spending and saving habits;

- The commission of fraud by employees, customers and non-customers against the Company; and

- Our success in managing these risks.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2005

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2005 and December 31, 2004 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$34,252	23,725
Interest-bearing deposits with other financial institutions	2,908	2,751
Federal funds sold	103	45,554
Securities:
- Available-for-sale, at fair value	94,012	85,031
- Held-to-maturity (fair value of $122,916 in 2005 and $123,214 in 2004)	121,551	116,689
Loans:
Commercial, financial and agricultural	163,308	151,343
Commercial mortgage	294,159	279,731
Residential mortgage	116,574	103,971
Consumer-automobile indirect	128,398	111,506
Consumer-other	24,357	22,401
Other	126	163
Loans held for sale	6,893	4,888

Total loans	733,815	674,003
Plus: Net deferred loan costs	3,618	3,085
Less: Allowance for loan losses	(7,702)	(7,215)

Loans - net	729,731	669,873
Premises and equipment - net	15,351	15,251
Accrued interest receivable	4,667	4,103
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,433	2,140
Other assets	10,552	9,640

Total Assets	$1,015,560	974,757

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest-bearing	$144,895	138,084
Interest-bearing	105,740	97,700
Savings and money market	407,972	448,974
Time	221,729	192,383

Total deposits	880,336	877,141
Borrowings	35,114	942
Junior subordinated debentures	20,191	20,160
Accrued interest payable and other liabilities	6,210	6,341

Total Liabilities	941,851	904,584

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 in 2005 and in 2004	9,732	9,732
Additional paid-in capital	7,614	7,430
Retained earnings	58,125	53,797
Treasury stock, at cost (7,214 shares in 2005 and 5,443 in 2004)	(1,755)	(734)
Accumulated other comprehensive loss	(7)	(52)

Total Stockholders' Equity	73,709	70,173

Total Liabilities and Stockholders' Equity	$1,015,560	974,757

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2005 and 2004 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$11,065	9,028	21,018	17,957
Securities	2,028	1,838	3,905	3,546
Other	74	105	295	204

Total interest income	13,167	10,971	25,218	21,707

Interest expense:
Deposits	2,935	1,849	5,418	3,793
Borrowings	79	8	87	16
Junior subordinated debentures	358	254	684	508

Total interest expense	3,372	2,111	6,189	4,317

Net interest income	9,795	8,860	19,029	17,390
Provision for loan losses	460	420	880	910

Net interest income after provision for loan losses	9,335	8,440	18,149	16,480

Other income:
Service charges on deposit accounts	1,383	1,370	2,706	2,604
Trust and investment services	1,015	869	2,180	1,761
Net gain on sale of mortgage loans	246	406	390	646
Mortgage servicing, net	164	159	322	316
Loan late fees and other charges	213	153	415	335
Net gain on sale or call of securities and other investments	45	36	45	36
Other	300	216	489	370

Total other income	3,366	3,209	6,547	6,068

Operating expenses:
Salaries and employee benefits	4,307	4,374	8,940	8,907
Occupancy	1,648	1,567	3,205	3,121
Marketing and public relations	420	306	676	547
Office supplies, printing and postage	299	288	558	641
FDIC insurance	31	31	63	61
Other	1,829	1,501	3,297	2,666

Total operating expenses	8,534	8,067	16,739	15,943

Income before income taxes	4,167	3,582	7,957	6,605
Income taxes	1,202	885	2,258	1,702

Net income	$2,965	2,697	5,699	4,903

Basic earnings per share	$6.17	5.64	11.87	10.27

Diluted earnings per share	$5.99	5.38	11.54	9.81

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six-month periods ended June 30, 2005 and 2004 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2004	$9,732	7,430	53,797	(734)	(52)	70,173
Comprehensive income:
Change in unrealized loss (loss)
on securities available-for-sale,
net of taxes of $40	-	-	-	-	45	45
Net income	-	-	5,699	-	-	5,699

Total comprehensive income						5,744

Sale of 9 shares of
treasury stock	-	2	-	1	-	3
Purchase of 3,259 shares of
treasury stock	-	-	-	(1,200)	-	(1,200)
Exercise of 1,479 stock options,
including tax benefit of $116	-	182	-	178	-	360
Cash dividend - $2.85 per share	-	-	(1,371)	-	-	(1,371)

Balance at June 30, 2005	$9,732	7,614	58,125	(1,755)	(7)	73,709

Balance at December 31, 2003	$9,732	6,958	45,729	(1,158)	308	61,569
Comprehensive income:
Change in unrealized gain on
securities available-for-sale,
net of taxes of ($745)	-	-	-	-	(1,195)	(1,195)
Net income	-	-	4,903	-	-	4,903

Total comprehensive income						3,708

Sale of 848 shares of
treasury stock	-	112	-	91	-	203
Cash dividend - $2.60 per share	-	-	(1,240)	-	-	(1,240)

Balance at June 30, 2004	$9,732	7,070	49,392	(1,067)	(887)	64,240

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2005 and 2004 (Unaudited) (dollars in thousands)

	2005	2004

Cash flow from operating activities:
Net income	$5,699	4,903
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,611	1,633
Provision for loan losses	880	910
Deferred income tax (benefit) expense benefit	(158)	50
Income from equity method investments	(200)	(7)
Net gain on sale of other real estate owned	-	(9)
Net gain on sale or call of securities and other investments	(45)	(36)
Net gain on sale of mortgage loans	(390)	(646)
Originations of loans held for sale	(42,656)	(58,365)
Proceeds from sale of loans held for sale	41,041	55,440
Increase in other assets	(1,319)	(895)
Decrease in accrued interest payable and other liabilities	(15)	(1,914)

Net cash provided by operating activities	4,448	1,064

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	3,035	7,450
Purchases	(11,920)	(24,850)
Securities held-to-maturity:
Proceeds from maturities and calls	18,114	17,564
Purchases	(23,196)	(15,598)
Loan originations and principal collections -- net	(58,671)	(42,489)
Fixed asset purchases -- net	(1,301)	(734)
Purchase of FHLB and FRB stock	(293)	-
Proceeds from call of FHLB stock	-	61
Investment in equity-method investments -- net	(26)	-
Proceeds from sale of other real estate	-	68

Net cash used in investing activities	(74,258)	(58,528)

Cash flow from financing activities:
Net (decrease) increase in demand, savings and money market deposits	(26,151)	30,039
Net increase (decrease) in time deposits	29,346	(12,853)
Overnight borrowings -- net	34,200	-
Principal repayments on borrowings	(28)	(26)
Proceeds from sale of treasury stock	3	203
Payments to acquire treasury stock	(1,200)	-
Proceeds from issuance of treasury stock under stock option plan	244	-
Dividends paid	(1,371)	(1,240)

Net cash provided by financing activities	35,043	16,123

Net (decrease) increase in cash and cash equivalents	(34,767)	(41,341)
Cash and cash equivalents - beginning of period	72,030	93,606

Cash and cash equivalents - end of period	$37,263	52,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,934	4,425

Income taxes	$2,519	1,872

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2004, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by an independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

For the six months ended June 30,	2004

Net income as reported	$4,903
Compensation expense, net of taxes	324

Pro forma net income	$4,579

Earnings per share:
As reported:
Basic	$10.27
Diluted	$9.81
Pro forma:
Basic	$9.59
Diluted	$9.16

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

(3) Dividends Per Share

The Company declared a semi-annual $3.20 per share dividend on common stock on July 13, 2005, to shareholders of record July 13, 2005, which was paid on August 1, 2005. The Company also declared a semi-annual $2.85 per share dividend on common stock on January 12, 2005, to shareholders of record January 12, 2005, which was paid on February 1, 2005.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options, net of tax benefits. Calculations for the three- and six-month periods ended June 30, 2005, and 2004 follow (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,965	2,697	5,699	4,903
Weighted average common shares outstanding	480,195	477,768	480,125	477,494

Basic earnings per share	$6.17	5.64	11.87	10.27

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,965	2,697	5,699	4,903
Weighted average common shares outstanding	480,195	477,768	480,125	477,494
Effect of assumed exercise of stock options	14,745	23,248	13,909	22,326

Total	494,940	501,016	494,034	499,820

Diluted earnings per share	$5.99	5.38	11.54	9.81

(5) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three- and six-month periods ended June 30, 2005 and 2004 follow. (dollars in thousands):

Three months ended June 30,	2005		2004

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,958	203	11,986	83
Intersegment	(203)	203	(434)	434

Total segment revenues	$12,755	406	11,552	517

Net income:
Bank	$2,965		2,697
CNBM	100		110

Total segment net income	3,065		2,807
Eliminations	(100)		(110)

Total net income	$2,965		2,697

(5) Segment Information (continued)

Six months ended June 30,	2005		2004

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$25,323	253	23,271	187
Intersegment	(466)	466	(695)	695

Total segment revenues	$24,857	719	22,576	882

Net income:
Bank	$5,699		4,903
CNBM	120		184

Total segment net income	5,819		5,087
Eliminations	(120)		(184)

Total net income	$5,699		4,903

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

Overview

We are pleased to report net income grew 16.1% year over year. For the six-month period ended June 30, 2005 net income was $5.7 million, up $0.8 million over 2004, with revenue (net interest income plus non-interest income) growth approximately twice that of operating expense growth. For the three-month period ended June 30, 2005, net income was $3.0 million or $5.99 per diluted share versus $2.7 million or $5.38 per diluted share. The results for the quarter were $0.3 million or 9.9% higher than the same quarter in 2004.

During the first six months of 2005, the balance sheet grew $40.8 million or 4.2%, from growth in both investment and loans, funded mostly by liquidating fed funds sold and borrowing additional funds. Total deposits balances changed little, but the mix continued to trend away from savings and money market to demand and time accounts.

Financial Condition and Results of Operations

Three months ended June 30, 2005

At June 30, 2005, total assets of the Company were $1,016 million, up $18.0 million or 1.8% from $997.5 million at March 31, 2005. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased $19.4 million to $37.3 million, as a result of security purchases and loan originations. The securities portfolios increased $1.8 million in total, with the growth in the available-for-sale category. This category is used to manage current liquidity and short to medium term interest rate risk. The market value of securities available-for-sale improved significantly in reaction to a decline in the long end of the Treasury yield curve. Management has identified no evidence of other-than-temporary impairment in the portfolio. Net loans increased $36.3 million to $729.7 million. Portfolios showing the greatest increase were commercial and consumer-automobile indirect, both of which management expects will continue to grow through the remainder of 2005, but likely not at the pace seen in the first half of 2005. If loan demand is not as robust as the growth in deposits, securities may be purchased, federal funds may be sold or borrowings reduced.

Total deposits at June 30, 2005, were $880.3 million and were down $19.7 million from March 31, 2005. Consumer and business deposits increased $28.3 million or 3.9%, while municipalities' total deposit balance (collateralized by securities) decreased approximately $48.0 million or 24.9% for the quarter. As we indicated in the first quarter, these deposits were expected to decline, but increase again in September and October as state aid payments and tax collections resume. Overall deposit growth during the quarter continued to come in core interest-bearing accounts (checking and savings) and time deposits. Money market accounts, where the bulk of the municipalities funds are deposited, declined. These trends are consistent with our expectation that as interest rates rise, customer balances will migrate to time deposits.

With loan and investment growth exceeding overall deposit growth, we liquidated our $28.7 million fed funds sold position from March 31, 2005 and using our lines of credit, borrowed an additional $34.2 million in overnight funds from both the FHLB and FRB. Please see "Liquidity" for more discussion.

Overall balance sheet growth led to a net interest income improvement of $0.9 million or 10.6% for the second quarter over the same quarter in 2004. The higher volume of interest-earning assets was accompanied by an increase in their yield, and the higher volume of interest-bearing liabilities also was accompanied by an increase in their costs. The growth in interest-earning assets and interest-bearing liabilities had a $1.1 million positive impact on net interest income for the quarter ended June 30, 2005, while the decrease in spread had $0.2 million negative impact on net interest income as compared to the same quarter of 2004.

For the quarter ended June 30, 2005, average interest-earning assets increased $71.6 million to $931.7 million from $860.1 million for the 2004 quarter. The tax-equivalent yields on these assets were 5.92% and 5.37%, respectively, with the increase resulting from the increase in market interest rates, particularly "prime." For the same periods, average interest-bearing liabilities increased $40.8 million to $777.7 million from $736.9 million. The costs of these liabilities were 1.73% and 1.15%, respectively, also reflecting and increasing interest rate environment.

The net effect of these yield and cost increases was a decreased spread of 3 basis points, but an increased net interest margin (tax-equivalent net interest income to average earning assets) of 9 basis points to 4.48% (net interest margin was 4.39% for the three months ended June 30, 2004). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 29 basis points in 2005 and 17 basis points in 2004 - which improved in 2005 due to the rising rate environment. A higher proportion of non-interest bearing deposits to total deposits is beneficial in higher rate conditions.

Other income for the quarter ended June 30, 2005, improved 4.9% to $3.4 million from $3.2 million in 2004, driven mainly by an increase in trust and investment services income. Service charges on deposit accounts increased modestly on growth in electronic banking services, mostly debit card transactions. Trust and investment services income increased $0.1 million for the quarter mostly as a result of growth in total assets under management. Consistent with expected trends, net gain on the sale of mortgage loans declined from 2004 and was $0.2 million in 2005 versus $0.4 million then, caused by a decrease in the total volume of closed loans. All other sources of income rose on growth in overall business volume.

Operating expenses increased 5.8% or $0.5 million for the quarter ended June 30, 2005, to $8.5 million versus $8.0 million for the 2004 quarter. Most of the increase came in two line items: (1) marketing and public relations associated with our trust and investment services advertising efforts and (2) other operating expenses, driven by higher third-party services associated with price increases and a higher volume of business.

The quarterly effective tax rate was 28.8% in 2005 and 24.7% in 2004. The increase in the effective rate is attributable to an increase in the federal tax bracket due to our higher overall taxable income and an overall higher proportion of taxable income to total income.

Six months ended June 30, 2005

At June 30, 2005, total assets of the Company were up $40.8 million or 4.2% from December 31, 2004. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased as a result of security purchases and loan originations. Total deposits at June 30, 2005, were up 0.4% with growth in consumer and commercial deposits offset by seasonal municipal deposit outflows.

Net interest income improved 9.4% for the six-month period in 2005 over the same period in 2004. The decrease in net interest spread, caused by rates on interest bearing liabilities rising faster than yields on interest earning assets, was more than offset by the growth in the average balance of these liabilities and assets. Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2005 and 2004 follows.

		2005			2004

			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$925,189	26,463	5.72	848,014	22,816	5.38

Total interest-bearing
liabilities	$772,591	6,189	1.60	728,786	4,317	1.18

Interest rate spread			4.12%			4.20%

Net interest margin		$20,274	4.38%		18,449	4.36%

Other income for the six months ended June 30, 2005, increased 7.9% to $6.5 million from $6.1 million in 2004. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions. Trust and investment services income grew $0.4 million for the period as a result of improvement in market value of assets under administration and growth in estate management fees, the latter of which can fluctuate significantly from year to year. For the six-month period ended June 30, 2005, the market value of assets under management increased $53.5 million (6.9%) over the same period in 2004, while the book value, our measure of customer growth, increased $45.5 million (6.8%) during the same period.

As anticipated, net gain on the sale of mortgage loans declined from 2004 and was $0.4 million in 2005 versus $0.6 million then, caused by a 20.2% decline in the total volume of closed loans and those sold to third parties. (See table below) However, we retained a higher percentage of originations in our portfolio, the income from which is reflected in interest income this period and into the future.

CNB Mortgage Closed Loans by Type
For the six-month periods ended June 30,
(dollars in thousands).

	2005	2004

Purchase money mortgages	$35,523	25,510
Refinance mortgages	14,672	37,422

Total mortgage originations	$50,195	62,932

Percentage of loans retained in portfolio	18.2%	7.2%

Operating expenses increased 5.0% or $0.8 million for the six months ended June 30, 2005, over the same period in 2004. The reasons are the same as those discussed above for the three-month periods.

The Company's effective tax rate for the year to date in 2005 increased to 28.3% from 25.7% in 2004 due to comparatively higher overall taxable income.

Liquidity

There has been no material change from December 31, 2004, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York, with approximately $134.0 million in total collateralized borrowing capacity.

For the six months ended June 30, 2005, we used $34.8 million in net cash and equivalents versus $41.3 million for the same period in 2004, with the change coming mainly from higher loan originations and securities purchases net of deposit and borrowing growth.

Net cash provided by operating activities was $4.4 million in 2005, versus $1.1 million in 2004. Both the largest source and use of operating cash in 2005 and 2004 were loans held for sale. Activity in 2005 was significantly lower than in 2004 due to lower mortgage refinancing activity. Excluding the effects of loans held for sale, operating activities provided $6.5 million of cash for the six months of 2005 versus $4.6 million for the same period of 2004.

Cash used by investing activities was $74.3 million in 2005 versus $58.5 million in 2004. Securities purchases and loan originations were substantially higher in 2005 than in 2004, as we invested cash inflows from deposits and borrowings in these higher yield assets.

Cash provided by financing activities was $35.0 million in 2005 versus $16.1 million in 2004. Deposit activity was a main contributor in both years, but we also utilized overnight borrowings in 2005.

For the remainder of 2005, cash for growth is expected to come primarily from customer sources and overnight borrowings. Customer deposit growth is mainly expected to come from Monroe County sources. In addition, we have raised approximately $10.0 million in nationally marketed time deposits in July 2005. We may consider raising additional funds in this manner before year end to fund loan growth to the extent local deposit growth is insufficient.

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2005, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2004, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2005, and 2004 follow (dollars in thousands):

	June 30,

	2005	2004

Balance at beginning of period	$7,215	6,331
Provision for loan losses	880	910
Loans charged off	(789)	(743)
Recoveries on loans previously charged off	396	299

Balance at end of period	$7,702	6,797

Allowance as a percentage of total period end loans	1.05%	1.05%

Allowance as a percentage of non-performing loans	68.8%	72.5%

The provision for loan losses for the six-month period ended June 30, 2005, was 3.3% lower than the same period in 2004, mainly due to lower net charge-offs. The overall allowance, funded by the provision for loan losses, has increased in connection with the total loan portfolio. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2005, is adequate at $7.7 million.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2005, and 2004 and twelve months ended December 31, 2004, follow (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2005	2004	2004

Recorded investment at period end	$10,804	8,218	8,919
Impaired loans as percent of total loans	1.47%	1.21%	1.38%
Impaired loans with related allowance	$4,765	2,047	124
Related allowance	$494	226	19
Average investment during period	$10,002	8,873	9,266

Though we had experienced an improvement in credit risk, with impaired loans declining throughout 2004, this trend reversed in 2005, when one $2.8 million commercial real-estate secured borrowing relationship was deemed by us to be impaired, as a result of its past-due payment status, and placed on non-accrual. We believe we will fully recover all amounts owed from the borrower. Because of this increase, impaired loans as a percentage of total loans outstanding increased to 1.47% at June 30, 2005, versus 1.21% at December 31, 2004. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2005	2004	2004

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$17	77	73
Real estate-commercial	232	-	323
Real estate-residential	17	68	-
Consumer and other	113	197	64

Total past due 90 days or more and accruing	379	342	460

Loans in non-accrual status:
Commercial, financial & agricultural	1,420	1,442	2,069
Real estate-commercial	9,171	6,510	6,405
Real estate-residential	203	265	220
Consumer and other	10	-	225

Total non-accrual loans	10,804	8,217	8,919

Total non-performing loans	11,183	8,559	9,379

Other real estate owned
Commercial	-	-	421
Residential	62	-	-

Total other real estate owned	62	-	421

Total non-performing assets	$11,245	8,559	9,800

Non-performing loans to total period-end loans	1.52%	1.27%	1.45%

Non-performing assets to total period-end
loans and other real estate	1.53%	1.27%	1.52%

There were no troubled debt restructurings.

Total non-performing loans increased $2.6 million to $11.2 million at June 30, 2005, from $8.6 million at December 31, 2004, and was due to the relationship discussed in "Impaired Loans" above.

At June 30, 2005, other real estate owned consisted of one residential property totaling $0.1 million. We are actively pursuing its liquidation.

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

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, replacing two previously issued financial accounting statements. The purpose of the statement is to enhance consistency between reporting periods. The statement applies to voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. Previously, most such changes resulted in a cumulative adjustment in the period of change. The Statement is effective for our 2006 fiscal year, with earlier application permitted. Since we have no current changes in accounting principle, nor are any contemplated, we do not believe this statement will impact the Company in the foreseeable future.

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

In our annual report for 2004, we predicted market interest rates for 2005 to rise up to 100 basis points from their year-end values on the short end of the treasury yield curve (under 3 years) and 50 to 75 basis points at the middle- and long-end of the curve. Since December 2004, the monthly average two-year constant maturity treasury has risen nearly 65 basis points on average and the ten-year has fallen nearly 25 basis points following changes in our overall economy. The Federal Open Market Committee (FMOC) has raised the target fed funds rate (interbank overnight borrowings) 100 basis points since the beginning of the year with the latest 25 basis point rise occurring on June 30, 2005. This helps explain the rise in short term rates. However, the decline in long term rates was unexpected, and best explained by investors viewing long term inflation as stable and manageable. Because our balance sheet generally has a short repricing period (under three years), we are more impacted by the short end of the treasury curve than the long end. This has been reflected in our net interest income as shown in the tables and discussed in the narratives above.

Our asset yields should continue to rise in 2005 due to the reinvestment of maturing loans and principal repayments as well as new originations at generally higher rates than in 2004. We also believe the FMOC will continue to raise the target federal funds rate. Notwithstanding increasing yields, liability costs will rise faster and greater than assets yields, as we experienced in the first half of the year. This will continue to compress both net interest spread and may compress net interest margin. To offset this compression and grow profitability, earning asset balances will need to grow faster than interest-bearing liabilities.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2005, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods indicated in seconds quarter of 2005, the total number of shares purchased and the price paid per share by Canandaigua National Corporation. These are considered affiliated purchases under Item 703 of Regulation S-K. Treasury purchase prices per share were determined based on the latest open-market transaction.

Date	# shares	Price	Purpose

June 2005	9	$ 382.67	Arthur S. Hamlin Award

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

Shareholder Communication

The following letter from Mr. George W. Hamlin, President and Chief Executive Officer was sent to shareholders receiving our August 1, 2005, dividend.

August 1, 2005

To Our Shareholders:

     I am pleased to report Earnings Per Share of $11.54 compared with $9.81 for last year, for a year-over-year increase of 17.5%. These results at the "half-way point" are ahead of our expectations, mainly on higher revenues derived from new loan generation which resulted in a higher net interest income. This was further supplemented by increased income from estate administration fees occurring in the first quarter of the year. Notwithstanding that our non-performing loans have edged up a little, the charge-off of loans (net of recoveries) are half of what we expected over the first two quarters, leading to a substantially lower provision for loan loss expense. Since this performance is nicely ahead of schedule, we must be prepared for a more moderate pace for the second half of the year as we deal with the effects of slower growth of the economy and the trending up of interest on deposit rates.

     Since last summer, the assets of the Company have grown 9.7% reaching $1.015 billion for the first time. We had anticipated that occurring mid-2005 and had given some thought to how we might understand the meaning of reaching this milestone. I think it is best thought of as an index of the measure of our value to the community. Every non-public dollar, that is to say, consumer and business deposits exclusive of public funds of municipalities, is invested back into our community to underwrite personal, family and household consumption and projects, and to underwrite the development and growth of small businesses throughout the region which provides the economic base to support the quality of life we enjoy in this region. You may be interested to know that every public dollar on deposit must be collateralized by a limited list of securities, such as U.S. Government and municipal bonds, which means that public dollars are not invested in local loans as a matter of state policy.

     The fundamentals of the economy are very much in place, and the Federal Reserve began at the end of last summer to raise the Fed Funds rate by one-quarter point and has done so seven times since then. Because of the difference in timing of the change of rates on loans and deposits, the compression in the net interest margin and spreads continues as yields on assets continue their momentum to reprice downward over their typical re-pricing cycle of three years. This momentum continues as pressure is brought by the deposit markets to raise rates on liabilities as they come due - - a trend which we have anticipated for this year and have experienced pretty much on budget. Happily, our loan portfolios continue to enjoy good quality, compared to what a seasoned view might have expected for an economy in recovery.

     We have declared a dividend of $3.20 per share which amounts to a total dividend of $6.05 for this year compared with $5.30 paid last year for a 14.2% increase reflective of our continued growth and prospects. As I have mentioned in these spaces before, the accumulation of capital to support our continued growth is a major strategy for us that requires the appropriate balancing of retention of earnings and distribution of earnings. This has resulted in our Company" capital ratio reaching 7.25%, up nicely from 6.93% for this time last year, on the way to an ultimate goal of at least 7.5%. Payroll expense is controlled very closely within budget resulting in an improvement in our overall efficiency ratio which takes into account increased non-interest income with the vigilant control of containing overhead expense as we continue our growth.

     The growth of technology continues to be one of our advantages since it allows us access world-wide to customers who choose to continue to do business with our community bank. Along with this, comes the risk presented by criminal minds as far away as Russia who attempt to hack into electronic transfers that now represent the preferred method of consumers to pay for their goods and services. Indeed, more than 65% of our transactions are electronic in nature, and it is common for retail grocery stores to experience nearly half of their transactions to be initiated through plastic - - either credit or debit cards. Of course, this occasions a plethora of new rules and regulations to secure both the country and the financial system from disruption. The Financial Crimes Enforcement Network (FinCEN) is responsible for monitoring, limiting and controlling money laundering operations which are seen to underwrite all kinds of criminal activity to include terrorism. As a result, there are many unfunded mandates that befall the payment system which is conducted primarily through commercial banks such as ours. Add to that the blight of "identity theft" which is accomplished by the unauthorized use of personal account information, identification numbers, and passwords which are illegally obtained and are indistinguishable from the authentic information because in electronic terms they are exactly the same. Fortunately for the consumer, this presents them with more nuisance than loss, since the banking industry is responsible to absorb the loss occasioned by such invasions. Although the consumer is considerably upset and displaced because of a perceived injury to their "credit rating" which is built upon the accurate reporting of their use of credit and the timely payment thereof, we view this as an opportunity for us as a community bank, since as long as you are known to us, you have no reason to fear that your access to credit will be disturbed in any way because of being victimized by Identity Theft. Moreover, our people are enormously helpful and reassuring to guide our customers who have been victimized through the process of squaring away the record and re-establishing their credit report.

     We look forward to sustained progress toward our goals to develop a Strategic Plan for the Year 2020 which both confirms and recognizes the positive performance of our Company while instituting our Plan for 2010 started nearly 10 years ago with 5 years yet to run and which established the architecture and the plan for what we have accomplished in the recent past. There are many new projects with which we have become involved and which show the potential of our market region.

     We are fortunate, of course, to continue to enjoy the positive performance of our stock value as well as the enthusiastic support of our staff. These talented individuals are responsible for the creation and delivery of the value proposition which continues to be the underlying reason for our sustained growth.

Very truly yours,

/s/ George W. Hamlin, IV
George W. Hamlin, IV
President and CEO

Common Stock Trades

During 2005, the Company's common stock was traded in an open-market transactions at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Date	# shares	Average	High	Low

March 15, 2005	500	$ 382.67	$ 420.00	$ 365.00
June 9, 2005	802	$ 371.88	$ 410.50	$ 351.25

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 3, 2005	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

August 3, 2005	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer