Form 10-Q
period 2005-09-30
CANANDAIGUA NATIONAL CORP
filed 2005-11-03
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes [Ö ]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Exchange Act).

Yes [Ö ]	No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ ]	No [Ö ]

The number of shares outstanding of each of the issuer's classes of common stock was 480,530 shares of common stock, par value $20.00, outstanding at October 24, 2005.

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

- The commission of fraud by employees, customers and non-customers against the Company; and

- Our success in managing these risks.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2005

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2005 and December 31, 2004 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$39,491	23,725
Interest-bearing deposits with other financial institutions	8,495	2,751
Federal funds sold	137	45,554
Securities:
- Available-for-sale, at fair value	93,564	85,031
- Held-to-maturity (fair value of $122,286 in 2005 and $119,131 in 2004)	121,823	116,689
Loans:
Commercial, financial and agricultural	165,989	151,343
Commercial mortgage	306,738	279,731
Residential mortgage	121,824	103,971
Consumer-automobile indirect	141,087	111,506
Consumer-other	23,967	22,401
Other	162	163
Loans held for sale	4,007	4,888

Total loans	763,774	674,003
Plus: Net deferred loan costs	4,388	3,085
Less: Allowance for loan losses	(7,945)	(7,215)

Loans - net	760,217	669,873
Premises and equipment - net	15,048	15,251
Accrued interest receivable	5,479	4,103
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,332	2,140
Other assets	10,796	9,640

Total Assets	$1,057,382	974,757

Liabilities and Stockholders' Equity
Deposits:
Demand:
Non-interest-bearing	$150,589	138,084
Interest-bearing	110,630	97,700
Savings and money market	369,934	448,974
Time	313,957	192,383

Total deposits	945,110	877,141
Borrowings	11,500	942
Junior subordinated debentures	20,206	20,160
Accrued interest payable and other liabilities	6,307	6,341

Total Liabilities	983,123	904,584

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 in 2005 and in 2004	9,732	9,732
Additional paid-in capital	7,737	7,430
Retained earnings	59,445	53,797
Treasury stock, at cost (7,094 shares in 2005 and 5,443 in 2004)	(1,999)	(734)
Accumulated other comprehensive loss	(656)	(52)

Total Stockholders' Equity	74,259	70,173

Total Liabilities and Stockholders' Equity	$1,057,382	974,757

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2005 and 2004 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Interest income:
Loans, including fees	$11,631	9,315	32,649	27,272
Securities	2,024	1,839	5,929	5,385
Other	67	100	362	304

Total interest income	13,722	11,254	38,940	32,961

Interest expense:
Deposits	3,532	1,864	8,950	5,657
Borrowings	121	8	208	24
Junior subordinated debentures	380	282	1,064	790

Total interest expense	4,033	2,154	10,222	6,471

Net interest income	9,689	9,100	28,718	26,490
Provision for loan losses	420	300	1,300	1,210

Net interest income after provision for loan losses	9,269	8,800	27,418	25,280

Other income:
Service charges on deposit accounts	1,443	1,388	4,149	3,992
Trust and investment services	1,025	921	3,205	2,682
Net gain on sale of mortgage loans	274	336	664	982
Mortgage servicing, net	179	156	501	472
Loan late fees and other charges	174	137	589	472
Net gain on sale or call of securities and other investments	1	-	46	36
Other	(96)	344	393	714

Total other income	3,000	3,282	9,547	9,350

Operating expenses:
Salaries and employee benefits	4,537	4,477	13,477	13,384
Occupancy	1,615	1,527	4,820	4,648
Marketing and public relations	253	263	929	810
Office supplies, printing and postage	289	310	847	951
FDIC insurance	29	30	92	91
Other	1,532	1,516	4,829	4,182

Total operating expenses	8,255	8,123	24,994	24,066

Income before income taxes	4,014	3,959	11,971	10,564
Income taxes	1,160	1,045	3,418	2,747

Net income	$2,854	2,914	8,553	7,817

Basic earnings per share	$5.95	6.08	17.82	16.35

Diluted earnings per share	$5.79	5.77	17.32	15.58

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-months ended September 30, 2005 and 2004 (Unaudited)
(dollars in thousands, except per share data)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2004	$9,732	7,430	53,797	(734)	(52)	70,173
Comprehensive income:
Change in unrealized loss on on(loss)
securities available-for-sale,
net of taxes of ($391)	-	-	-	-	(604)	(604)
Net income	-	-	8,553	-	-	8,553

Total comprehensive income						7,949

Sale of 9 shares of
treasury stock	-	2	-	1	-	3
Purchase of 4,339 shares of
treasury stock	-	-	-	(1,603)	-	(1,603)
Exercise of 2,679 stock options,
including tax benefit of $226	-	305	-	337	-	642
Cash dividend - $6.05 per share	-	-	(2,905)	-	-	(2,905)

Balance at September 30, 2005	$9,732	7,737	59,445	(1,999)	(656)	74,259

Balance at December 31, 2003	$9,732	6,958	45,729	(1,158)	308	61,569
Comprehensive income:
Change in unrealized gain on
securities available-for-sale,
net of taxes of ($141)	-	-	-	-	(222)	(222)
Net income	-	-	7,817	-	-	7,817

Total comprehensive income						7,595

Sale of 848 shares of
treasury stock	-	112	-	91	-	203
Exercise of 2,176 stock options,
including tax benefit of $232	-	246	-	244	-	490
Cash dividend - $5.30 per share	-	-	(2,531)	-	-	(2,531)

Balance at September 30, 2004	$9,732	7,316	51,015	(823)	86	67,326

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2005 and 2004 (Unaudited) (dollars in thousands)

	2005	2004

Cash flow from operating activities:
Net income	$8,553	7,817
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,409	2,395
Provision for loan losses	1,300	1,210
Deferred income tax (benefit) expense	(509)	125
Loss (income) from equity method investments	9	(7)
Net gain on sale of other real estate owned	(114)	(9)
Net gain on sale or call of securities and other investments	(46)	(36)
Net gain on sale of mortgage loans	(664)	(982)
Originations of loans held for sale	(69,857)	(84,652)
Proceeds from sale of loans held for sale	71,402	80,760
Increase in other assets	(1,864)	(735)
Increase (decrease) in accrued interest payable and other liabilities	192	(1,184)

Net cash provided by operating activities	10,811	4,702

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	6,204	8,836
Purchases	(15,722)	(27,204)
Securities held-to-maturity:
Proceeds from maturities and calls	21,299	23,717
Purchases	(26,763)	(23,004)
Loan originations and principal collections -- net	(92,463)	(69,690)
Fixed asset purchases -- net	(1,590)	(1,264)
Purchase of FHLB and FRB stock	(292)	-
Proceeds from call of FHLB stock	101	61
Investment in equity-method investments -- net	(44)	(7)
Proceeds from sale of other real estate	114	68

Net cash used in investing activities	(109,156)	(88,487)

Cash flow from financing activities:
Net (decrease) increase in demand, savings and money market deposits	(53,605)	69,515
Net increase (decrease) in time deposits	121,574	(6,638)
Overnight borrowings -- net	10,600	-
Principal repayments on borrowings	(42)	(40)
Proceeds from sale of treasury stock	3	203
Payments to acquire treasury stock	(1,603)	-
Proceeds from issuance of treasury stock under stock option plan	416	261
Dividends paid	(2,905)	(2,531)

Net cash provided by financing activities	74,438	60,770

Net decrease in cash and cash equivalents	(23,907)	(23,015)
Cash and cash equivalents - beginning of period	72,030	93,606

Cash and cash equivalents - end of period	$48,123	70,591

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,658	6,564

Income taxes	$3,740	2,553

Additions to other real estate acquired through foreclosure	$62	-

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2004, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by an independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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

For the nine months ended September 30,	2004

Net income as reported	$7,817
Compensation expense, net of taxes	324

Pro forma net income	$7,493

Earnings per share:
As reported:
Basic	$16.35
Diluted	$15.58
Pro forma:
Basic	$15.67
Diluted	$14.94

The weighted average fair value of options granted during 2004 was $67.50. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Grant year	2004

Dividend yield	2.03%
Risk-free interest rate	4.27%
Life	10.6 years
Volatility	13.95%

Financial Accounting Standards Board (FASB) Statement No. 123r (revised 2004), Share-Based Payment, effective in 2006, will change the accounting for stock options, phantom stock awards and stock appreciation rights. Management has not quantified the impact of the change on the Company's financial condition or operations.

(3) Dividends Per Share

The Company declared a semi-annual $3.20 per share dividend on common stock on July 13, 2005, to shareholders of record July 13, 2005, which was paid on August 1, 2005. The Company also declared a semi-annual $2.85 per share dividend on common stock on January 12, 2005, to shareholders of record January 12, 2005, which was paid on February 1, 2005.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options, net of tax benefits. Calculations for the three- and nine-month periods ended September 30, 2005, and 2004 follow (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,854	2,914	8,553	7,817
Weighted average common shares outstanding	479,430	479,547	479,891	478,184

Basic earnings per share	$5.95	6.08	17.82	16.35

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,854	2,914	8,553	7,817
Weighted average common shares outstanding	479,430	479,547	479,891	478,184
Effect of assumed exercise of stock options	13,661	25,521	13,826	23,398

Total	493,091	505,068	493,717	501,582

Diluted earnings per share	$5.79	5.77	17.32	15.58

(5) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three- and nine-month periods ended September 30, 2005 and 2004 follows. (dollars in thousands):

Three months ended September 30,	2005		2004

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,524	165	12,048	334
Intersegment	(280)	280	(338)	338

Total segment revenues	$12,244	445	11,710	672

Net income:
Bank	$2,854		2,914
CNBM	64		269

Total segment net income	2,918		3,183
Eliminations	(64)		(269)

Total net income	$2,854		2,914

(5) Segment Information (continued)

Nine months ended September 30,	2005		2004

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$37,847	418	35,319	521
Intersegment	(746)	746	(1,033)	1,033

Total segment revenues	$37,101	1,164	34,286	1,554

Net income:
Bank	$8,553		7,817
CNBM	184		452

Total segment net income	8,737		8,269
Eliminations	(184)		(452)

Total net income	$8,553		7,817

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

Critical Accounting Estimate

Pursuant to SEC guidance, the Company evaluates and discloses those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in our methodology for estimating the Allowance, which is fully described within the 2004 Annual Report.

Overview

We are pleased to report net income for the year to date grew 9.4% year over year. For the nine-month period ended September 30, 2005, net income was $8.6 million, up $0.8 million over 2004, with revenue (net interest income plus non-interest income) growth approximately twice that of operating expense growth. For the three-month period ended September 30, 2005, net income was $2.9 million or $5.79 per diluted share versus $2.9 million or $5.77 per diluted share. The results for the quarter were $0.1 million or 2.1% lower than the same quarter in 2004.

During the first nine months of 2005, the balance sheet grew $82.3 million or 8.5%, from growth in both investments and loans, funded by growth in deposits and borrowings, and liquidating fed funds sold. Total deposits grew $68.0 million or 7.7%.

Financial Condition and Results of Operations

Three months ended September 30, 2005

At September 30, 2005, total assets of the Company were $1,057 million, up $41.8 million or 4.1% from $1,016 million at June 30, 2005. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $10.9 million to $48.1 due to growth in deposits. The securities portfolios declined slightly ($0.2 million) as management focused asset growth in the higher yielding loan portfolio. The market value of securities available-for-sale declined significantly in reaction to an increase in the long end of the Treasury yield curve. Management has identified no evidence of other-than-temporary impairment in the portfolio.

Net loans increased $30.5 million to $760.2 million. Portfolios showing the greatest increase were commercial and consumer-automobile indirect, both of which have been growing most of the year. However, we expect growth to subside in the fourth quarter, particularly in the automobile indirect portfolio, as automobile sales are expected to decline regionally. If, as we anticipate, loan demand is not as robust as the growth in deposits, securities may be purchased, federal funds may be sold or borrowings reduced.

Total deposits at September 30, 2005, were $945.1 million and were up $64.8 million from June 30, 2005. Consumer and business deposits increased $19.7 million or 2.7%, while municipalities' total deposit balance (collateralized by securities) increased approximately $24.6 million or 17.0% for the quarter in line with our expectations. As we indicated in the first quarter, these deposits were expected to decline, but increase again in September and October as state aid payments and tax collections resume. Overall deposit growth during the quarter continued to come in core interest-bearing accounts (checking and savings) and time deposits. These trends are consistent with our expectation that as interest rates rise, customer balances will migrate to time deposits. In addition to retail deposit growth, we also raised approximately $20 million in nationally marketed time deposits (wholesale deposits) to fund asset growth.

With the growth in the quarter of both retail and wholesale deposits, we were able to reduce our overnight borrowings by $23.6 million from June 30, 2005, leaving $11.5 million in borrowings of which $10.6 million was from the FHLB. Please see "Liquidity" for more discussion.

Overall balance sheet growth led to a net interest income improvement of $0.6 million or 6.5% for the second quarter over the same quarter in 2004. The higher volume of interest-earning assets was accompanied by an increase in their yield, and the higher volume of interest-bearing liabilities also was accompanied by an increase in their costs. The growth in interest-earning assets and interest-bearing liabilities had a $0.9 million positive impact on net interest income for the quarter ended September 30, 2005, while the decrease in spread had $0.3 million negative impact on net interest income as compared to the same quarter of 2004.

For the quarter ended September 30, 2005, average interest-earning assets increased $82.2 million to $957.5 million from $875.3 million for the 2004 quarter. The tax-equivalent yields on these assets were 6.00% and 5.40%, respectively, with the increase resulting from the increase in market interest rates, particularly "prime." For the same periods, average interest-bearing liabilities increased $61.5 million to $798.6 million from $737.1 million. The costs of these liabilities were 2.02% and 1.17%, respectively, also reflecting an increasing interest rate environment.

The net effect of these yield and cost increases was a decreased spread of 25 basis points, and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 10 basis points to 4.31% (net interest margin was 4.41% for the three months ended September 30, 2004). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 33 basis points in 2005 and 18 basis points in 2004 - which improved in 2005 due to the rising rate environment. A higher proportion of non-interest bearing deposits to total deposits is beneficial in higher rate conditions.

Other income for the quarter ended September 30, 2005, declined $0.3 million or 8.6% to $3.0 million from $3.3 million in 2004, driven mainly by an increase in trust and investment services income, offset by a substantial decline in other income. Service charges on deposit accounts increased modestly on growth in electronic banking services, mostly debit card transactions. Trust and investment services income increased $0.1 million for the quarter mostly as a result of growth in total assets under management. Consistent with expected trends, net gain on the sale of mortgage loans declined from 2004, caused by a decrease in the total volume of closed loans. Mortgage servicing income and loan late fees and charges both increased on increases in underlying loan volume. The decline in other income was a result of $0.2 million in losses from equity-method investments in 2005, and $0.2 million nonrecurring income in 2004.

Operating expenses increased 1.6% or $0.2 million for the quarter ended September 30, 2005, to $8.3 million versus $8.1 million for the 2004 quarter. All categories increased only modestly.

The quarterly effective tax rate was 28.9% in 2005 and 26.4% in 2004. The increase in the effective rate is attributable to an increase in the federal tax bracket due to our higher overall taxable income and an overall higher proportion of taxable income to total income.

Nine months ended September 30, 2005

At September 30, 2005, total assets of the Company were up $82.6 million or 8.5% from December 31, 2004. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased as a result of security purchases and loan originations. Total deposits at September 30, 2005, were up 7.7% with growth from all sources (consumer, commercial and municipal).

Net interest income improved 8.4% for the nine-month period in 2005 over the same period in 2004. The decrease in net interest spread, caused by rates on interest-bearing liabilities rising faster than yields on interest-earning assets, was more than offset by the growth in the average balance of these liabilities and assets. Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2005 and 2004 follows.

		2005			2004

			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$936,018	40,814	5.81	857,116	34,631	5.39

Total interest-bearing
liabilities	$781,277	10,222	1.74	731,567	6,471	1.18

Interest rate spread			4.07%			4.21%

Net interest margin		$30,592	4.36%		28,160	4.38%

Other income for the nine months ended September 30, 2005, increased 2.1% to $9.5 million from $9.4 million in 2004. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions. Trust and investment services income grew $0.5 million or 19.5% for the period as a result of improvement in the market value of assets under administration and growth in estate management fees, the latter which can fluctuate significantly from year to year. For the nine-month period ended September 30, 2005, the market value of assets under management increased $87.7 million (11.3%) over the same period in 2004, while the book value, our measure of customer growth, increased $70.4 million (10.5%) during the same period.

As anticipated, net gain on the sale of mortgage loans declined from 2004 and was $0.6 million in 2005 versus $1.0 million then, caused by a 11.6% decline in the total volume of loans sold to third parties (see table below). However, we retained a higher percentage of originations in our portfolio, the income from which is reflected in interest income this period and into the future.

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(dollars in thousands).

	2005	2004

Purchase money mortgages	$61,277	58,512
Refinance mortgages	24,430	35,428

Total mortgage originations	$85,707	93,940

Percentage of loans retained in portfolio	18.5%	9.6%

Operating expenses increased 3.9% or $0.9 million for the nine months ended September 30, 2005, over the same period in 2004. Most of the increase came in the following line items: (1) higher occupancy expenses associated with rising energy prices and equipment maintenance costs, (2) marketing and public relations associated with our trust and investment services advertising efforts, and (3) other operating expenses, driven by higher third-party services associated with price increases and a higher volume of business.

The Company's effective tax rate for the year to date in 2005 increased to 28.6% from 26.0% in 2004 due to the same reason discussed for the three month period.

Liquidity

There has been no material change from December 31, 2004, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York, with approximately $148.0 million in total collateralized borrowing capacity.

For the nine months ended September 30, 2005, we used $23.9 million in net cash and equivalents versus $23.0 million for the same period in 2004. In both periods, cash was used to fund loan originations and securities purchases net of deposit and borrowing growth.

Net cash provided by operating activities was $10.8 million in 2005, versus $4.7 million in 2004. Both the largest source and use of operating cash in 2005 and 2004 were loans held for sale. Activity in 2005 was lower than in 2004 due to lower mortgage refinancing activity. Excluding the effects of loans held for sale, operating activities provided $9.9 million of cash for the nine months of 2005 versus $9.6 million for the same period of 2004.

Cash used by investing activities was $109.2 million in 2005 versus $88.5 million in 2004. Securities purchases were about the same in both years, but loan originations were substantially higher in 2005 than in 2004, as we invested cash inflows from deposits and borrowings in these higher yielding assets.

Cash provided by financing activities was $74.4 million in 2005 versus $60.8 million in 2004. Deposit activity was a main contributor in both years, but we also utilized overnight borrowings in 2005. As we had expected, the source of net deposit inflows shifted from short-term deposits (demand, savings and money market) to time deposits.

For the remainder of 2005, cash for growth is expected to come primarily from customer sources and overnight borrowings. Customer deposit growth is mainly expected to come from Monroe County sources. In addition, we may consider raising additional nationally marketed time deposits before year end to fund loan growth to the extent local deposit growth is insufficient.

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2005, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2004, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2005, and 2004 follow (dollars in thousands):

	September 30,

	2005	2004

Balance at beginning of period	$7,215	6,331
Provision for loan losses	1,300	1,210
Loans charged off	(1,086)	(962)
Recoveries on loans previously charged off	516	433

Balance at end of period	$7,945	7,012

Allowance as a percentage of total period end loans	1.04%	1.04%

Allowance as a percentage of non-performing loans	75.2%	82.9%

The provision for loan losses for the nine-month period ended September 30, 2005, was 7.4% higher than the same period in 2004, mainly due to growth in the loan portfolio. As discussed more fully in our 2004 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2005, is adequate at $7.9 million.

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2005, and 2004 and twelve months ended December 31, 2004, follows (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2005	2004	2004

Recorded investment at period end	$10,241	8,218	8,351
Impaired loans as percent of total loans	1.34%	1.21%	1.23%
Impaired loans with related allowance	$4,467	2,047	222
Related allowance	$544	226	200
Average investment during period	$10,062	8,873	9,037

Though we had experienced an improvement in credit risk, with impaired loans declining throughout 2004, this trend reversed in 2005, when one $2.8 million commercial real-estate secured borrowing relationship was deemed by us to be impaired, as a result of its past-due payment status, and placed on non-accrual. [This loans has been subsequently paid off with no loss incurred.] Because of this year to date increase, impaired loans as a percentage of total loans outstanding increased to 1.34% at September 30, 2005, versus 1.21% at December 31, 2004. We anticipate impaired loans will decrease in the fourth quarter of 2005 from this quarter. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2005	2004	2004

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$89	77	72
Real estate-commercial	-	-	-
Real estate-residential	17	68	47
Consumer and other	221	197	214

Total past due 90 days or more and accruing	327	342	333

Loans in non-accrual status:
Commercial, financial & agricultural	1,226	1,442	1,368
Real estate-commercial	8,806	6,510	6,513
Real estate-residential	199	265	247
Consumer and other	10	-	-

Total non-accrual loans	10,241	8,217	8,128

Total non-performing loans	10,568	8,559	8,461

Other real estate owned
Commercial	-	-	421
Residential	62	-	-

Total other real estate owned	62	-	421

Total non-performing assets	$10,630	8,559	8,882

Non-performing loans to total period-end loans	1.38%	1.27%	1.25%

Non-performing assets to total period-end
loans and other real estate	1.39%	1.27%	1.31%

There were no troubled debt restructurings.

For the reason discussed in "Impaired Loans," total non-performing loans increased $2.0 million at September 30, 2005, from $8.6 million at December 31, 2004, but decreased $11.2 million at June 30, 2005. We have been and continue to work on collecting these assets.

At September 30, 2005, other real estate owned consisted of one residential property totaling $0.1 million. We are actively pursuing its liquidation.

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

In our annual report for 2004, we predicted market interest rates for 2005 to rise up to 100 basis points from their year-end values on the short end of the treasury yield curve (under 3 years) and 50 to 75 basis points at the middle- and long-end of the curve. Since December 2004, the monthly average two-year constant maturity treasury has risen nearly 95 basis points and the ten-year is unchanged. The Federal Open Market Committee (FMOC) has raised the target fed funds rate (interbank overnight borrowings) 150 basis points since the beginning of the year with the latest 25 basis point rise occurring in September 2005. This helps explain the rise in short term rates. However, the lack of an increase in long term rates in the first three quarters was unexpected, and best explained by investors viewing long-term inflation as stable and manageable. Because our balance sheet generally has a short repricing period (under three years), we are more impacted by the short end of the treasury curve than the long end. This has been reflected in our narrowing net margin as seen in the table and discussions above.

Our asset yields should continue to rise for the remainder of 2005 due to the reinvestment of maturing loans and principal repayments as well as new originations at generally higher rates than in 2004. We also believe the FMOC will raise the target federal funds rate at least 25 basis points before year end. Notwithstanding increasing yields, liability costs will rise faster and greater than assets yields, as we experienced so far this year. This will continue to compress both net interest spread and net interest margin. To offset this compression and grow profitability, earning asset balances will need to grow faster than interest-bearing liabilities.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2005, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for monthly periods indicated in the quarter, as applicable, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company Employee Stock Ownership Plan (ESOP), and The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin award and the Canandaigua National Corporation for treasury. Each of these entities is considered affiliated purchasers of the Company under Item 703 of Regulation S-K. The ESOP per-share purchase price was determined by an independent third-party appraisal of the stock for purposes of the ESOP to comply with income tax regulations. The Company and Bank purchase prices per share were determined based on the latest open-market transaction at the time of the purchase.

Date	# shares	Price	Purpose

September 2005	1,080	$ 373.20	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

Common Stock Trades

During 2005, the Company's common stock was traded in an open-market transactions at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Date	# shares	Average	High	Low

March 15, 2005	500	$ 382.67	$ 420.00	$ 365.00
June 9, 2005	802	$ 371.88	$ 410.50	$ 351.25
August 18, 2005	682	$ 373.20	$ 401.00	$ 360.00

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 2, 2005	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

November 2, 2005	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Senior Vice President and Chief Financial Officer