Form 10-K
period 2005-12-31
CANANDAIGUA NATIONAL CORP
filed 2006-02-17
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[Ö ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ________
Commission File Number 2-94863

CANANDAIGUA NATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

New York	16-1234823
(State of Incorporation)	(I.R.S. Employer Identification No.)

72 South Main Street	14424
Canandaigua, NY	(Zip Code)
(Address of principal executive offices)
(585) 394-4260
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

2,000,000 shares $20 par common
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes  No [Ö ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  No [Ö ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [Ö ] No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  No [Ö ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.
Large accelerated filer  Accelerated filer [Ö ] Non-accelerated filer 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  No [Ö ]

As of June 30, 2005, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the most recent public stock sale up to that date of $371.88 per common share, was $178,283,000.

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sales price disclosed on page 19 of the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2006: 479,934.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2005, and Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Parts I, II and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2005

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

The Canandaigua National Bank and Trust Company

     The Canandaigua National Bank and Trust Company was incorporated as a national bank in 1887 under the laws of the United States of America. Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York, and several locations in Ontario County and Monroe County, New York. The Bank was granted Trust powers in 1919 and was licensed to sell insurance in 1996.

     The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment, and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet. A full description and analysis of the Bank's and Company's activities is set forth in Items 7 and 7a.

Geographic Market Served

     The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs. Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet and by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid-1990s, the Bank has expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), and Penfield (2004). There are no announced plans for additional offices; however management reviews opportunities as they arise.

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

     One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2005, the Company's share of deposits for all banks and credit unions (with share totals greater than $50 million) in the Company's physical market area was 6.87% ($883,233 million) in 2005, 6.37% ($837,027 million) in 2004, and 4.64% ($788.3 million) in 2003. At June 30, 2005, this defined market area had total deposits of approximately $12.9 billion.

Employees

     At December 31, 2005, the Company had 360 employees of whom 90 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

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

     Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 of the 2005 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios

     Imposition of Liability for Undercapitalized Subsidiaries -- Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

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

     Examinations and Audits-- The Federal Reserve Board and the OCC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.

     The FDIC Improvement Act of 1991 (FDICIA) - The Bank must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, the audit report of the Company is used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. FDICIA also requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

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

     Today more than 170 crimes are listed in the federal money laundering statutes. They range from drug trafficking, gunrunning, murder for hire, fraud, acts of terrorism, and the illegal use of a wetlands. The list also includes certain foreign crimes. Therefore, a financial institution must educate its employees, understand its customers and their businesses, and have systems and procedures in place to distinguish routine transactions from ones that rise to the level of suspicious activity. The reporting and record keeping requirements of the BSA regulations create a paper trail for law enforcement to investigate money laundering schemes and other illegal activities. This paper trail operates to deter illegal activity and provides a means to trace movements of money through the financial system

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT Act) of 2001 was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley (GLB) Act of 1999 was enacted. The GLB Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the GLB Act contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" was broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system. The GLB Act also permitted national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     Fair and Accurate Credit Transactions Act ("FACT Act") The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than are generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

     Sarbanes-Oxley Act (SOA) The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

     The Check Clearing for the 21st Century Act ("Check 21 Act"), became effective in October, 2004. The Check 21 Act creates a new negotiable instrument, called a "substitute check," which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Check 21 Act. The Check 21 Act is designed to facilitate check truncation, to foster innovation in the check payment systems and to improve the payment system by shortening processing times and reducing the volume of paper

     Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the Truth in Landing Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. checks.

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

State Taxation

     State of New York. The Company reports income on a consolidated calendar year basis to New York State. New York State franchise tax Article 32 on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01% of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

     Corporate Dividends. Sixty percent of dividends from qualifying real estate investment trusts (REIT) are excluded from state taxation. The Governor has proposed to eliminate this exclusion in his fiscal 2006 budget.

     Article 32 which sets forth the taxation of financial institutions, expired on December 31, 2005, with no provision for its reenactment. If the New York State Legislature does not reenact Article 32, the Company's future tax expense and value of deferred tax assets may change substantially. The Company would be subject to Article 9 taxation, in general, but the taxation of certain transactions unique to the financial services industry are unknown under this Article.

     In his fiscal 2007 budget, the governor of New York State has proposed to make Article 32 permanent. This would end the uncertainty discussed above. However, governor Pataki has also proposed a change in the tax treatment for REIT's, which if implemented would add approximately $0.3 million to the Company's annual tax expense. If passed by the New York State Legislature, the Company would, in order to retain current profit margins, have to increase the cost of residential loans to borrowers by between one-eighth and one-quarter of a percentage point. Management does not believe this proposed hidden tax on New York State residents is sound fiscal policy and believes this ultimately will lead more financial institutions to move investments out of New York State into jurisdictions with lower tax rates.

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

     The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains electronic versions of reports, proxy and information statements, and other information regarding the Company, which are filed electronically with the SEC at http://www.sec.gov. In addition, we will provide, at no cost to shareholders, paper (or electronic, if available) copies of the foregoing documents upon written request to our Corporate Secretary, Robert G. Sheridan, 72 South Main Street, Canandaigua, New York 14424.

     A link to the Company's filings on the SEC web site is available at the Bank's web site http://www.cnbank.com. Reference to our internet site is not intended to incorporate any of the information contained on our site into this document.

Item 1A. Risk Factors

     The Company's business model is subject to many risks and uncertainties. Although the Company seeks ways to manage these risks and develop programs to control those that management can, the Company ultimately cannot predict the future. Actual results may differ materially from management's expectations. Some of these significant risks and uncertainties are discussed below.

     Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Company are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements, that management believes are appropriate to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part II, Item 7, "Loans" for a complete discussion.

     Interest Rate Risk. The Company's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

     Breach of Information Security and Technology Dependence. The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

     Economic Conditions, Limited Geographic Diversification. The Company's operations are located in Western New York State. Because of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in this area, which include losses of manufacturing jobs in Rochester and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served" and "Competition."

     Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

     Competition. Regional, national and international competitors are much larger in total assets and capitalization than the Company and have greater access to capital markets and can offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also See also "Geographic Market Served", "Competition," and "Supervision and Regulation of Banking Activities."

     Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Supervision and Regulation of Banking Activities."

     Compliance with Bank Secrecy Act and Related Laws and Regulations These specific laws and regulations have significant implications for all financial institutions including any entity involved in the transfer of money. They increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities. Even innocent noncompliance and inconsequential failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on the Company's business, financial condition, results of operations or liquidity.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

     Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York. The Company owns a building in Pittsford, New York, that is occupied by CNB Mortgage Company.

     As of December 31, 2005, the Bank's operations were conducted from eight offices (including the main office) located in Ontario County, New York, and eleven offices located in Monroe County, New York. Nine are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years. The main office of the Bank is located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall office.

     The Bank, a member of the NYCE network, also provides, free to its customers, 24-hour banking services through 44 automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines. Management anticipates that in order to expand its service to its Monroe and Ontario County customers, the Bank will increase the number of remote cash-dispenser machines in operation from time to time.

The carrying value of the Company's properties as of December 31, 2005, is included in Note 5 set forth of the 2005 Consolidated Financial Statement, which is incorporated herein by reference thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity; Related Shareholder Matters and Issuer Purchases of Equity Securities
The information required by this item is included in the section entitled Our Common Stock in the 2005 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2005 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management in the 2005 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in the section entitled Consolidated Financial Statements in the 2005 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2005, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included on pages 20 and 21 of the 2005 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is included in the sections entitled Information on Directors and Nominees, Transactions with Certain Related Persons, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference, except for items required under Regulation S-K 229.401(b) and 229.406, which follows:

     All executive officers listed below are employed by the Bank, have been employed by the Bank for at least five years and in the business of banking for more than five years. All executive officers serve at the pleasure of the Board of Directors. No executive officer has any arrangement or understanding between them and any other person pursuant to which he or she was selected as and officer. Ages and titles are as of January 1, 2006.

Name	Age	Title
Gary L. Babbitt	48	Senior Vice President, Commercial Services
Joseph L. Dugan	42	Senior Vice President, Customer Value Management
George W. Hamlin, IV	64	President, Chief Executive Officer, Trust and CRA Officer
Richard H. Hawks, Jr.	54	Senior Vice President, Trust Officer
Lawrence A. Heilbronner	40	Senior Vice President, Chief Financial Officer, Finance and Operations
James C. Minges	64	Senior Vice President, Commercial Services
Sandra U. Roberts	43	Senior Vice President, Information Technology
Robert G. Sheridan	57	Senior Vice President, Cashier
Steven H. Swartout	47	Senior Vice President, Corporate Risk Operations/Security and General Counsel
Scott B. Trumbower	45	Vice President, Manager Wealth Strategies Group

     The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

     The information required by this item is included in the sections entitled The Officer's Compensation Committee, Board of Directors Compensation and Executive Compensation, and Performance Graph in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2005 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2005 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

     The information required by this item is included the section entitled Report of the Audit Committee in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

(2) Schedules - All financial statement schedules are omitted, because the required information is not applicable or is included in the Consolidated Financial Statements.

(3) Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed Herewith

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed Herewith

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report to Shareholders for the year ended December 31, 2005	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 8, 2006	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized
.

CANANDAIGUA NATIONAL CORPORATION

February 15, 2006 By:/s/George W. Hamlin, IV
George W. Hamlin, IV, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/George W. Hamlin, IV	President and Chief Executive Officer	February 15, 2006
(George W. Hamlin, IV)

/s/Lawrence A. Heilbronner	Senior Vice President and Chief Financial	February 15, 2006
(Lawrence A. Heilbronner)	Officer

/s/George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 15, 2006
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Patricia A. Boland
James S. Fralick
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Thomas S. Richards
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed Herewith

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed Herewith

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report to Shareholders for the year ended December 31, 2005	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 8, 2006	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

