Form 10-Q
period 2006-03-31
CANANDAIGUA NATIONAL CORP
filed 2006-05-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Yes [Ö ] No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer 	Accelerated filer [Ö ]	Non-accelerated filer 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No [Ö ]

The number of shares outstanding of each of the issuer's classes of common stock was 478,672 shares of common stock, par value $20.00, outstanding at April 21, 2006.

Forward-Looking Statements

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2006 and December 31, 2005 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005

Assets
Cash and due from banks	$32,758	35,177
Interest-bearing deposits with other financial institutions	2,363	5,718
Federal funds sold	34,669	9,949
Securities:
- Available for sale, at fair value	96,264	95,360
- Held-to-maturity (fair value of $121,036 in 2006 and $122,227 in 2005)	121,867	122,330
Loans:
Commercial, financial and agricultural	169,463	167,750
Commercial mortgage	307,789	311,652
Residential mortgage - first lien	67,416	65,238
Residential mortgage - junior lien	61,060	59,758
Consumer-automobile indirect	139,962	142,141
Consumer-other	23,212	24,077
Other	20	277
Loans held for sale	2,026	3,404

Total gross loans	770,948	774,297
Plus: Net deferred loan costs	4,403	4,542
Less: Allowance for loan losses	(8,277)	(7,986)

Loans - net	767,074	770,853
Premises and equipment - net	14,710	14,902
Accrued interest receivable	5,907	5,357
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,587	1,583
Other assets	12,490	10,603

Total Assets	$1,089,689	1,071,832

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$146,961	154,881
Interest-bearing	104,606	106,125
Savings and money market	382,194	359,925
Time	351,202	346,193

Total deposits	984,963	967,124
Borrowings	872	885
Junior subordinated debentures	20,256	20,222
Accrued interest payable and other liabilities	6,880	7,062

Total Liabilities	1,012,971	995,293

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2006 and 2005	9,732	9,732
Additional paid-in capital	7,951	7,856
Retained earnings	63,286	62,117
Treasury stock, at cost (7,187 shares in 2006 and 6,690 in 2005)	(2,618)	(2,179)
Accumulated other comprehensive loss	(1,633)	(987)

Total Stockholders' Equity	76,718	76,539

Total Liabilities and Stockholders' Equity	$1,089,689	1,071,832

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2006 and 2005 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2006	2005

Interest income:
Loans, including fees	$13,052	9,953
Securities	2,049	1,877
Other	322	221

Total interest income	15,423	12,051

Interest expense:
Deposits	5,221	2,483
Borrowings	9	8
Junior subordinated debentures	447	326

Total interest expense	5,677	2,817

Net interest income	9,746	9,234
Provision for loan losses	496	420

Net interest income after provision for loan losses	9,250	8,814

Other income:
Service charges on deposit accounts	1,548	1,323
Trust and investment services income	1,119	1,165
Net gain on sale of mortgage loans	126	144
Mortgage servicing income, net	167	158
Loan fees and other charges	146	202
Other	260	189

Total other income	3,366	3,181

Operating expenses:
Salaries and employee benefits	5,006	4,633
Occupancy	1,663	1,557
Marketing and public relations	234	256
Office supplies, printing and postage	317	259
FDIC insurance	31	32
Other	1,567	1,468

Total operating expenses	8,818	8,205

Income before income taxes	3,798	3,790
Income taxes	1,045	1,056

Net income	$2,753	2,734

Basic earnings per share	$5.74	5.70

Diluted earnings per share	$5.59	5.43

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three-month periods ended March 31, 2006 and 2005 (Unaudited)
(dollars in thousands, except per share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2005	479,934	$9,732	7,856	62,117	(2,179)	(987)	76,539
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(432)		-	-	-	-	(646)	(646)
Net income		-	-	2,753	-	-	2,753

Total comprehensive income							2,107

Recognition of stock option
expense		-	23	-	-	-	23
Purchase of shares of
treasury stock	(2,071)	-	-	-	(729)	-	(729)
Exercise of stock options,
including tax benefit of $127	1,574	-	72	-	290	-	362
Cash dividend - $3.30 per share		-	-	(1,584)	-	-	(1,584)

Balance at March 31, 2006	479,437	$9,732	7,951	63,286	(2,618)	(1,633)	76,718

Balance at December 31, 2004	481,181	$9,732	7,430	53,797	(734)	(52)	70,173
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(441)		-	-	-	-	(680)	(680)
Net income		-	-	2,734	-	-	2,734

Total comprehensive income							2,054

Purchase of shares of
treasury stock	(2,201)	-	-	-	(795)	-	(795)
Exercise of stock options,
including tax benefit of $116	1,479	-	182	-	178	-	360
Cash dividend - $2.85 per share		-	-	(1,371)	-	-	(1,371)

Balance at March 31, 2005	480,459	$9,732	7,612	55,160	(1,351)	(732)	70,421

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2006 and 2005 (Unaudited) (dollars in thousands)

	2006	2005

Cash flow from operating activities:
Net income	$2,753	2,734
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	829	814
Provision for loan losses	496	420
Deferred income tax benefit	(211)	(235)
Income from equity-method investments	(65)	(21)
Net gain on sale of mortgage loans	(126)	(144)
Originations of loans held for sale	(18,063)	(17,777)
Proceeds from sale of loans held for sale	19,567	19,861
Increase in other assets	(2,042)	(1,684)
Decrease in accrued interest payable and other liabilities	(55)	(290)

Net cash provided by operating activities	3,083	3,678

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	2,235	1,490
Purchases	(4,255)	(8,843)
Securities held to maturity:
Proceeds from maturities and calls	5,064	4,313
Purchases	(4,724)	(10,256)
Loan originations and principal collections -- net	2,217	(25,811)
Fixed asset purchases -- net	(402)	(985)
Purchase of FRB stock	(4)	(3)
Investment in equity-method investments	(39)	(5)

Net cash provided by (used in) investing activities	92	(40,100)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	12,830	15,761
Net increase in time deposits	5,009	7,176
Principal repayments on borrowings	(13)	(14)
Payments to acquire treasury stock	(729)	(795)
Proceeds from issuance of treasury stock under stock option plan	235	244
Stock option expense	23	-
Dividends paid	(1,584)	(1,371)

Net cash provided by financing activities	15,771	21,001

Net increase (decrease) in cash and cash equivalents	18,946	(15,421)
Cash and cash equivalents - beginning of period	50,844	72,030

Cash and cash equivalents - end of period	$69,790	56,609

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,603	2,710

Income taxes	$86	108

Additions to other real estate acquired through foreclosure	$312	62

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2005, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ''Share-Based Payment'', (''SFAS 123R''), utilizing the modified prospective method whereby prior periods will not be restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of income over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25''), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for its Phantom Stock Awards and Stock Appreciation Rights under the previous guidance, so the impact from adopting SFAS 123R was not material to those awards.

Had the Company determined compensation cost on the fair value method under FAS 123R, net income, for the quarter ended March 31,, 2005, would have been reduced to the pro forma amounts indicated below. The per-share weighted average fair value of stock options was determined using the Black-Scholes option-pricing model. No options were granted after 2004. There were no deductions in any period for forfeitures, as none were anticipated. (Dollars in thousands, except per share amounts).

2005

Net income:
As reported	$2,734
Add: Stock-based employee compensation expense
included in net income, net of related income tax
effects	65
Deduct: Stock-based employee compensation expense
determined under the fair-value based method,
net of related income tax effects	(86)

Pro forma	$2,713

Basic earnings per share:
As reported	$5.70
Pro forma	5.65

Diluted earnings per share:
As reported	$5.43
Pro forma	5.39

Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. All 48,000 options available were granted by year end 2004. Because most options were already fully vested, the future impact to the Company's financial position and operations will be less than $200,000 or $.42 per share over the next two years. The following summarizes outstanding and exercisable options at March 31, 2006.

		Weighted
	#	Average Price

Options outstanding, January 1, 2006	40,687	$174.68
Granted	-	-
Exercised	1,574	$149.51
Expired	-	-
Options outstanding at March 31, 2006	39,113	$172.58

Options exercisable at March 31, 2006	24,053	$159.58

Options available for future grant at March 31, 2006	-

The intrinsic value of the options exercised, shown in the table above, was $319,000. The fair value of option vested during the three-month period ended March 31, 2006 was not material.

Options outstanding (both exercisable and unexercisable) at March 31, 2006, had exercise prices ranging from $120.17 to $293.85. The weighted average expected life of the options is seven years. Since the options have no stated expiration date, the expected life is calculated as the number of years from grant date to the grantee's 65th birthday.

The source of shares issued upon exercise has historically been, and is expected to be from Treasury. From time to time, the Company expects to purchase shares for Treasury to be used for these exercises. The amount of shares, timing, and cost of these purchases cannot be determined, as the Company does not know when and what quantity participants will exercise their shares.

Phantom Stock Awards and Stock Appreciation Rights Plan

The Company has an incentive stock plan for management which allows for the issuance of Phantom Stock Awards (PSA) and Stock Appreciation Rights (SAR) to key employees based upon return on beginning equity. PSA's and SAR's represent the right to receive payment equal to the amount, if any, by which the higher of the book value or market value per share of common stock on the date of exercise exceeds the PSA's or SAR's grant value. PSA's are exercisable at the later of age 55 or 15 years of continuous employment with the Company or at normal retirement age (65). SAR's are exercisable five years from the date of grant. The following summarizes outstanding and exercisable options at March 31, 2006.

	PSA		SAR

		Weighted		Weighted
	#	Average Price	#	Average Price

Awards outstanding, January 1, 2006	2,806	$0.00	1,633	$93.20
Granted	1,802	$360.28	1,201	$360.28
Exercised	(377)	$0.00	(377)	$0.00
Expired	-	-	-	-
Awards outstanding at March 31, 2006	4,231	$227.72	2,457	$238.82

Awards exercisable at March 31, 2006	1,091	$194.31	-	$-

The total amount of cash used to settle the exercise of the awards shown in the table above was $112,000 and is equivalent to their intrinsic value. No PSA's or SAR's vested during the three-month period ended March 31, 2006.

In March 2006, certain members of management were awarded a total of 1,802 Phantom Stock Awards (PSA) and 1,201 Stock Appreciation Rights (SAR), all at a grant price of $360.28 per share, the then current market value of the Company's common stock. Summary information, measured at fair value, using the Black-Scholes option-pricing model follows. No forfeitures are assumed, as none are anticipated.

Award Type	PSA	SAR

Per-award fair value	$ 62.87	$ 52.27
Expected dividend yield	1.63%	1.63%
Risk-free interest rate	4.38%	4.38%
Expected Life	6.3 years	4.07 years
Volatility	12.60%	14.59%

PSA's outstanding (both exercisable and unexercisable) at March 31, 2006, had exercise prices ranging from $0.00 to $360.28. SAR's outstanding (both exercisable and unexercisable) at March 31, 2006, had exercise prices ranging from $111.94 to $360.28. The weighted average expected life of these awards is twelve years. Since these awards have no stated expiration date, the expected life is calculated as the number of years from grant date to the grantee's 65th birthday. Estimated compensation cost related to non-vested awards not yet recognized is $347,000, which is expected to be recognized over a weighted average period of 4 years.

The Company had accrued a liability of $766,000 at March 31, 2006, representing the accumulated fair-value vested obligation of these awards under the plan. Expenses of the plan amounted to $63,000, and $107,000 for the three-month periods ended March 31, 2006, and 2005, respectively. The income tax benefit associated with these expenses amounted to $24,000, and $42,000 for the three-month periods ended March 31, 2006, and 2005, respectively.

(3) Dividends Per Share

The Board of Directors declared a semi-annual $3.30 per share dividend on common stock on January 11, 2006, to shareholders of record January 11, 2006, which was paid on February 1, 2006.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2006, and 2005 follow (dollars in thousands, except share data):

For the three months ended March 31,	2006	2005

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,753	2,734
Weighted average common shares outstanding	479,952	480,054

Basic earnings per share	$5.74	5.70

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,753	2,734
Weighted average common shares outstanding	479,952	480,054
Effect of assumed exercise of stock options	12,218	23,110

Total	492,170	503,164

Diluted earnings per share	$5.59	5.43

(5) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three-month periods ended March 31, 2006 and 2005 follows. (dollars in thousands):

Three months ended March 31,	2006		2005

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,928	184	12,365	50
Intersegment	(145)	145	(263)	263

Total segment revenues	$12,783	329	12,102	313

Net income:
Bank	$2,753		2,734
CNBM	13		20

Total segment net income	2,766		2,754
Eliminations	(13)		(20)

Total net income	$2,753		2,734

(6) Junior Subordinated Debentures

In March 2006, the Board of Directors approved the Company's issuance, subject to regulatory approval, of approximately $30.0 million of junior subordinated deferrable interest debentures at a floating rate of approximately 3-month LIBOR plus 1.40%. The proceeds will be used for the following corporate purposes: (1) to retire, subject to regulatory approval, the existing $20.0 million higher priced (3-month LIBOR plus 3.45%) debentures which are callable in whole or part beginning June 2007 and (2) to provide additional capital in support of the Company's and Bank's businesses and operations.

As a result of this decision the Company accelerated the amortization of deferred issuance costs, previously amortized over ten years, to the expected call date. Annualized amortization expense, through June 2007, will be $290,000 versus $61,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in our methodology for estimating the Allowance, which is fully described within the 2005 Annual Report.

Recent Events

In March 2006, we announced our intention to purchase the assets of Five Star Bank's trust operations. The market value of these assets are approximately $64 million and will be added, following regulatory approval, to our existing $902 million of assets under administration. The total cost to purchase these assets, subject to certain adjustments will approximate $1.3 million. Annualized revenues from these assets are projected to approximate $0.5 million. We expect the transaction to close before the end of 2006, but the exact timing is subject to a number of regulatory and judicial approvals from the Department of Banking of the State of New York, the United States Treasury's Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Supreme Court of the State of New York.

We also announced in March 2006, that we will open an office in Geneva, New York to serve trust and investment customers. Through our market analysis, we determined this location lacked dedicated trust and investment services offered by a full-service, commercial community bank. Our office will serve existing customers, customers associated with the Five Star asset acquisition, and new customers in the surrounding area. We expect to open the office in mid-summer 2006. The cost to open and operate the office will not be material.

Financial Overview

We report net income for the three-month period ended March 31, 2006, of $2.8 million or $5.59 per diluted share. The results for the quarter were $0.1 million or 0.7% higher than the same quarter in 2005. Total revenues increased $0.7 million over the same quarter last year, while expenses (loan loss, operating expenses and income taxes) rose $0.6 million. Total revenue growth was negatively impacted by the effect of continued increases in market interest rates on our funding costs.

The balance sheet grew a modest 1.7% from year-end 2005. Federal funds sold were the only earning asset category showing significant growth. This growth was funded by a 1.8% growth in total deposits. Net loans declined $3.8 million, impacted mostly by several large commercial loans paying off prior to their expected maturity.

Financial Condition (three months ended March 31, 2006)

At March 31, 2006, total assets were $1,089.7 million, up $17.9 million or 1.7% from $1,071.8 million at December 31, 2005. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $18.9 million to $69.8 million, mostly as a result of deposit growth outpacing loan demand and securities purchases.

The securities portfolios increased only $0.5 million in total; however, in order to maintain or improve overall earning asset yields, we expect to increase these portfolios in the second quarter if loan demand does not improve. During the quarter, the market value of the securities portfolio continued to decline in connection with rising interest rates. We have evaluated securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

Net loans decreased $3.8 million to $767.0 million. Both the dollar amount and number of loans originated in 2006 were similar to those in 2005. However, in 2006, we experienced significant pay-offs in the commercial mortgage portfolio. Most of these payoffs were due to the borrowers' sale of the properties or refinancing with other banks and non-banks. The residential loan portfolios showed modest growth for the quarter. This came mostly as a result of our introduction of new residential first-mortgage products in early 2006. The consumer loan portfolios declined from year-end 2005, mostly in the indirect automobile loan portfolio. Fewer loans were originated in connection with (a) our decision to increase interest rates on the product to improve the portfolio's net yield and (b) a decline in overall automobile sales in the Rochester region. For the remainder of 2006, we still expect total loans to increase, though at a pace likely below our 10% target.

Total deposits at March 31, 2006, were $985.0 million and were up $17.9 million from December 31, 2005. Substantially all of the net deposit growth for the quarter came from municipalities. This is a typical seasonal trend, whereby we see low consumer and business deposit growth in the first quarter of the year. Municipalities' total deposit balance (collateralized principally by held-to-maturity securities) increased approximately $19.2 million for the quarter as compared with $24.5 in 2005, while consumer and business deposits fell $1.3 million as compared to falling $1.6 million in 2005. During the quarter, there was little shift in account types by consumers and businesses. This differs from last year when we saw a marked increase in time deposits and a corresponding decrease in checking, savings and money market accounts.

11

There was no material change in borrowings. However, as discussed in previous Notes, we expect to issue approximately $30.0 million in new debentures in June 2006.

Results of Operations (three months ended March 31, 2006)

Net interest income increased $0.5 million or 5.5% for the quarter over the same quarter in 2005, reflecting the balance sheet's year-over- year growth. Also included in interest income for the 2006 quarter was $0.3 million in interest on liquidation of a loan relationship previously on non-accrual. The overall increase in interest income was partially offset by an increase in interest paid on deposits and borrowings. Compared to the same quarter in 2005, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.6 million positive impact on net interest income, while the decrease in spread had $0.1 million negative impact.

For the quarter ended March 31, 2006, average interest-earning assets increased $89.6 million or 9.8% to $1,008.3 million from $918.7 million for the 2005 quarter. The tax-equivalent yields on these assets were 6.36% and 5.51%, respectively, with the increase resulting from the rise in market interest rates. For the same quarters, average interest-bearing liabilities increased $76.0 million or 9.9% to $843.5 million from $767.5 million. The costs of these liabilities were 2.69% and 1.47%, respectively, also reflecting market rate increases. As expected, the cost of interest-bearing liabilities rose more than the yield on earning assets, resulting in a lower interest rate spread and margin for the quarter.

The net effect of these yield and cost increases was a decreased spread of 37 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 18 basis points to 4.11% (net interest margin was 4.29% for the three months ended March 31, 2005). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 44 basis points in 2006 and 25 basis points in 2005 - which increased in 2006 due to both an increase in overall rates, and an increase in average non-interest-bearing deposits. A higher proportion of non-interest-bearing deposits to total deposits is beneficial in higher rate conditions.

Most of the funds raised from our proposed $30.0 million debenture offering will be invested in short-term securities, which likely will be liquidated in June 2007, to pay off the current $20.0 million debenture. Because we will invest in short-term securities, the interest income from these securities will be less than the interest expense on the debentures. Coupled with the accelerated amortization of deferred debt issuance costs, net interest income will be negatively impacted $0.3 in 2006 and $0.3 in 2007, but will be positively impacted $0.4 million in subsequent years.

Other income for the quarter ended March 31, 2006, increased 5.8% to $3.4 million from $3.2 million in 2005, driven mainly by an increase in service charges on deposit accounts, offset by lower Trust income and loan fees. Service charges on deposit accounts increased 17.0% on growth in electronic banking services, mostly debit card transactions and an increase in our non-account maintenance service fees. Trust and investment services income decreased slightly from 2005, but in that year we earned $0.2 million more in estate commission income than in 2006. These fees can fluctuate from period to period and are dependent upon the lifecycle of the trust or estate we are managing. Excluding that impact, fees increased approximately 15.7% year-on-year. For the quarter ended March 31, 2006, the average market value of assets under management increased 10.4% over the same quarter last year, and the book value, the measure of customer growth, improved 10.5% for the same period. Total mortgage originations increased in 2006, but, as anticipated, the net gain on the sale of mortgage loans declined from 2005, caused by a decline in the volume of loans sold to third parties and an increase in loans retained in portfolio. (See table below). We retained a higher percentage of originations in our portfolio, the income from which is reflected in interest income. This trend of a comparative lower volume of closed loans is likely to continue for the remainder of 2006, unless there is a sudden and large decrease in long-term interest rates. All other sources of income changed modestly. Other income should continue to exceed 2005's results for the remainder of 2006.

CNB Mortgage Closed Loans by Type For the three-month periods ended March 31, (dollars in thousands)

	2006	2005

Purchase money mortgages	$17,931	15,389
Refinance mortgages	6,814	8,304

Total mortgage originations	$24,745	23,693

Percentage of loans retained in portfolio	27.0%	23.7%

Operating expenses increased 7.5% or $0.6 million for the quarter ended March 31, 2006, to $8.8 million versus $8.2 million for the 2005 quarter. Most of the increase came in two line items: Salary and employee benefits and occupancy expenses. Salaries and employee benefits were higher due to a higher headcount (305 FTE's in 2006; 295 FTE's in 2005), salary increases averaging 3.6%, and higher benefit costs. Occupancy costs rose mainly due to higher equipment, hardware and software maintenance costs as a result of our continuing growth. We expect growth in these and other categories to moderate though the remainder of the year.

The quarterly effective tax rate was to 27.5% in 2006 and 27.9% in 2005. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.
12

Liquidity

There has been no material change from December 31, 2005, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2006, cash flows from all activities produced $18.9 million in net cash and cash equivalents versus using $15.4 million for the same period in 2005, with the change coming mainly from lower net loan originations and securities purchases and higher net deposit growth.

Net cash provided by operating activities was $3.1 million in 2006 versus $3.7 million in 2005. Both the largest source and use of operating cash in 2006 and 2005 were loans held for sale. Activity in both years was similar. Excluding the effects of loans held for sale, operating activities provided $1.7 million of cash for each of the three-month periods in 2006 and 2005.

In 2006, investing activities has a negligible impact on cash flows. This contrasts with 2005 when investing activities used $40.1 million to purchase securities and originate loans.

Cash provided by financing activities was $15.8 million in 2006 versus $21.0 million in 2005. The main contributor in both years was deposit activity, with 2006's below 2005's, when we experienced a higher inflow of municipal deposits for the quarter.

For the remainder of 2006, cash for growth is expected to come primarily from operating activities and customer deposits. Customer deposit growth is mainly expected to come from Monroe County sources. As noted above, we also expect to raise $30.0 million in cash from our debt issuance.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2005.

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2006, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2005, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the three-month periods ended March 31, 2006, and 2005 follow (dollars in thousands):

	March 31,

	2006	2005

Balance at beginning of period	$7,986	7,215
Provision for loan losses	496	420
Loans charged off	(420)	(412)
Recoveries on loans previously charged off	215	191

Balance at end of period	$8,277	7,414

Allowance as a percentage of total period end loans	1.07%	1.06%

Allowance as a percentage of non-performing loans	128.8%	66.9%

The provision for loan losses for the three-month period ended March 31, 2006, was slightly higher than the same period in 2005, mainly due to a slightly higher amount of loans charged-off. The overall balance in the allowance, funded by the provision for loan losses, has increased in connection with growth in the total loan portfolio from 2005. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2006, is adequate at $8.3 million.

13

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2006, and 2005 and twelve months ended December 31, 2005, follows (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2006	2005	2005

Recorded investment at period end	$6,366	7,268	10,985
Impaired loans as percent of total loans	0.83%	0.94%	1.57%
Impaired loans with related allowance	$491	555	2,164
Related allowance	$175	225	300
Average investment during period	$6,817	9,503	9,601

We have experienced a general improvement in impaired and non-performing loans overall and in non-accrual loans in particular. A number of larger non-accrual relationships have been successfully liquidated through third-party refinancing, at no loss to us. This has resulted in a significant reduction (42.0%) in impaired loans from March 2005 to March 2006. However, we also transferred $0.3 million in loans to other real estate owned. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2006	2005	2005

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$11	73	17
Real estate-commercial	-	-	-
Real estate-residential	-	167	-
Consumer and other	48	172	78

Total past due 90 days or more and accruing	59	412	95

Loans in non-accrual status:
Commercial, financial & agricultural	1,147	1,325	1,587
Real estate-commercial	4,782	5,670	9,180
Real estate-residential	405	263	208
Consumer and other	32	10	10

Total non-accrual loans	6,366	7,268	10,985

Total non-performing loans	6,425	7,680	11,080

Other real estate owned
Commercial	277	-	-
Residential	97	62	62

Total other real estate owned	374	62	62

Total non-performing assets	$6,799	7,742	11,142

Non-performing loans to total period-end loans	0.83%	0.99%	1.59%

Non-performing assets to total period-end
loans and other real estate	0.88%	1.00%	1.60%

There were no troubled debt restructurings.

Total non-performing loans decreased $1.3 million to $6.4 million at March 31, 2006, from $7.7 million at December 31, 2005, and was due to the factors discussed in "Impaired Loans" above.

At March 31, 2006, other real estate owned consisted of two residential properties and one commercial property . We are actively pursuing their liquidation.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement #155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (SFAS #155) in February 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." In particular, this Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement revises financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value.

This Statement will be effective for us beginning in 2007; however, we believe it will have little impact on our financial position or results of operations, since we do not invest in financial instruments subject to this Statement.

In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (SFAS #156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement (a) generally requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (c) permits an entity to choose either the "amortization method" or "fair value measurement method" as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, and (d) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments.

SFAS #156 is effective for us beginning in 2007. This statement will impact our accounting for mortgage servicing rights. It will impact initial measurement of the servicing rights, which are currently valued using an allocated fair value approach. We believe the transition to full fair value will have an impact of less than 5% ($25,000 per annum) from our current measurement methodology. There will be no change in subsequent measurement, wherein we use the "amortization method."

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. There have been no significant changes in market risk or interest rate gap from those disclosed in our 2005 Annual Report.

As you read in our annual report, we predicted market interest rates for 2006 to rise up to 50 basis points from their year-end values on the short end of the treasury yield curve (under 3 years) and 50 to 75 basis points at the middle- and long-end of the curve. Since December 2005, the two-year constant maturity treasury has risen nearly 33 basis points on average and the ten-year about 25 basis points following changes in our overall economy, and the Federal Open Market Committee's (FOMC) 50 basis point rise in the target federal funds rate.

Our asset yields should continue to rise in 2006 due to the reinvestment of maturing loans and principal repayments as well as new originations at generally higher rates than in 2005. We now believe the FOMC will raise the target federal funds rate by at least another 25 basis points to 5.00% within the next three months. Notwithstanding increasing yields, liability costs will rise faster and greater than assets yields, as has been the case for the last several quarters. This will continue to compress both net interest spread and net interest margin. To offset this compression and grow profitability, earning asset balances will need to grow faster than interest-bearing liabilities.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2006, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change for the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for monthly period indicated in 2006, the total number of shares purchased and the average price paid per share by the Canandaigua National Corporation for treasury. These are considered affiliated purchasers of the Company under Item 703 of Regulation S-K. Purchase prices per share were determined based on the latest known open-market transaction.

Date	# shares	Price	Purpose
March 2006	2,071	$ 351.89	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 8, 2006, for the purposes of electing directors and to transact other business that came before the shareholders, which there was none. The following table presents the results of the election of directors:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes

	For	Against	Abstain

Caroline C. Shipley	307,791	300	5,268

George W. Hamlin, IV	309,244	60	4,055

Sue S. Stewart	306,956	1,412	4,991

Frank H. Hamlin, III	307,556	1,412	4,391

Item 5. Other information - Common Stock Trade

On March 9, 2006, 1,272 shares of the Company's common stock were traded in an open-market transaction at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Average	High	Low

$ 351.89	$ 405.00	$ 331.75

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of known transactions, the weighted average sale price may not be indicative of the actual market value of the Company's stock.

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 4 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 8, 2006	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

May 8, 2006	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer