Form 10-Q
period 2006-06-30
CANANDAIGUA NATIONAL CORP
filed 2006-08-04
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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

Large accelerated filer [ ]                      Accelerated filer [Ö ]                       Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No [Ö ]

The number of shares outstanding of each of the issuer's classes of common stock was 477,680 shares of common stock, par value $20.00, outstanding at July 18, 2006.

Forward-Looking Statements

This report, including information incorporated by reference contains, and future filings by Canandaigua National Corporation on Form 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "believe," "contemplate," "estimate," "expect," "foresee," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed within this document. These forward-looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein. We must caution readers not to place undue reliance on any of these forward-looking statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2006 and December 31, 2005 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$35,311	35,177
Interest-bearing deposits with other financial institutions	2,079	5,718
Federal funds sold	206	9,949
Securities:
- Available for sale, at fair value	102,714	95,360
- Held-to-maturity (fair value of $120,481 in 2006 and $122,227 in 2005)	121,925	122,330
Loans:
Commercial, financial and agricultural	179,222	167,750
Commercial mortgage	323,268	311,652
Residential mortgage - first lien	86,843	65,238
Residential mortgage - junior lien	64,948	59,758
Consumer-automobile indirect	140,570	142,141
Consumer-other	27,323	24,077
Other	609	277
Loans held for sale	3,285	3,404

Total gross loans	826,068	774,297
Plus: Net deferred loan costs	4,394	4,542
Less: Allowance for loan losses	(8,588)	(7,986)

Loans - net	821,874	770,853
Premises and equipment - net	14,431	14,902
Accrued interest receivable	5,652	5,357
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,292	1,583
Other assets	12,368	10,603

Total Assets	$1,118,852	1,071,832

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$151,619	154,881
Interest-bearing	109,850	106,125
Savings and money market	373,112	359,925
Time	344,163	346,193

Total deposits	978,744	967,124
Borrowings	4,057	885
Junior subordinated debentures	50,329	20,222
Accrued interest payable and other liabilities	7,387	7,062

Total Liabilities	1,040,517	995,293

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2006 and 2005	9,732	9,732
Additional paid-in capital	7,951	7,856
Retained earnings	65,823	62,117
Treasury stock, at cost (8,944 shares in 2006 and 6,690 in 2005)	(3,226)	(2,179)
Accumulated other comprehensive loss	(1,945)	(987)

Total Stockholders' Equity	78,335	76,539

Total Liabilities and Stockholders' Equity	$1,118,852	1,071,832

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2006 and 2005 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$13,678	11,151	$26,830	21,187
Securities	2,185	2,028	4,234	3,905
Other	298	74	620	295

Total interest income	16,161	13,253	31,684	25,387

Interest expense:
Deposits	5,734	2,935	10,955	5,418
Borrowings	6	79	15	87
Junior subordinated debentures	606	358	1,053	684

Total interest expense	6,346	3,372	12,023	6,189

Net interest income	9,815	9,881	19,661	19,198
Provision for loan losses	355	460	851	880

Net interest income after provision for loan losses	9,460	9,421	18,810	18,318

Other income:
Service charges on deposit accounts	1,723	1,383	3,271	2,706
Trust and investment services income	1,073	1,015	2,192	2,180
Net gain on sale of mortgage loans	120	246	246	390
Mortgage servicing income, net	158	164	325	322
Gain on sale of securities	-	45	-	45
Other	188	427	494	735

Total other income	3,262	3,280	6,528	6,378

Operating expenses:
Salaries and employee benefits	4,827	4,307	9,833	8,940
Occupancy	1,707	1,648	3,370	3,205
Marketing and public relations	427	420	661	676
Office supplies, printing and postage	368	299	685	558
FDIC insurance	30	31	61	63
Other	1,651	1,829	3,218	3,297

Total operating expenses	9,010	8,534	17,828	16,739

Income before income taxes	3,712	4,167	7,510	7,957
Income taxes	1,020	1,202	2,065	2,258

Net income	$2,692	2,965	$5,445	5,699

Basic earnings per share	$5.62	6.17	$11.36	11.87

Diluted earnings per share	$5.49	5.99	$11.08	11.54

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six-month periods ended June 30, 2006 and 2005 (Unaudited)
(dollars in thousands, except per share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2005	479,934	$9,732	7,856	62,117	(2,179)	(987)	76,539
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(640)		-	-	-	-	(958)	(958)
Net income		-	-	5,445	-	-	5,445

Total comprehensive income							4,487

Recognition of stock option
expense		-	46	-	-	-	46
Purchase of shares of
treasury stock	(5,034)	-	-	-	(1,773)	-	(1,773)
Sale of shares of
treasury stock	7	-	-	-	2	-	2
Exercise of stock options,
Including tax benefit of $239	2,773	-	49	(155)	724	-	618
Cash dividend - $3.30 per share		-	-	(1,584)	-	-	(1,584)

Balance at June 30, 2006	477,680	$9,732	7,951	65,823	(3,226)	(1,945)	78,335

Balance at December 31, 2004	481,181	$9,732	7,430	53,797	(734)	(52)	70,173
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $40		-	-	-	-	45	45
Net income		-	-	5,699	-	-	5,699

Total comprehensive income							5,744

Purchase of shares of
treasury stock	(3,259)	-	-	-	(1,200)	-	(1,200)
Sale of shares of
treasury stock	9	-	2	-	1	-	3
Exercise of stock options,
including tax benefit of $116	1,479	-	182	-	178	-	360
Cash dividend - $2.85 per share		-	-	(1,371)	-	-	(1,371)

Balance at June 30, 2005	479,410	$9,732	7,614	58,125	(1,755)	(7)	73,709

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2006 and 2005 (Unaudited) (dollars in thousands)

	2006	2005

Cash flow from operating activities:
Net income	$5,445	5,699
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	1,696	1,611
Provision for loan losses	851	880
Deferred income tax benefit	(507)	(158)
Income from equity-method investments	(73)	(200)
Gain on sale of securities	-	(45)
Net gain on sale of mortgage loans	(246)	(390)
Originations of loans held for sale	(37,889)	(42,656)
Proceeds from sale of loans held for sale	38,254	41,041
Stock option expense	46	-
Tax benefit from stock option exercise	-	116
Increase in other assets	(1,229)	(1,319)
Decrease (increase) in accrued interest payable and other liabilities	325	(131)

Net cash provided by operating activities	6,673	4,448

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	4,980	3,035
Purchases	(13,925)	(11,920)
Securities held to maturity:
Proceeds from maturities and calls	21,432	18,114
Purchases	(21,265)	(23,196)
Loan originations and principal collections -- net	(51,679)	(58,671)
Fixed asset purchases -- net	(716)	(1,301)
Purchase of FHLB and FRB stock	(708)	(293)
Investment in equity-method investments	(95)	(26)

Net cash used in investing activities	(61,976)	(74,258)

Cash flow from financing activities:
Net increase (decrease) in demand, savings and money market deposits	13,650	(26,151)
Net (decrease) increase in time deposits	(2,030)	29,346
Overnight borrowings, net	3,200	34,200
Principal repayments on borrowings	(28)	(28)
Proceeds from issuance of junior subordinated debentures	30,000	-
Proceeds from sale of treasury stock	2	3
Payments to acquire treasury stock	(1,773)	(1,200)
Proceeds from issuance of treasury stock under stock option plan	379	244
Tax benefit from stock option exercise	239	-
Dividends paid	(1,584)	(1,371)

Net cash provided by financing activities	42,055	35,043

Net decrease in cash and cash equivalents	(13,248)	(34,767)
Cash and cash equivalents - beginning of period	50,844	72,030

Cash and cash equivalents - end of period	$37,596	37,623

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,431	5,934

Income taxes	$2,187	2,519

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2005, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ''Share-Based Payment'', (''SFAS 123R''), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of income over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25''), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R superseded APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expense for its Phantom Stock Awards and Stock Appreciation Rights under the previous guidance, so the impact from adopting SFAS 123R was not material to those awards.

Had the Company determined compensation cost on the fair value method under FAS 123, net income, for the three- and six-month periods ended June 30, 2005, would have been reduced to the pro forma amounts indicated below. The per-share weighted average fair value of stock options was determined using the Black-Scholes option-pricing model. No options were granted after 2004. There were no deductions in any period for forfeitures, as none were anticipated. (Dollars in thousands, except per share amounts).

	Three months ended June 30,	Six months ended June 30,

	2005	2005

Net income:
As reported	$2,965	5,699
Add: Stock-based employee compensation expense
included in net income, net of related income tax
effects	65	131
Deduct: Stock-based employee compensation expense
determined under the fair-value based method,
net of related income tax effects	(65)	(173)

Pro forma	$2,965	5,657

Basic earnings per share:
As reported	$6.17	11.87
Pro forma	6.17	11.78

Diluted earnings per share:
As reported	$5.99	11.54
Pro forma	5.99	11.45

Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. All 48,000 options available were granted by year end 2004. Because most options were already fully vested, the future impact to the Company's financial position and operations will be less than $200,000 or $.42 per share over the next two years. The following summarizes outstanding and exercisable options at June 30, 2006.

		Weighted
	#	Average Price

Options outstanding, January 1, 2006	40,687	$174.68
Granted	-	-
Exercised	(2,773)	$136.82
Expired	-	-
Options outstanding at June 30, 2006	39,914	$174.23

Options exercisable at June 30, 2006	23,233	$161.64

Options available for future grant at June 30, 2006	-

The intrinsic value of the options exercised, shown in the table above, was $597,000. The intrinsic value of vested options is approximately $4,382,000 at June 30, 2006. The fair value of options vested during the six-month period ended June 30, 2006 was not material.

Options outstanding (both exercisable and unexercisable) at June 30, 2006, had exercise prices ranging from $120.17 to $293.85. The weighted average expected life of the options is seven years. Since the options have no stated expiration date, the expected life is calculated as the number of years from grant date to the grantee's 65th birthday.

The source of shares issued upon exercise has historically been, and is expected to be treasury shares. From time to time, the Company expects to purchase shares for Treasury to be used for these exercises. The amount of shares, timing, and cost of these purchases cannot be determined, as the Company does not know when and what quantity participants will exercise their options.

Phantom Stock Awards and Stock Appreciation Rights Plan

The Company has an incentive stock plan for management which allows for the issuance of Phantom Stock Awards (PSA) and Stock Appreciation Rights (SAR) [awards] to key employees based upon return on beginning equity. PSA's and SAR's represent the right to receive payment equal to the amount, if any, by which the higher of the book value or market value per share of common stock on the date of exercise exceeds the PSA's or SAR's grant value. PSA's are exercisable at the later of age 55 or 15 years of continuous employment with the Company or at normal retirement age (65). SAR's are exercisable five years from the date of grant. The following summarizes the activity of these awards as of and for the six-months ended June 30, 2006.

	PSA		SAR

		Weighted Average		Weighted Average
	#	Exercise Value	#	Exercise Value

Awards outstanding, January 1, 2006	2,618	$0.00	1,444	$93.20
Granted	1,801	$360.28	1,201	$360.28
Exercised	(1,550)	$0.00	(188)	$122.68
Expired	-	-	-	-
Awards outstanding at June 30, 2006	2,869	$226.21	2,457	$238.82

Awards exercisable at June 30, 2006	1,499	$194.31	-	$-

In March 2006, certain members of management were awarded a total of 1,801 Phantom Stock Awards (PSA) and 1,201 Stock Appreciation Rights (SAR), all at a grant price of $360.28 per share, the then current market value of the Company's common stock. The total amount of cash used to settle the exercise of the awards shown in the table above was $277,000 and is equivalent to their intrinsic value. During the six-month period ended June 30, 2006, 2,359 PSA's with a total intrinsic value of $229,000 were vested. The intrinsic value of vested awards is approximately $237,000 at June 30, 2006.

The weighted average estimated per-award fair value, as of June 30, 2006, for PSA's was $174.47 and for SAR's was $166.26. Fair value was estimated using the Black-Scholes option-pricing model with the following assumptions. No forfeitures are assumed, as none are anticipated.

Award Type	PSA	SAR

Per-award fair value	$ 174.47	$ 166.26
Expected dividend yield	1.63%	1.63%
Risk-free interest rate	5.11%	5.11%
Expected Life	8.13 years	8.13 years
Volatility	11.56%	11.56%

PSA's outstanding (both exercisable and unexercisable) at June 30, 2006, had exercise prices ranging from $0.00 to $360.28. SAR's outstanding (both exercisable and unexercisable) at June 30, 2006, had exercise prices ranging from $111.94 to $360.28. The weighted average expected life of these awards is eight years. Since these awards have no stated expiration date, the expected life is calculated as the number of years from grant date to the grantee's 60th birthday, which is the historical life for similar past awards. Estimated compensation cost related to non-vested awards not yet recognized is $339,000, which is expected to be recognized over a weighted average period of six years.

The Company had accrued a liability of $764,000 at June 30, 2006, representing the accumulated fair-value vested obligation of these awards under the plan. Expenses of the plan amounted to $215,000, and $2,000 for the six-month periods ended June 30, 2006, and 2005, respectively. The income tax benefit associated with these expenses amounted to $86,000, and $1,000 for the six-month periods ended June 30, 2006, and 2005, respectively.

(3) Dividends Per Share

The Board of Directors declared a semi-annual $3.70 per share dividend on common stock on July 12, 2006, to shareholders of record July 22, 2006, which was paid on August 1, 2006. The Company also paid a semi-annual dividend of $3.30 per share on February 1, 2006.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2006, and 2005 follow (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,692	2,965	5,445	5,699
Weighted average common shares outstanding	478,940	480,195	479,443	480,125

Basic earnings per share	$5.62	6.17	11.36	11.87

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,692	2,965	5,445	5,699
Weighted average common shares outstanding	478,940	480,195	479,443	480,125
Effect of assumed exercise of stock options	11,423	14,745	11,818	13,909

Total	490,363	494,940	491,261	494,034

Diluted earnings per share	$5.49	5.99	11.08	11.54

(5) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three- and six-month periods ended June 30, 2006 and 2005 follows. (dollars in thousands):

Three months ended June 30,	2006		2005

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,917	160	12,958	203
Intersegment	(261)	261	(203)	203

Total segment revenues	$12,656	421	12,755	406

Net income:
Bank	$2,785		2,974
CNBM	74		100

Total segment net income	2,859		3,074
Eliminations	(167)		(109)

Total net income	$2,692		2,965

Six months ended June 30,	2006		2005

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$25,845	344	25,323	253
Intersegment	(406)	406	(466)	466

Total segment revenues	$25,439	750	24,857	719

Net income:
Bank	$5,601		5,883
CNBM	87		120

Total segment net income	5,688		6,003
Eliminations	(243)		(304)

Total net income	$5,445		5,699

(6) Junior Subordinated Debentures

In June 2006, the Company issued $30.0 million of junior subordinated deferrable interest debentures at a floating rate of 3-month LIBOR plus 1.40%. Interest is payable quarterly. The debentures' final maturity is June 2036, and is callable, in whole or in part, at par after five years at the Company's option, and subject to Federal Reserve Bank of New York approval. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. Approximately $5MM of the debentures are considered Tier I capital of the Company, while the remainder will be considered Tier II capital. The proceeds will be used for general corporate purposes, including the retirement of, subject to regulatory approval, the existing $20.0 million higher priced (3-month LIBOR plus 3.45%) debentures which are callable in whole or part beginning June 2007, and to provide additional capital in support of the Company's and Bank's businesses and operations.

As a result of this issuance the Company accelerated the amortization of deferred issuance costs associated with the 2002 junior subordinated debentures, previously amortized over ten years, to the expected call date in 2007. Annualized amortization expense, through June 2007, will be $290,000 versus $61,000.

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

Recent Events

In March 2006, we announced our intention to purchase the customer relationships of Five Star Bank's trust business. The market value of assets under management is approximately $64 million and will be added, following regulatory approval, to our existing $924 million of assets under administration. The total cost to purchase these assets, subject to certain adjustments will approximate $1.3 million. Annualized revenues from these assets are projected to approximate $0.5 million. We expect the transaction to close before the end of 2006, but the exact timing is subject to a number of regulatory and judicial approvals from the Department of Banking of the State of New York, the United States Treasury's Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Supreme Court of the State of New York.

We also announced in March 2006, that we will open an office in Geneva, New York to serve trust and investment customers. Through our market analysis, we determined this location lacked dedicated trust and investment services offered by a full-service, commercial community bank. Our office will serve existing customers, customers associated with the Five Star asset acquisition, and new customers in the surrounding area. We expect to open the office in 2006. The cost to open and operate the office will not be material.

Financial Overview

We report a 2.7% growth in total assets to $1,119.0 million for the quarter ended June 30, 2006 and a slight drop in revenues compared to the same period in 2005. Franchise growth for the quarter was strong in most areas: loans (up 7.1%), retail deposits (up 3.1%) and assets under management (up 4.8%). Despite these growth rates, the continued flat treasury yield curve and rising personnel costs negatively impacted total net income, which fell 9.2% to $2.7 million at June 30, 2006 compared to $3.0 million at June 30, 2005. Diluted earnings per share was $5.49 for the quarter in 2006 compared to $5.99 in 2005.

For the six month period, total assets grew 4.4% and total revenues grew 2.4% compared to the same period in 2005. Total loans grew 6.6%, retail deposits grew 6.4%, and trust assets grew 7.4%. Net income fell 4.5% to $5.5 million at June 30, 2006 compared to $5.7 million at June 30, 2005. Diluted earnings per share was $11.08 for the first six months of 2006 compared to $11.54 for the first six months of 2005.

Financial Condition (three months ended June 30, 2006)

At June 30, 2006, total assets were $1,119.0 million, up $29.3 million or 2.7% from $1,089.7 million at March 31, 2006. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) declined $32.2 million to $37.6 million, mostly as a result of loan demand and securities purchases outpacing deposit growth. We typically experience an outflow of municipal deposits in summer with a corresponding inflow in autumn. Rather than liquidating available-for-sale securities to fund these short-term outflows, we prefer to utilize available liquidity (fed funds sold) and borrowings, as necessary.

As we indicated we would in our first quarter report, we increased the securities portfolios $6.5 million in total. As we discussed then, in order to maintain or improve overall earning asset yields, we expected to increase these portfolios in future periods if net loan originations did not improve. Net loan originations did improve markedly during the second quarter, though we still had available liquidity to increase the securities portfolio. During the quarter, the market value of the securities portfolio continued to decline in connection with rising interest rates. We have evaluated securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

Net loans increased $54.8 million for the quarter to $821.9 million. All loan types grew, with the largest growth seen in commercial real estate and first-lien residential mortgages. During the last quarter we experienced significant pay-offs in the commercial mortgage portfolio. Most of these payoffs were due to the borrowers' sale of the properties or refinancing with out-of-area banks and non-banks. This did not recur in the last three months, which allowed for the portfolio to grow in this quarter. The growth in the residential loan portfolios was a result of our introduction of new residential first-mortgage products in early 2006, and a second-lien mortgage loan promotion during the quarter. The consumer loan portfolios changed little from March 31, 2006, mostly due to lower originations in the indirect automobile loan portfolio. Fewer of these loans were originated in connection with (a) our decision to increase interest rates on the product to improve the portfolio's net yield and (b) a decline in overall automobile sales in the Rochester region, and (c) a direct consumer loan promotion in the second quarter. For the remainder of 2006, we still expect total loans to increase modestly.

12

Total deposits at June 30, 2006, were $978.7 million and were down $6.2 million from March 31, 2006. Consumer and business deposits increased $15.9 million, while municipal deposits declined $22.1 million for the quarter. Late second quarter and into the third quarter is typically the time we see some outflow of municipal deposits due to seasonal payments they make, which are outside of their tax collection and state funding cycles. We saw the greatest deposit growth in core checking accounts, both interest-bearing and non-interest bearing driven by consumers and businesses, while money market and time deposits declined, reflecting the municipal deposit outflows.

Borrowings for the quarter increased $30.0 million due to the issuance of the junior subordinated debentures discussed in Note 6. We also had a minor amount of overnight borrowing ($3.2 million) outstanding at quarter end, used for daily liquidity needs, which was paid off a few days later.

Results of Operations (three months ended June 30, 2006)

As expected, the cost of interest-bearing liabilities rose more than the yield on earning assets, resulting in a lower interest rate spread and margin for the quarter. Despite a 21.9% increase in interest income, driven by both asset growth and yield increases, net interest income declined $0.1 million or less than 1% for the quarter over the same quarter in 2005. This decline was caused by the significant (88.2%) increase in interest costs caused by a rising interest rate environment. Compared to the same quarter in 2005, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.6 million positive impact on net interest income, while the decrease in interest spread had $0.7 million negative impact.

For the quarter ended June 30, 2006, average interest-earning assets increased $100.7 million or 10.8% to $1,032.4 million from $931.7 million for the 2005 quarter. The tax-equivalent yields on these assets were 6.49% and 5.96%, respectively, with the increase resulting from the rise in market interest rates. For the same quarters, average interest-bearing liabilities increased $86.5 million or 11.1% to $864.1 million from $777.6 million. The costs of these liabilities were 2.94% and 1.73%, respectively, also reflecting market rate increases.

The net effect of these yield and cost increases was a decreased spread of 68 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 47 basis points to 4.04% (net interest margin was 4.51% for the three months ended June 30, 2005). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 49 basis points in 2006 and 28 basis points in 2005 - which increased in 2006 due to both an increase in overall rates, and an increase in average non-interest-bearing deposits. A higher proportion of non-interest-bearing deposits to total deposits is beneficial in higher rate conditions.

As previously discussed, most of the funds raised from our $30.0 million debenture offering will be invested in short-term securities, which likely will be liquidated in June 2007, to pay off the current $20.0 million debenture. Because we will invest in short-term securities, the interest income from these securities will be less than the interest expense on the debentures. Coupled with the accelerated amortization of deferred debt issuance costs, net interest income will be negatively impacted $0.3 million in 2006 and $0.3 million in 2007, but will be positively impacted $0.4 million in subsequent years.

The provision for loan losses was $0.1 million less than the same period last year. This was due to overall improved credit quality, along with lower net charge-offs, and lower net loan originations.

Other income for the quarter ended June 30, 2006, was flat relative to 2005 at $3.3 million, driven mainly by an increase in service charges on deposit accounts, offset by lower miscellaneous income. Service charges on deposit accounts increased 24.6% on growth in electronic banking services, mostly debit card transactions and an increase in our non-account maintenance service fees. Trust and investment services income increased slightly. For the quarter ended June 30, 2006, the market value of assets under management increased 2.4% from March 31, 2006, and the book value, the measure of customer growth, improved 4.8%. Total mortgage originations decreased in 2006, and as anticipated, the net gain on the sale of mortgage loans also declined, caused by both the decrease in total originations and a decrease in the volume of loans sold to third parties versus retained in our portfolio. Other sources of income declined $0.2 million for the quarter, compared to last year, mainly due to lower letter of credit fees and lower income from our investments in minority-owned subsidiaries.

Operating expenses increased 5.6% or $0.5 million for the quarter ended June 30, 2006, to $9.0 million versus $8.5 million for the 2005 quarter. Substantially all of the increase came in salary and employee benefits. These expenses were higher due to a higher average headcount (307 FTE's in 2006; 299 FTE's in 2005), salary increases averaging 3.6%, and higher benefit costs. Other operating expenses changed relatively little during the quarter.

The quarterly effective tax rate was 27.5% in 2006 and 28.8% in 2005. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Conditions and Results of Operations (six months ended June 30, 2006)

At June 30, 2006, total assets of the Company were up $47.0 million or 4.4% from December 31, 2005. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) decreased as a result of security purchases and loan originations. Total deposits at June 30, 2006, were up 1.2% with growth in consumer and commercial deposits offset by seasonal municipal deposit outflows.

13

Net interest income improved 2.4% for the six-month period in 2006 over the same period in 2005. The decrease in net interest spread, caused by rates on interest bearing liabilities rising faster than yields on interest earning assets, was more than offset by the growth in the average balance of these liabilities and assets. Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2006 and 2005 follows.

		2006			2005

			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,020,413	32,891	6.45	925,189	26,632	5.76

Total interest-bearing
liabilities	$853,880	12,023	2.82	772,591	6,189	1.60

Interest rate spread			3.63%			4.16%

Net interest margin		$20,868	4.09%		20,443	4.42%

Other income for the six months ended June 30, 2006, increased 2.4% to $6.5 million from $6.4 million in 2005. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and increases in our non-account maintenance service fees. Trust and investment services income was flat for the year to date, despite a 6.1% increase in the market value of assets under management. Higher estate management fees earned in the first quarter of 2005 did not recur in 2006. This type of fee can fluctuate significantly from year to year, depending upon the timing of estate settlements. For the six-month period ended June 30, 2006, the book value of assets under management, our measure of customer growth, increased $56.0 million (7.4%) over the same period in 2005.

For the six month period ended June 30, 2006, we experienced a 12.8% increase in mortgage originations over the same period in 2005. Despite this increase, and as anticipated, the net gain on the sale of mortgage loans declined from 2005 and was $0.2 million in 2006 versus $0.4 million then, caused by a 6.8% decline in the total volume of closed loans sold to third parties. The converse is the volume of loans originated and retained in portfolio to support future interest income growth. For the six month periods, these retained portfolio loans accounted for 33.1% of originations in 2006 versus 18.2% of originations in 2005.

CNB Mortgage Closed Loans by Type
For the six-month periods ended June 30,
(dollars in thousands).

	2006	2005

Purchase money mortgages	$45,167	35,523
Refinance mortgages	11,437	14,672

Total mortgage originations	$56,604	50,195

Percentage of loans retained in portfolio	33.1%	18.2%

Operating expenses increased 6.5% or $1.1 million for the six months ended June 30, 2006, over the same period in 2005. Most of the increase came in two line items: Salary and employee benefits and occupancy expenses. Salaries and employee benefits were higher due to a higher headcount, salary increases averaging 3.6%, and higher benefit costs. Occupancy costs rose mainly due to higher equipment, hardware and software maintenance costs as a result of our continuing growth.

The Company's effective tax rate for the year to date in 2006 decreased to 27.5% from 28.4% in 2005. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2005, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the six months ended June 30, 2006, cash flows from all activities used $13.2 million in net cash and cash equivalents versus using $34.8 million for the same period in 2005, with the change coming mainly from lower net loan originations and net securities purchases and higher net deposit growth.

Net cash provided by operating activities was $6.7 million in 2006 versus $4.4 million in 2005 with both the largest source and use of operating cash in 2006 and 2005 being loans held for sale. Activity in 2006 was lower than in 2005. Excluding the effects of loans held for sale, operating activities provided $6.6 million and $6.5 million of cash for the six-month periods in 2006 and 2005, respectively.

14

In 2006, investing activities accounted for approximately $62.0 million in net cash outflows, while they accounted for $74.3 million in net cash outflows in 2005. As noted above, both lower net securities purchases and net loan originations were the cause of 2006's decrease.

Cash provided by financing activities was $42.1 million in 2006 versus $35.0 million in 2005. The main contributor in 2006 was deposit activity. In both years, borrowings accounted for nearly $35.0 million of cash inflows, with 2006's mostly coming from the debenture offering, supplemented by some overnight borrowings, contrasted with 2005 with all of the borrowing coming from overnight borrowings.

For the remainder of 2006, cash for growth is expected to come primarily from operating activities and customer deposits. Customer deposit growth is mainly expected to come from Monroe County sources.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. With the exception of the $30.0 million debentures due in 2036, there has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2005.

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2006, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2005, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2006, and 2005 follow (dollars in thousands):

	June 30,

	2006	2005

Balance at beginning of period	$7,986	7,215
Provision for loan losses	851	880
Loans charged off	(672)	(789)
Recoveries on loans previously charged off	423	396

Balance at end of period	$8,588	7,702

Allowance as a percentage of total period end loans	1.03%	1.04%

Allowance as a percentage of non-performing loans	119.8%	68.8%

The provision for loan losses for the six-month period ended June 30, 2006, was slightly lower than the same period in 2005, mainly due to a lower amount of loans charged-off. The overall balance in the allowance, has increased in connection with growth in the total loan portfolio from 2005. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2006, is adequate at $8.6 million.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2006, and 2005 and twelve months ended December 31, 2005, follows (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2006	2005	2005

Recorded investment at period end	$6,919	7,268	10,804
Impaired loans as percent of total loans	0.84%	0.94%	1.47%
Impaired loans with related allowance	$679	555	4,765
Related allowance	$584	225	494
Average investment during period	$6,851	9,503	10,002

We have experienced a general improvement in impaired and non-performing loans overall and in non-accrual loans in particular. A number of larger non-accrual relationships have been successfully liquidated through third-party refinancing, at no loss to us. This has resulted in a significant reduction (36%) in impaired loans from June 2005 to June 2006. However, we also transferred $0.3 million in loans to other real estate owned. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2006	2005	2005

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$90	73	17
Real estate-commercial	-	-	232
Real estate-residential	50	167	17
Consumer and other	75	172	113

Total past due 90 days or more and accruing	215	412	379

Loans in non-accrual status:
Commercial, financial & agricultural	1,565	1,325	1,420
Real estate-commercial	4,856	5,670	9,171
Real estate-residential	468	263	203
Consumer and other	30	10	10

Total non-accrual loans	6,919	7,268	10,804

Total non-performing loans	7,124	7,680	11,183

Other real estate owned
Commercial	277	-	-
Residential	97	62	62

Total other real estate owned	374	62	62

Total non-performing assets	$7,498	7,742	11,245

Non-performing loans to total period-end loans	0.86%	0.99%	1.52%

Non-performing assets to total period-end
loans and other real estate	0.91%	1.00%	1.53%

There were no troubled debt restructurings.

Total non-performing loans decreased $0.6 million to $7.1 million at June 30, 2006, from $7.7 million at December 31, 2005, and was due to the factors discussed in "Impaired Loans" above.

At June 30, 2006, other real estate owned consisted of two residential properties and one commercial property. We are actively pursuing their liquidation.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN #48) in June 2006. FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process: (1) The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. (2) A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

This Interpretation is effective for the Company beginning in 2007. We are still evaluating the applicability of FIN 48 to positions taken on the Company's tax returns. Though our evaluation is not yet complete, we anticipate the adoption of FIN 48 will not have a material impact on the Company's financial position, but could impact income tax expense in subsequent periods.

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

FASB issued Statement #155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (SFAS #155) in February 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." In particular, this Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

17

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

As you read in our annual report, we predicted market interest rates for 2006 to rise up to 50 basis points from their year-end values on the short end of the treasury yield curve (under 3 years) and 50 to 75 basis points at the middle- and long-end of the curve. Since December 2005, the two-year constant maturity treasury has risen nearly 75 basis points on average and the ten-year about 65 basis points following changes in our overall economy, and the Federal Open Market Committee's (FOMC) 100 basis point rise in the target federal funds rate. The two-year and ten-year yields are nearly the same, leading to a flat, and sometimes, inverted yield curve. Such a curve presents a challenge to bank profitability, which relies on lower short-term rates (cost paid for deposits and borrowings) relative to long-term rates (yields earned on loans and securities).

Our asset yields should continue to rise in 2006 due to the reinvestment of maturing loans and principal repayments as well as new originations at generally higher rates than in 2005. It remains possible the FOMC will continue to raise the target federal funds rate beyond the current 5.25% before year end. Notwithstanding increasing yields, liability costs will rise faster and greater than assets yields, as has been the case for the last several quarters. This will continue to compress both net interest spread and net interest margin. To offset this compression and grow profitability, earning asset balances will need to grow faster than interest-bearing liabilities.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2006, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change for the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for monthly periods indicated in 2006, the total number of shares purchased and the average price paid per share by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin award and the Canandaigua National Corporation for treasury. Each of these entities is considered affiliated purchasers of the Company under Item 703 of Regulation S-K. The Company and Bank purchase prices per share were determined based on the latest known open-market transaction.

Date	# shares	Price	Purpose
March 2006	2,071	$ 351.89	Treasury
April 2006	765	$ 351.89	Treasury
May 2006	174	$ 351.89	Treasury
June 2006	7	$ 352.43	Arthur S. Hamlin Award
June 2006	2,024	$ 352.43	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information - Common Stock Trade

During 2006, the Company's common stock was traded in open-market transactions at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Date	# shares	Average	High	Low

March 9, 2006	1,272	$ 351.89	$ 405.00	$ 331.75
May 25, 2006	500	$ 352.43	$ 377.10	$ 322.75

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of known transactions, the weighted average sale price may not be indicative of the actual market value of the Company's stock.

The following letter from Mr. George W. Hamlin, President and Chief Executive Officer was sent to shareholders receiving our August 1, 2006, dividend.

August 1, 2006

To Our Shareholders:

At the beginning of the year we felt there would be a slowing of the rate of growth of the economy, such that we would expect earnings to be off modestly from 2005 though still very presentable. The automobile industry looked like it was headed for some rough waters so auto loans would be impacted in a negative way. Indeed, our 2006 projected earnings of $21.55 represents a rough average of the last 3 years which is itself THREE times the rolling 5-year average ending 2000, an impressive increase driven by our strategic growth of our market "footprint."

Accordingly, I am pleased to report Earnings Per Share of $11.08 better than budget of $10.89 but which is off the $11.54 by 3.9% posted for the same period last year. The principal factor driving this result was a slow start in our net asset growth (the difference between our originations and payoffs for the period) in the first quarter. Our originations of new loans were on target, but we sustained a number of large paydowns on a one-time basis as customers sold off real estate, which we financed, to out of town buyers who were financed by their out of town banks. We have caught up to our desired loans outstanding by means of strong originations in the second quarter, but the fact of the matter is still that we have been deprived of the earnings opportunity by the unusual first quarter happenstance.

19

Assets were up 10.2% year-over-year for the period, as were deposits up 11.2%. Our Wealth Strategies Group assets were up 10.8% - all pretty much on target showing good growth across all of our lines. It continues to be in the nature of our industry that the net interest margin continues to be squeezed due to the price competition in a rising interest rate environment, but which is in our case largely offset by a very healthy loan portfolio requiring a lower than expected provision for loan loss, lower net charge-offs and lower non-performing loans, a reflection of our quality of Credit Administration.

We are pleased to declare a dividend of $3.70 per share giving rise to a total for the year of $7.00 per share, up 15.7% from last year reflecting our continued strong performance of our Company whose footings now stand at $1.1 billion.

As we continue the 18-month process of developing a Strategic Plan for the Year 2020, a number of elements have come into focus. We have, through extensive market analysis, evaluated a number of opportunities - "filling in the holes" which are presented in our market region. One such opportunity was to establish a Wealth Strategies Group Office in the City of Geneva. This was at the invitation of the Estates Practice Bar, that is, the attorneys who have extensive estates practices in the area, who were looking for a local and compatible corporate fiduciary to serve their clients. We plan to open the office after Labor Day. Coincidentally, we learned Financial Institutions, Inc., wished to withdraw from the Trust Business and placed out for bid their Trust Assets. We successfully acquired these assets which requires Court approval to ratify, and court proceedings are currently underway. This will have the felicitous effect of "kick starting" very nicely our Geneva Wealth Strategies Group Office.

Since the beginning of the year, we have issued an additional $30 million of Trust Preferred Debentures at very attractive rates - much lower than the $20 million issued before and which are callable next year at our option which we intend to exercise. This opportunity allows us to lock in significant savings today while raising an extra $10 million of regulatory capital to further support our growth which is anticipated to continue.

Our region fortunately is a pocket of growth and opportunity. In June a number of initiatives came together. We rededicated Sonnenberg Gardens, opened the New York Wine and Culinary Center on South Main Street, and rededicated the Marvin Sands Constellation Brands Performing Arts Center (CMAC) on the campus of the Finger Lakes Community College. All of this was done in just one week! Sonnenberg is now a State Park, and we and others were paid in full with interest. The New York State Wine and Culinary Center which we financed is a partnership among Constellation Brands, Wegman's, RIT and the Wine and Grape Growers Association which promises to be the beginning of the "Napa Valley" of New York State. Twenty years ago there were 50 wineries in New York State and now that number stands at 232 starting in Canandaigua at the northwest corner and spreading throughout New York to the eastern tip of Long Island. I am privileged to be a Board Member of the Wine and Culinary Center, as I am also of the Friends of CMAC. The new performing arts center facility now covers 5,000 seats and stands to be the best facility of its kind in Upstate New York facilitating road shows and outdoor entertainment of every stripe and variety.

We are blessed to live and work and play in the Chosen Spot and to have gathered together a talented and imaginative staff who continues to add value to the proposition which we offer our customers, who in turn continue to flock to our banner in large numbers sustaining our growth as the region's only locally-owned, full service community bank.

It is indeed sad that the world is in such great turmoil, but we here are living in exciting and productive times with a bright future.

Very truly yours,

/s/George W. Hamlin, IV
George W. Hamlin, IV
President and CEO

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 4, 2006	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

August 4, 2006	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer