Form 10-Q
period 2006-09-30
CANANDAIGUA NATIONAL CORP
filed 2006-11-03
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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

The number of shares outstanding of each of the issuer's classes of common stock was 477,340 shares of common stock, par value $20.00, outstanding at October 13, 2006.

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

2

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2006 and December 31, 2005 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$48,875	35,177
Interest-bearing deposits with other financial institutions	1,830	5,718
Federal funds sold	29,804	9,949
Securities:
- Available for sale, at fair value	114,595	95,360
- Held-to-maturity (fair value of $126,953 in 2006 and $122,227 in 2005)	126,918	122,330
Loans:
Commercial, financial and agricultural	179,996	167,750
Commercial mortgage	324,707	311,652
Residential mortgage - first lien	97,634	65,238
Residential mortgage - junior lien	67,363	59,758
Consumer - automobile indirect	141,083	142,141
Consumer - other	24,080	24,077
Other	1,209	277
Loans held for sale	3,422	3,404

Total gross loans	839,494	774,297
Plus: Net deferred loan costs	4,399	4,542
Less: Allowance for loan losses	(8,928)	(7,986)

Loans - net	834,965	770,853
Premises and equipment - net	14,531	14,902
Accrued interest receivable	6,647	5,357
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,697	1,583
Other assets	13,925	10,603

Total Assets	$1,193,787	1,071,832

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$162,909	154,881
Interest-bearing	114,622	106,125
Savings and money market	362,726	359,925
Time	412,741	346,193

Total deposits	1,052,998	967,124
Borrowings	839	885
Junior subordinated debentures	51,329	20,222
Accrued interest payable and other liabilities	8,377	7,062

Total Liabilities	1,113,543	995,293

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2006 and 2005	9,732	9,732
Additional paid-in capital	8,047	7,856
Retained earnings	66,796	62,117
Treasury stock, at cost (9,284 shares in 2006 and 6,690 in 2005)	(3,313)	(2,179)
Accumulated other comprehensive loss	(1,018)	(987)

Total Stockholders' Equity	80,244	76,539

Total Liabilities and Stockholders' Equity	$1,193,787	1,071,832

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2006 and 2005 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Interest income:
Loans, including fees	$14,774	11,717	$41,604	32,904
Securities	2,348	2,024	6,582	5,929
Other	279	67	899	362

Total interest income	17,401	13,808	49,085	39,195

Interest expense:
Deposits	6,310	3,532	17,265	8,950
Borrowings	7	121	22	208
Junior subordinated debentures	1,071	380	2,124	1,064

Total interest expense	7,388	4,033	19,411	10,222

Net interest income	10,013	9,775	29,674	28,973
Provision for loan losses	615	420	1,466	1,300

Net interest income after provision for loan losses	9,398	9,355	28,208	27,673

Other income:
Service charges on deposit accounts	1,764	1,443	5,035	4,149
Trust and investment services income	1,124	1,025	3,316	3,205
Net gain on sale of mortgage loans	125	274	371	664
Mortgage servicing income, net	152	179	477	501
Gain on sale of securities	-	1	-	46
Other	292	(8)	786	727

Total other income	3,457	2,914	9,985	9,292

Operating expenses:
Salaries and employee benefits	4,753	4,537	14,586	13,477
Occupancy	1,635	1,615	5,005	4,820
Marketing and public relations	390	253	1,051	929
Office supplies, printing and postage	321	289	1,006	847
FDIC insurance	21	29	82	92
Other	1,656	1,532	4,874	4,829

Total operating expenses	8,776	8,255	26,604	24,994

Income before income taxes	4,079	4,014	11,589	11,971
Income taxes	1,122	1,160	3,187	3,418

Net income	$2,957	2,854	$8,402	8,553

Basic earnings per share	$6.19	5.95	$17.55	17.82

Diluted earnings per share	$6.05	5.79	$17.13	17.32

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-month periods ended September 30, 2006 and 2005 (Unaudited)
(dollars in thousands, except per share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2005	479,934	$9,732	7,856	62,117	(2,179)	(987)	76,539
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(24)		-	-	-	-	(31)	(31)
Net income		-	-	8,402	-	-	8,402

Total comprehensive income							8,371

Recognition of stock option
expense		-	69	-	-	-	69
Purchase of shares of
treasury stock	(6,409)	-	-	-	(2,240)	-	(2,240)
Sale of shares of
treasury stock	7	-	-	-	2	-	2
Exercise of stock options,
Including tax benefit of $311	3,808	-	122	(372)	1,104	-	854
Cash dividend - $7.00 per share		-	-	(3,351)	-	-	(3,351)

Balance at September 30, 2006	477,340	$9,732	8,047	66,796	(3,313)	(1,018)	80,244

Balance at December 31, 2004	481,181	$9,732	7,430	53,797	(734)	(52)	70,173
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(391)+		-	-	-	-	(604)	(604)
Net income		-	-	8,553	-	-	8,553

Total comprehensive income							7,949

Purchase of shares of
treasury stock	(4,339)	-	-	-	(1,603)	-	(1,603)
Sale of shares of
treasury stock	9	-	2	-	1	-	3
Exercise of stock options,
including tax benefit of $226	2,679	-	305	-	337	-	642
Cash dividend - $6.05 per share		-	-	(2,905)	-	-	(2,905)

Balance at September 30, 2005	479,530	$9,732	7,737	59,445	(1,999)	(656)	74,259

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2006 and 2005 (Unaudited) (dollars in thousands)

	2006	2005

Cash flow from operating activities:
Net income	$8,402	8,553
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	2,538	2,409
Provision for loan losses	1,466	1,300
Deferred income tax benefit	(733)	(509)
(Income) loss from equity-method investments	(85)	9
Gain on sale of other real estate owned	-	(114)
Net gain on sale or call of securities and other investments	-	(46)
Net gain on sale of mortgage loans	(371)	(664)
Originations of loans held for sale	(50,814)	(69,857)
Proceeds from sale of loans held for sale	51,167	71,402
Stock option expense	69	-
Tax benefit from stock option exercise	-	226
Increase in other assets	(2,949)	(2,090)
Decrease in accrued interest payable and other liabilities	1,315	192

Net cash provided by operating activities	10,005	10,811

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	4,980	6,204
Purchases	(24,261)	(15,722)
Securities held to maturity:
Proceeds from maturities and calls	26,992	21,299
Purchases	(31,942)	(26,763)
Loan originations and principal collections -- net	(65,248)	(92,463)
Fixed asset purchases -- net	(1,376)	(1,590)
Purchase of FHLB and FRB stock	(726)	(292)
Proceeds from call of FHLB stock	612	101
Investment in equity-method investments	(134)	(44)
Acquisition of customer relationships	(1,258)	-
Proceeds from sale of other real estate	-	114

Net cash used in investing activities	(92,361)	(109,156)

Cash flow from financing activities:
Net increase (decrease) in demand, savings and money market deposits	19,326	(53,605)
Net increase in time deposits	66,548	121,574
Overnight borrowings, net	-	10,600
Principal repayments on borrowings	(46)	(42)
Proceeds from issuance of junior subordinated debentures	30,928	-
Proceeds from sale of treasury stock	2	3
Payments to acquire treasury stock	(2,240)	(1,603)
Proceeds from issuance of treasury stock under stock option plan	543	416
Tax benefit from stock option exercise	311	-
Dividends paid	(3,351)	(2,905)

Net cash provided by financing activities	112,021	74,438

Net increase (decrease) in cash and cash equivalents	29,665	(23,907)
Cash and cash equivalents - beginning of period	50,844	72,030

Cash and cash equivalents - end of period	$80,509	48,123

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,738	9,658

Income taxes	$3,241	3,740

Additions to other real estate acquired through foreclosure	$312	62

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2005, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Stock Based Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ''Share-Based Payment'', (''SFAS 123R''), utilizing the modified prospective method whereby prior periods are not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of income over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (''APB 25''), as amended by related interpretations of the FASB. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R superseded APB 25 as well as Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation", which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method. The Company recognized expenses for its Phantom Stock Awards and Stock Appreciation Rights under the previous guidance, so the impact from adopting SFAS 123R was not material to those awards.

Had the Company determined compensation cost on the fair value method under FAS 123, net income, for the three- and nine-month periods ended September 30, 2005, would have been reduced to the pro forma amounts indicated below. The per-share weighted average fair value of stock options was determined using the Black-Scholes option-pricing model. No options were granted after 2004. There were no deductions in any period for forfeitures, as none were anticipated. (Dollars in thousands, except per share amounts).

	Three months ended September 30,	Nine months ended September 30,

	2005	2005

Net income:
As reported	$2,854	8,553
Add: Stock-based employee compensation expense
included in net income, net of related income tax
effects	65	196
Deduct: Stock-based employee compensation expense
determined under the fair-value based method,
net of related income tax effects	(65)	(238)

Pro forma	$2,854	8,511

Basic earnings per share:
As reported	$5.95	17.82
Pro forma	5.95	17.74

Diluted earnings per share:
As reported	$5.79	17.32
Pro forma	5.79	17.24

Stock Option Plan

The Company's incentive stock option program for employees authorizes grants of options to purchase up to 48,000 shares of common stock. All 48,000 options available were granted by year-end 2004. Because most options were already fully vested, the future impact to the Company's financial position and operations will be less than $200,000 or $.42 per share over the next two years. The following summarizes outstanding and exercisable options at September 30, 2006.

		Weighted
	#	Average Price

Options outstanding, January 1, 2006	40,687	$174.68
Granted	-	-
Exercised	(3,808)	$142.48
Expired	-	-

Options outstanding at September 30, 2006	36,879	$174.70

Options exercisable at September 30, 2006	23,340	$163.69

Options available for future grant at September 30, 2006	-

The intrinsic value of the options exercised, shown in the table above, was $781,000. At September 30, 2006, the intrinsic value of all outstanding options was approximately $5,922,000, while the intrinsic value of vested options included in this total was approximately $3,956,000. The fair value of options vested during the nine-month period ended September 30, 2006, was not material.

Options outstanding (both exercisable and unexercisable) at September 30, 2006, had exercise prices ranging from $120.17 to $293.85. The weighted average expected life of the options is eight years. Since the options have no stated expiration date, the expected life is calculated as the number of years from grant date to the grantee's 65th birthday.

The source of shares issued upon exercise has historically been, and is expected to be treasury shares. From time to time, the Company expects to purchase shares for treasury to be used for these exercises. The amount of shares, timing, and cost of these purchases cannot be determined, as the Company does not know when and in what quantity participants will exercise their options.

Phantom Stock Awards and Stock Appreciation Rights Plan

The Company has an incentive stock plan for management which allows for the issuance of Phantom Stock Awards (PSA) and Stock Appreciation Rights (SAR) [awards] to key employees based upon return on beginning equity. PSA's and SAR's represent the right to receive payment equal to the amount, if any, by which the higher of the book value or market value per share of common stock on the date of exercise exceeds the PSA's or SAR's grant value. PSA's are exercisable at the later of age 55 and 15 years of continuous employment with the Company or at normal retirement age (65). SAR's are exercisable five years from the date of grant. The following summarizes the activity of these awards as of and for the nine-months ended September 30, 2006.

	PSA		SAR

		Weighted Average		Weighted Average
	#	Exercise Value	#	Exercise Value

Awards outstanding, January 1, 2006	2,618	$0.00	1,444	$93.20
Granted	1,801	$360.28	1,201	$360.28
Exercised	(1,550)	$0.00	(188)	$122.68
Expired	-	-	-	-

Awards outstanding at September 30, 2006	2,869	$226.21	2,457	$238.82

Awards exercisable at September 30, 2006	1,499	$194.31	188	$122.68

In March 2006, certain members of management were awarded a total of 1,801 Phantom Stock Awards (PSA) and 1,201 Stock Appreciation Rights (SAR), all at a grant price of $360.28 per share, the then current market value of the Company's common stock. The total amount of cash used to settle the exercise of the awards shown in the table above was $277,000 and is equivalent to their intrinsic value. During the nine-month period ended September 30, 2006, 2,359 PSA's with a total intrinsic value of $229,000 were vested. Also during the period, 188 SAR's with a total intrinsic value of $43,000 were vested. The intrinsic value of vested awards is approximately $280,000 at September 30, 2006.

The weighted average estimated per-award fair value, as of September 30, 2006, for PSA's was $142.15 and for SAR's was $133.83. Fair value was estimated using the Black-Scholes option-pricing model with the following assumptions. No forfeitures are assumed, as none are anticipated.

Award Type	PSA	SAR

Per-award fair value	$ 142.15	$ 133.83
Expected dividend yield	1.63%	1.63%
Risk-free interest rate	4.60%	4.60%
Expected Life	7.94 years	7.94 years
Volatility	12.14%	12.14%

PSA's outstanding (both exercisable and unexercisable) at September 30, 2006, had exercise prices ranging from $0.00 to $360.28. SAR's outstanding (both exercisable and unexercisable) at September 30, 2006, had exercise prices ranging from $111.94 to $360.28. The weighted average expected life of these awards is eight years. Since these awards have no stated expiration date, the expected life is calculated as the number of years from grant date to the grantee's 60th birthday, which is the historical life for similar past awards. Estimated compensation cost related to non-vested awards not yet recognized is $339,000, which is expected to be recognized over a weighted average period of six years.

The Company had accrued a liability of $593,000 at September 30, 2006, representing the accumulated fair-value vested obligation of these awards under the plan. Expenses of the plan amounted to $31,000, and $38,000 for the nine-month periods ended September 30, 2006, and 2005, respectively. The income tax benefit associated with these expenses amounted to $13,000, and $15,000 for the nine-month periods ended September 30, 2006, and 2005, respectively.

(3) Dividends Per Share

The Board of Directors declared a semi-annual $3.70 per share dividend on common stock on July 12, 2006, to shareholders of record July 22, 2006, which was paid on August 1, 2006. The Company also paid a semi-annual dividend of $3.30 per share on February 1, 2006.

(4) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2006, and 2005 follow (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,957	2,854	8,402	8,553
Weighted average common shares outstanding	477,499	479,430	478,788	479,891

Basic earnings per share	$6.19	5.95	17.55	17.82

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,957	2,854	8,402	8,553
Weighted average common shares outstanding	477,499	479,430	478,788	479,891
Effect of assumed exercise of stock options	11,580	13,661	11,683	13,826

Total	489,079	493,091	490,471	493,717

Diluted earnings per share	$6.05	5.79	17.13	17.32

(5) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three- and nine-month periods ended September 30, 2006 and 2005 follows. (dollars in thousands):

Three months ended September 30,	2006		2005

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$13,569	152	12,804	165
Intersegment	(251)	251	(280)	280

Total segment revenues	$13,318	403	12,524	445

Net income:
Bank	$3,056		2,936
CNBM	46		64

Total segment net income	3,102		3,000
Eliminations	(145)		(146)

Total net income	$2,957		2,854

Nine months ended September 30,	2006		2005

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$39,820	496	38,593	418
Intersegment	(657)	657	(746)	746

Total segment revenues	$39,163	1,153	37,847	1,164

Net income:
Bank	$8,657		8,819
CNBM	133		184

Total segment net income	8,790		9,003
Eliminations	(388)		(450)

Total net income	$8,402		8,553

(6) Junior Subordinated Debentures

In June 2006, the Company issued $30.9 million of junior subordinated deferrable interest debentures at a floating rate of 3-month LIBOR plus 1.40%. Interest is payable quarterly. The debentures' final maturity is June 2036, and is callable, in whole or in part, at par after five years at the Company's option, and subject to Federal Reserve Bank of New York approval. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. Approximately $5MM of the debentures is considered Tier I capital of the Company, while the remainder will be considered Tier II capital. The proceeds will be used for general corporate purposes, including the retirement of, subject to regulatory approval, the existing $20.0 million higher priced (3-month LIBOR plus 3.45%) debentures which are callable in whole or part beginning June 2007, and to provide additional capital in support of the Company's and Bank's businesses and operations.

As a result of this issuance, the Company accelerated the amortization of deferred issuance costs associated with the 2002 junior subordinated debentures, previously amortized over ten years, to the expected call date in 2007. Annualized amortization expense, through June 2007, will be $290,000 versus $61,000.

(7) Acquisition of Trust Relationships

On September 29, 2006, we acquired from Five Star Bank and assumed the successor trustee role for approximately 120 personal trust and investment management accounts. The market value of the underlying assets was approximately $66.6 million and was added to our existing assets under administration. Annualized revenues from these assets are projected to approximate $0.5 million. In connection with the acquisition, the Company recorded, at cost, an intangible asset of approximately $1.3 million at September 30, 2006. The final cost will approximate $1.4 million and is subject to certain closing adjustments to be settled before year end 2006. The asset will be amortized over fifteen years.

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

Recent Events

As more fully discussed in note 7, in September 2006, we purchased the customer relationships of Five Star Bank's trust business. We are in the process of transitioning these customer accounts to our records.

Also in September 2006, we opened our newest banking office in Geneva, New York to serve trust and investment customers. Through our market analysis, we determined this location lacked dedicated trust and investment services offered by a full-service, commercial community bank. Our office will serve existing customers, customers associated with the Five Star asset acquisition, and new customers in the surrounding area.

In furtherance of our growth of trust and investment services, we intend to form a wholly owned subsidiary of the Company in the State of Florida and open a trust and investment services office in the State of Florida. To avoid the adverse tax structure in New York State and take advantage of potentially significant tax savings from establishing trusts in jurisdictions with laws favorable to the tax positions of the wealthy clients, financial advisors are encouraging their wealthy clients to establish or change New York situs trust agreements: (1) to appoint non-New York State domiciliary trustees; or (2) to establish new trust agreements with a non-New York situs and a non-New York State domiciliary trustee. In many instances advisors are recommending that clients establish personal residency in another more tax-favorable jurisdiction. The potential tax advantages are derived from: (1) the ability to have income retained in a trust and capital gains realized in the trust be exempt from taxation in New York as a result of the provisions of the New York State Tax law; (2) the ability to avoid the New York State Estate Tax which was de-coupled from the Federal Estate Tax following the passage of the Economic Growth And Tax Relief Reconciliation Act of 2001; and, (3) the abolition or significant expansion of the Rule Against Perpetuities by many states, other than New York, which permits the establishment of "dynasty trusts." We have a number of customers who reside in Florida for substantial parts of the year.

In October 2006, the Board of Directors of the Bank authorized management to execute a sale-leaseback transaction for six banking offices currently owned by the Bank. We expect the transaction to consummate in early 2007. Upon the sale of these offices, the Bank expects to receive $4.0 to $6.0 million in cash, net of taxes, which we will reinvest in local loans and investments. These offices, with a depreciated cost of approximately $4.3 million, will be leased back by the Bank on a long-term basis. Any gain on sale will be deferred and amortized over the lease term. Any gain for income tax purposes will be recognized immediately.

Such a sale-leaseback transaction allows the Bank to convert buildings, which are non-earning assets, into earning assets such as loans and investments, which support the growth and vitality of the Bank's community. Concurrently, it allows a real estate investor to earn a market rate of return on their investment in the buildings.

Financial Overview

We are pleased to report net income of $3.0 million for the third quarter of 2006, representing a 3.6% increase over the third quarter of 2005. Diluted earnings per share increased 4.1% to $6.05 per share from $5.79 per share. This improvement came despite continued pressure on net interest margin caused by a flat and sometimes inverted yield curve and a $0.2 million higher provision for loan loss. Total assets grew 6.7% from June 30, 2006, to $1,193.8 million for the quarter ended September 30, 2006. Franchise growth for the quarter continued in most areas: loans (up 1.6%), deposits (up 7.6%) and assets under management (up 1.8%), exclusive of the Five Star acquisition.

For the nine-month period, total assets grew 11.4% and total revenues grew 3.6% compared to the same period in 2005. Total loans grew 8.4%, deposits grew 8.9%, and trust assets grew 9.3%. Net income declined a modest 1.8% to $8.4 million at September 30, 2006 compared to $8.6 million at September 30, 2005. Diluted earnings per share was $17.13 for the first nine months of 2006 compared to $17.32 for the first nine months of 2005.

Financial Condition (three months ended September 30, 2006)

At September 30, 2006, total assets were $1,193.8 million, up $74.9 million or 6.7% from $1,118.9 million at June 30, 2006. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $42.9 million to $80.5 million, mostly as a result of a seasonal inflow of municipal deposits and slower net loan growth. We typically experience an inflow of municipal deposits associated with school tax receipts at this time of year. Given the relative short-term nature of these deposits, to ensure liquidity, we invest these deposits in short-term cash equivalents.

Total loan growth was slow for the quarter, so consistent with our plans for utilizing new retail deposits and junior subordinated debentures, we increased investments $16.9 million, with most of the growth in the available-for-sale portfolio. We will continue to use the investment portfolios to supplement earning assets to the extent net loan originations remain slower than deposit growth. During the quarter, the market value of the securities portfolio improved significantly, due in part to falling long-term interest rates. We have evaluated securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, which would require a write-down of carrying value in the income statement.

While growth was below our expectations, net loans increased $13.1 million for the quarter to $835.0 million. Most loan types grew, with the largest growth seen in first- and second-lien residential mortgages. The growth in the residential loan portfolios was a continuation of our successful introduction of new residential first-mortgage products in early 2006, and a second-lien mortgage loan promotion during the second and third quarters. Commercial loans increased a modest $2.2 million, while the consumer loan portfolios declined by a similar amount. The consumer loan portfolios declined, mostly due to lower originations in the indirect automobile loan portfolio. Fewer of these loans were originated in connection with (a) our decision to manage growth to improve the portfolio's net yield and (b) a decline in overall automobile sales in the Rochester region. For the remainder of 2006, we still expect total loans to increase modestly.

Total deposits at September 30, 2006, were $1,053.0 million and were up $74.3 million from June 30, 2006. With respect to customer types, consumer and business deposits increased $31.1 million, while municipal deposits increased $43.2 million for the quarter. Consumer and business deposits grew from our continued market penetration. Municipal deposits grew this quarter due principally to tax levy collections. As to product types, we saw the greatest deposit growth in core checking accounts, both interest-bearing and non-interest bearing driven by consumers and businesses; and time deposits driven by municipalities. We continue to see a shift out of savings and money markets with all customer types seeking the higher yields provided by time deposits.

Borrowings for the quarter decreased $3.2 million due to the significant deposit growth and slower loan growth eliminating the necessity for short-term borrowings.

Results of Operations (three months ended September 30, 2006)

As we projected in previous quarters, the cost of interest-bearing liabilities rose more than the yield on earning assets, resulting in a lower interest rate spread and margin for the quarter. Despite a 26.0% increase in interest income, driven by both asset growth and yield increases, net interest income improved only $0.2 million or 2.4% for the quarter over the same quarter in 2005. This minimal increase was caused by the significant (83.2%) increase in interest costs caused by a rising interest rate environment. Compared to the same quarter in 2005, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.6 million positive impact on net interest income, while the decrease in interest spread had $0.4 million negative impact.

For the quarter ended September 30, 2006, average interest-earning assets increased $121.8 million or 12.7% to $1,079.3 million from $957.5 million for the 2005 quarter. The tax-equivalent yields on these assets were 6.68% and 6.03%, respectively, with the increase resulting from the rise in market interest rates. For the same quarters, average interest-bearing liabilities increased $106.6 million or 13.4% to $905.3 million from $798.7 million. The costs of these liabilities were 3.26% and 2.02%, respectively, also reflecting market rate increases.

The net effect of these yield and cost increases was a decreased spread of 59 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 40 basis points to 3.95% (net interest margin was 4.35% for the three months ended September 30, 2005). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 53 basis points in 2006 and 34 basis points in 2005 - which increased in 2006 due to both an increase in overall rates, and an increase in average non-interest-bearing deposits. A higher proportion of non-interest-bearing deposits to total deposits is beneficial in higher rate conditions.

As previously discussed, most of the funds raised from our $31.0 million debenture offering have been invested in short-term securities, which likely will be liquidated in June 2007, to pay off the current $20.0 million debenture. Because we invested in short-term securities, the interest income from these securities will be less than the interest expense on the debentures. Coupled with the accelerated amortization of deferred debt issuance costs, net interest income will be negatively impacted $0.3 million in 2006 and $0.3 million in 2007, but will be positively impacted $0.4 million in subsequent years.

The provision for loan losses was $0.2 million more than the same period last year. This increase reflects the growth in the overall loan portfolio and current period net charge-off activity.

Other income for the quarter ended September 30, 2006, was up 18.6%, mostly on the strength of higher service charges on deposits, trust income and lower net losses on investments in minority-owned subsidiaries. Total other income rose to $3.5 million for the quarter compared to $2.9 million for the same quarter in 2005. Service charges on deposit accounts increased 22.2% on growth in electronic banking services, mostly debit card transactions and an increase in our non-account maintenance service fees. Trust and investment services income increased 9.7% driven by growth in the underlying accounts. Excluding the customer relationships acquired, for the quarter ended September 30, 2006, the market value of assets under management increased 1.8% from June 30, 2006, and the book value, the measure of customer growth, improved 3.7%. Total mortgage originations decreased in 2006, and as anticipated, the net gain on the sale of mortgage loans also declined, caused by both the decrease in total originations and a decrease in the volume of loans sold to third parties versus retained in our portfolio. Other sources of income increased $0.3 million for the quarter, compared to last year, mainly due to lower net losses from our investment in the Monroe Fund as compared to 2005.

Operating expenses increased 6.3% or $0.5 million for the quarter ended September 30, 2006, to $8.8 million versus $8.3 million for the 2005 quarter. About one half of the increase came in salary and employee benefits due to our growth in headcount, wage increases and the continuing growth in health care costs. Our current headcount stands at (309 FTE's in 2006; 294 FTE's in 2005). The growth in other categories of operating expenses is due to general franchise growth.

The quarterly effective tax rate was 27.5% in 2006 and 28.9% in 2005. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Conditions and Results of Operations (nine months ended September 30, 2006)

At September 30, 2006, total assets of the Company were up $122.0 million or 11.4% from December 31, 2005. All earning assets - federal funds sold, investment securities, and loans - grew since the beginning of the year and were funded by growth in retail and municipal deposits as well as the trust preferred offering in June 2006. In addition to the growth in on-balance sheet assets, the market value of trust and investment assets under administration grew $154.6 million since the beginning of the year, supplemented in part by the $66.6 million purchase of customer relationships from Five Star Bank.

Net interest income improved 2.4% for the nine-month period in 2006 over the same period in 2005. The decrease in net interest spread, caused by rates on interest-bearing liabilities rising faster than yields on interest-earning assets, was more than offset by the growth in the average balance of these liabilities and assets. Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2006, and 2005 follows.

		2006			2005

			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,044,022	50,924	6.50	936,018	41,069	5.85

Total interest-bearing
liabilities	$871,193	19,411	2.97	781,277	10,222	1.74

Interest rate spread			3.53%			4.11%

Net interest margin		$31,513	4.02%		30,847	4.39%

Other income for the nine months ended September 30, 2006 increased 7.5% to $10.0 million from $9.3 million in 2005. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and increases in our non-account-maintenance service fees. Trust and investment services income was up 3.5% for the year to date, despite an $88.0 million (10.1%) increase in the market value of assets under management, exclusive of the Five Star acquisitions which occurred on the last day of the third quarter of 2006. Higher estate management fees earned in the first quarter of 2005 did not recur in 2006. This type of fee can fluctuate significantly from year to year, depending upon the timing of estate settlements. Exclusive of the acquisition, for the nine-month period ended September 30, 2006, the book value of assets under management, our measure of customer growth, increased $70.2 million (9.3%) over the same period in 2005.

Total mortgage originations were flat for the nine-month period ended September 30, 2006, compared to the same period in 2005. However, the net gain on the sale of mortgage loans declined from 2005 and was $0.4 million in 2006 versus $0.7 million then, caused by a 27.3% decline in the total volume of closed loans sold to third parties. The converse is the volume of loans originated and retained in portfolio to support future interest income growth. For the nine-month periods, these retained portfolio loans accounted for 40.9% of originations in 2006 versus 18.5% of originations in 2005.

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(Dollars in thousands).

	2006	2005

Purchase money mortgages	$67,732	61,277
Refinance mortgages	18,319	24,430

Total mortgage originations	$86,051	85,707

Percentage of loans retained in portfolio	40.9%	18.5%

Operating expenses increased 6.4% or $1.6 million for the nine months ended September 30, 2006, over the same period in 2005. Most of the increase came in salary and employee benefits. Salaries and employee benefits were higher due to a higher headcount, salary increases averaging 3.6%, and higher benefit costs. Other costs were up mainly due to growth in our underlying franchise.

The Company's effective tax rate for the year to date in 2006 decreased to 27.5% from 28.6% in 2005. The change in the effective rate is attributable to an increase in the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2005, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the nine months ended September 30, 2006, cash flows from all activities provided $29.7 million in net cash and cash equivalents versus using $23.9 million for the same period in 2005, with the change coming mainly from lower net loan originations, higher net deposit growth, and the issuance of the junior subordinated debentures.

Net cash provided by operating activities was $10.0 million in 2006 versus $10.8 million in 2005 with both the largest source and use of operating cash in 2006 and 2005 being loans held for sale. Activity in 2006 was lower than in 2005. Excluding the effects of loans held for sale, operating activities provided $10.0 million and $9.9 million of cash for the nine-month periods in 2006 and 2005, respectively. The decline in cash flows from operations in 2006 from 2005 was mainly due to higher accrued interest receivable driven by asset growth and increasing interest rates.

In 2006, investing activities accounted for approximately $92.4 million in net cash outflows, while they accounted for $109.2 million in net cash outflows in 2005. Lower net loan originations was the principal cause of 2006's decrease.

Cash provided by financing activities was $112.0 million in 2006 versus $74.4 million in 2005. The main contributors in 2006 were net deposit activity and 2006's $30.9 million debenture offering. 2005 also included $10.6 million in overnight borrowings.

For the remainder of 2006, cash for growth is expected to come primarily from operating activities and customer deposits. Customer deposit growth is mainly expected to come from Monroe County sources.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. With the exception of the $31.0 million debentures due in 2036, there has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2005.

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2006, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2005, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the nine-month periods ended September 30, 2006, and 2005 follow (dollars in thousands):

	September 30,

	2006	2005

Balance at beginning of period	$7,986	7,215
Provision for loan losses	1,466	1,300
Loans charged off	(1,217)	(1,086)
Recoveries on loans previously charged off	693	516

Balance at end of period	$8,928	7,945

Allowance as a percentage of total period end loans	1.06%	1.04%

Allowance as a percentage of non-performing loans	129.8%	75.2%

The provision for loan losses for the nine-month period ended September 30, 2006, was slightly higher than the same period in 2005, mainly due to higher loan balances offset by a lower amount of net charge-offs. The overall balance in the allowance has increased in connection with growth in the total loan portfolio from 2005. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2006, is adequate at $8.9 million.

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2006, and 2005 and twelve months ended December 31, 2005, follows (dollars in thousands):

	Nine months	Twelve Months	Nine months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2006	2005	2005

Recorded investment at period end	$6,568	7,268	10,241
Impaired loans as percent of total loans	0.78%	0.94%	1.34%
Impaired loans with related allowance	$771	555	4,467
Related allowance	$567	225	544
Average investment during period	$6,780	9,503	10,062

We have experienced a general improvement in impaired and non-performing loans overall and in non-accrual loans in particular. A number of larger non-accrual relationships have been successfully repaid through third-party refinancing, at no loss to us. This has resulted in a significant reduction (33%) in average impaired loans from September 2005 to September 2006. However, we also transferred $0.3 million in loans to other real estate owned in the first quarter of 2006, and charged-off $0.3 million of impaired loans in the third quarter of 2006. Interest income recognized on impaired loans during the periods was not material.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2006	2005	2005

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$22	73	89
Real estate-commercial	56	-	-
Real estate-residential	147	167	17
Consumer and other	87	172	221

Total past due 90 days or more and accruing	312	412	327

Loans in non-accrual status:
Commercial, financial & agricultural	1,547	1,325	1,226
Real estate-commercial	4,318	5,670	8,806
Real estate-residential	674	263	199
Consumer and other	29	10	10

Total non-accrual loans	6,568	7,268	10,241

Total non-performing loans	6,880	7,680	10,568

Other real estate owned
Commercial	277	-	-
Residential	97	62	62

Total other real estate owned	374	62	62

Total non-performing assets	$7,254	7,742	10,630

Non-performing loans to total period-end loans	0.82%	0.99%	1.38%

Non-performing assets to total period-end
loans and other real estate	0.86%	1.00%	1.39%

There were no troubled debt restructurings.

Total non-performing loans decreased $0.8 million to $6.9 million at September 30, 2006, from $7.7 million at December 31, 2005, and was due to the factors discussed in "Impaired Loans" above.

At September 30, 2006, other real estate owned consisted of two residential properties and one commercial property. We are actively pursuing their liquidation.

Recent Accounting Standards

The Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, in September 2006. This Statement provides guidance for using fair value to measure assets and liabilities and requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, and the effect of fair value measurements on earnings. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity's own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The statement is effective for us beginning in 2008. Because this is a disclosure-based statement, it will have no impact on our financial position or results of operations; however we may be required to provide additional disclosures in our financial statements relative to fair-value measurements.

Also in September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). We do not provide defined benefits plans to our employees. All of our benefit plans are defined contribution plans. Accordingly, this statement will have no impact on our Company.

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN No.48), in June 2006. FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No.156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement (a) generally requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (b) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, (c) permits an entity to choose either the "amortization method" or "fair value measurement method" as subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities, and (d) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

SFAS No.156 is effective for us beginning in 2007. This statement will impact our accounting for mortgage servicing rights. It will impact initial measurement of the servicing rights, which are currently valued using an allocated fair value approach. We believe the transition to full fair value will have an impact of less than 5% ($25,000 per annum) from our current measurement methodology. There will be no change in subsequent measurement, wherein we use the "amortization method."

FASB issued Statement No.155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 (SFAS No.155) in February 2006. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." In particular, this Statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

As you read in our annual report, we predicted market interest rates for 2006 to rise up to 50 basis points from their year-end values on the short end of the treasury yield curve (under 3 years) and 50 to 75 basis points at the middle- and long-end of the curve. Since December 2005, the two-year constant maturity treasury had risen nearly 45 basis points on average and the ten-year about 40 basis points following changes in our overall economy, and the Federal Open Market Committee's (FOMC) 100 basis point rise in the target federal funds rate. The two-year and ten-year yields are nearly the same, leading to a flat, and during the first and third quarters of 2006, an inverted yield curve. Such a curve presents a challenge to bank profitability, which relies on lower short-term rates (cost paid for deposits and borrowings) relative to long-term rates (yields earned on loans and securities).

Our asset yields should continue to rise for the remainder of 2006 due to the reinvestment of maturing loans and principal repayments as well as new originations at generally higher rates than in 2005. It remains possible the FOMC will continue to raise the target federal funds rate beyond the current 5.25% before year end. Notwithstanding increasing yields, liability costs will rise faster and greater than assets yields, as has been the case for the last several quarters. This will continue to compress both net interest spread and net interest margin. To offset this compression and grow profitability, earning asset balances will need to grow faster than interest-bearing liabilities.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2006, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date	# shares	Price	Purpose
March 2006	2,071	$ 351.89	Treasury
April 2006	765	$ 351.89	Treasury
May 2006	174	$ 351.89	Treasury
June 2006	7	$ 352.43	Arthur S. Hamlin Award
June 2006	2,024	$ 352.43	Treasury
August 2006	323	$ 352.43	Treasury
September 2006	1,052	$ 335.28	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information - Common Stock Trade

During 2006, the Company's common stock was traded in open-market transactions at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Date	# shares	Average	High	Low

March 9, 2006	1,272	$ 351.89	$ 405.00	$ 331.75
May 25, 2006	500	$ 352.43	$ 377.10	$ 322.75
August 18, 2006	597	$ 335.28	$ 353.00	$ 322.75

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 3, 2006	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

November 3, 2006	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer

