Form 10-K
period 2006-12-31
CANANDAIGUA NATIONAL CORP
filed 2007-02-16
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[Ö ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

2,000,000 shares common stock; $20 par value
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

Yes     No [Ö ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer  Accelerated filer [Ö ] Non-accelerated filer 
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  No [Ö ]

As of June 30, 2006, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the most recent public stock sale up to that date of $352.43 per common share, was $168,349,000.

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the weighted average sales price disclosed on page 19 of the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2007: 476,600.
Documents Incorporated by Reference

Portions of the Company's Annual Report to shareholders for the fiscal year ended December 31, 2006, and Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated by reference into Parts I, II and III.

1
CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2006

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, referred to as "Company", is a one-bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York. The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank and CNB Mortgage Company. However, the Bank has been, and is expected to remain, the principal source of the Company's operating revenue and net income. (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for 2006 (the "2006 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.) In June 2002, the Company formed Canandaigua National Statutory Trust I to accommodate the private placement of $20.6 million in capital securities; and in June 2006, the Company formed Canandaigua National Statutory Trust II to accommodate the placement of $30.9 million in capital securities. These transactions are more fully described in Note 9 of the Consolidated Financial Statements, which is incorporated herein by reference thereto.

A discussion of the principal segments of the Company follows. Financial information for these segments can be found in Note 18 of the Consolidated Financial Statements, which is incorporated herein by reference thereto.

CNB Mortgage Company

The Company acquired 100% of CNB Mortgage Company (formerly known as HomeTown Funding, Inc.) in October 1997. CNB Mortgage Company, operating as the Company's mortgage department, offers a full line of mortgage products. It is engaged in underwriting and funding mortgages primarily in western New York State. It resells residential mortgages to the Bank and unaffiliated entities that service the loans.

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

The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment, and insurance products. These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.). New products are developed around this concept. These services are delivered through the Bank's network of community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet. A full description and analysis of the Bank's and Company's activities is set forth in Items 7 and 7a below.

The Bank is a majority owner in a real estate investment trust (REIT), which invests in substantially all of the Bank's amortizing residential real estate loans, and a portion of the Bank's amortizing commercial real estate loans.

Geographic Market Served

The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs. Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide. Since the mid-1990s, the Bank has expanded into Monroe County by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), and Penfield (2004). In 2006, the Bank opened an office to serve trust and investment customers in Geneva, NY. The Bank continues to pursue branch opportunities in its market area. In addition, the Bank intends to open a trust and investment services office in the State of Florida.

The Company's market area is a middle-class, economically diversified region that includes urban, suburban and rural markets. Rochester is one of the largest cities in New York State outside of New York City. According to the U.S. Census Bureau's 2000 census, the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 36.6 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older. The median income of households in the Rochester, NY MSA was $44,695. Seventy-

eight percent of the households received earnings, and 21 percent received retirement income other than Social Security. In 2000, for the employed population 16 years and older, the leading industries were: education, health, and social services, 24 percent; manufacturing, 21 percent; and retail trade, 14 percent. In 2000, the Rochester, NY MSA had a total of 451,000 housing units, seven percent of which were vacant. Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes. In 2000, the Rochester, NY MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service, and 81 percent of the households had access to a car, truck, or van for private use. Multi-vehicle households were not rare. Forty-two percent had two vehicles and another 16 percent had three or more. The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, 9 percent of owners without mortgages, and 47 percent of renters in the Rochester, NY MSA spent 30 percent or more of household income on housing.

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

The Company is generally competitive with financial institutions in its service areas with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and charges for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location. Based upon the most recent data available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2006, the Company's share of deposits for all banks in the Rochester MSA was 8.10% ($1,011 million) in 2006, 7.23% ($883.2 million) in 2005, and 6.64% ($837.0 million) in 2004. At June 30, 2006, all banks in the Rochester MSA had total deposits of approximately $12.5 billion.

Employees

At December 31, 2006, the Company had 378 employees of whom 102 worked on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be excellent.

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

The BHC Act and other federal laws, many of the significant ones which are discussed below, subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations:

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

Safe and Sound Banking Practices -- Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's regulations, for example, generally require a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid,

Anti-Tying Restrictions -- Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2006 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

Control Acquisitions -- The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, under the Bank Holding Company Act any entity is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

THE BANK

The Canandaigua National Bank and Trust Company is a national bank chartered and regulated by the Office of the Comptroller of Currency (the "OCC"). Its deposits are insured by the FDIC through the Bank Insurance Fund. The Bank is also a member of the Federal Reserve System. The Bank is subject to supervision and regulation that subject it to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the Office of the Comptroller of Currency. Because the Federal Reserve Board regulates the Company (the Bank's parent) the Federal Reserve Board also has supervisory authority which impacts the Bank.

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

The FDIC Improvement Act of 1991 (FDICIA) -- The Bank must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, the audit report of the Company is used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. FDICIA also requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

The FDIC Reform Act of 2006-The FDIC Reform Act (Act) was signed into law in 2006. The Act modernizes and strengthens the deferral deposit insurance system to make it more responsive to consumer needs and fairer to banks. It preserves the value of FDIC insurance by setting up a permanent system of inflation adjustments, authorizing the FDIC to increase coverage levels for inflation every five years and providing higher coverage for retirement accounts. It also smoothes out premium volatility in the old law by creating a range in which the fund reserve ratio can float; provides premium credits to banks (including the Bank) that built up the fund prior to 1997; and institutes a risk-based premium system. The new system sets a designated reserve ratio of 1.25%, and because the ratio was below this level in 2006, the FDIC will assess premiums in 2007. The Bank has a credit approximating it 2007 premium, therefore there will be minimal impact on 2007 operating results. However, the FDIC could assess future premiums, the amount and timing of which are uncertain.

Capital Adequacy Requirements -- Refer to Capital Adequacy Requirements under The Company, above.

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

CNB MORTGAGE COMPANY

CNB Mortgage Company (CNB Mortgage) is a New York State-licensed mortgage banker. It is subject to New York State banking laws and regulations as well as the following significant federal laws and regulations: the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.

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

Today more than 170 crimes are listed in the federal money laundering statutes. They range from drug trafficking, gunrunning, murder for hire, fraud, acts of terrorism, and the illegal use of a wetland. The list also includes certain foreign crimes. A financial institution must educate its employees, understand its customers and their businesses, and have systems and procedures in place to distinguish routine transactions from ones that rise to the level of suspicious activity. The reporting and record keeping requirements of the BSA regulations create a paper trail for law enforcement to investigate money laundering schemes and other illegal activities. This paper trail operates to deter illegal activity and provides a means to trace movements of money through the financial system

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT Act) of 2001 was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley (GLB) Act of 1999 was enacted. The GLB Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the GLB Act contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" was broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that did not pose a substantial risk to the safety and soundness of depository institutions or the financial system. The GLB Act also permitted national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

Fair and Accurate Credit Transactions Act ("FACT Act"): The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than generally available. Banks also must comply with guidelines to be established by their federal banking regulators to help detect identity theft.

Sarbanes-Oxley Act (SOA): The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

The Check Clearing for the 21st Century Act ("Check 21 Act") became effective in October 2004. The Check 21 Act creates a new negotiable instrument, called a "substitute check," which banks are required to accept as the legal equivalent of a paper check if it meets the requirements of the Check 21 Act. The Check 21 Act is designed to facilitate check truncation, to foster innovation in the check payment systems and to improve the payment system by shortening processing times and reducing the volume of paper.

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act. These laws and regulations regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

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

State Taxation

State of New York. The Company reports income on a consolidated calendar year basis to New York State. New York State franchise tax Article 32 on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State; (b) 3% of "alternative entire net income" allocable to New York State; (c) 0.01% of the average value of assets allocable to New York State; or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

Corporate Dividends. Sixty percent of dividends from qualifying REIT's are excluded from state taxation.

The governor of New York State has proposed a number of changes to bank taxation in his fiscal 2008 budget. Their potential impact to the Company is discussed in the 2006 Annual Report.

CRITICAL ACCOUNTING POLICY

The SEC defines "critical accounting policy" as, one that is "most important to the portrayal of the company's financial condition and results, and it requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." Management considers the "Allowance for Loan Losses" as the Company's critical accounting policy. See Part II, Item 7 for a complete discussion.

AVAILABLE INFORMATION

The Company electronically files quarterly (Form 10-Q) and annual (Form 10-K) reports and proxy statements with the Securities and Exchange Commission (SEC) on a regular basis. Other reports are filed when necessary in accordance with the Securities Exchange Act of 1934.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains electronic versions of reports, proxy and information statements, and other information regarding the Company, which are filed electronically with the SEC at http://www.sec.gov. In addition, we will provide, at no cost to shareholders, paper (or electronic, if available) copies of the foregoing documents upon written request to our Corporate Secretary, Robert G. Sheridan, 72 South Main Street, Canandaigua, New York 14424.

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

Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank and CNB Mortgage are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements. Management has also established policies to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part II, Item 7, "Loans" for a complete discussion.

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

Breach of Information Security and Technology Dependence. The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks, including the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

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

Competition. Regional, national and international competitors are much larger in total assets and capitalization than the Company, have greater access to capital markets, and can offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served", "Competition," and "Supervision and Regulation of Banking Activities."

Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Supervision and Regulation of Banking Activities."

Compliance with Bank Secrecy Act and Related Laws and Regulations. These specific laws and regulations have significant implications for all financial institutions including any entity involved in the transfer of money. They increase due diligence requirements and reporting obligations for financial institutions, create new crimes and penalties, and require the federal banking agencies, in reviewing merger and other acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering activities. Even innocent noncompliance and inconsequential failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on the Company's business, financial condition, results of operations, or liquidity.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York. The Company owns a building in Pittsford, New York, that is occupied by CNB Mortgage Company.

As of December 31, 2006, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and eleven offices located in Monroe County, New York. Nine are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years. The main office of the Bank is located at 72 South Main Street, Canandaigua, New York. The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva offices.

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

The carrying value of the Company's properties as of December 31, 2006, is included in Note 5 set forth of the 2006 Consolidated Financial Statement, which is incorporated herein by reference thereto.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The information required by this item with respect to market information, holders, dividends, sales of securities, and affiliated stock purchases are included in the section entitled Our Common Stock in the 2006 Annual Report and is incorporated herein by reference.

PERFORMANCE GRAPH

The performance graph shown below is required by SEC regulations. The theory underlying this requirement is that all corporations have organized trading markets for their securities. The graph is provided so that shareholders and prospective shareholders can compare market results with peer companies or with indexes of companies in similar businesses or having similar capitalization, e.g., those companies which are listed on the NASDAQ or NYSE.

THE CORPORATION'S COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, NOR IS IT ACTIVELY TRADED; LESS THAN 1.5% OF THE CORPORATION'S OUTSTANDING SHARES HAVE BEEN BOUGHT AND SOLD IN ANY YEAR REPRESENTED IN THE GRAPH. DUE TO THE EXTREMELY LIMITED NUMBER OF TRANSACTIONS, THE AVERAGE SALE PRICE OF THE CORPORATION'S COMMON STOCK USED IN THE GRAPH MAY NOT BE INDICATIVE OF THE ACTUAL VALUE OF THE CORPORATION'S COMMON STOCK. THE GRAPH SET FORTH BELOW DEPICTS THE AVERAGE SALE PRICE OF THE CORPORATION'S COMMON STOCK BASED ONLY UPON TRANSACTIONS FOR WHICH THE CORPORATION HAS PRICE INFORMATION. THERE ARE PURCHASES AND SALES OF THE CORPORATION'S COMMON STOCK FOR WHICH THE CORPORATION HAS NO PRICE INFORMATION; THEREFORE, THE ACTUAL AVERAGE SALE PRICE OF ALL SHARES BOUGHT AND SOLD IN ANY QUARTER MAY BE DIFFERENT THAN SET FORTH IN THE GRAPH.

	Period Ending
Index	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Canandaigua National Corporation	100.00	111.89	196.04	244.68	248.23	239.01
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44
SNL Bank $1B-$5B	100.00	115.44	156.98	193.74	190.43	220.36
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2006 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2006 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management in the 2006 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in the section entitled Consolidated Financial Statements in the 2006 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2006, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included the 2006 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in the sections entitled Information on Directors and Nominees, Transactions with Certain Related Persons, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference, except for items required under Regulation S-K 229.401(b), (c), and 229.406, which follow:

All executive officers listed below are employed by the Bank, have been employed by the Bank for at least five years and in the business of banking for more than five years. All executive officers serve at the pleasure of the Board of Directors. No executive officer has any arrangement or understanding between them and any other person pursuant to which he or she was selected as an officer. Ages and titles are as of December 31, 2006.

Name	Age	Title
Gary L. Babbitt	50	Senior Vice President, Commercial Services
Joseph L. Dugan	44	Senior Vice President, Customer Value Management
George W. Hamlin, IV	66	President, Chief Executive Officer, Trust and CRA Officer
Richard H. Hawks, Jr.	55	Senior Vice President, Trust Officer
Lawrence A. Heilbronner	42	Senior Vice President - Finance and Operations, Chief Financial Officer,
Gregory S. MacKay	57	Senior Vice President, Chief Economist
Sandra U. Roberts	44	Senior Vice President, Information Technology
Robert G. Sheridan	59	Senior Vice President, Retail Services Cashier
Steven H. Swartout	49	Senior Vice President, Corporate Risk Operations/Security and General Counsel
Scott B. Trumbower	46	Vice President, Manager Wealth Strategies Group

The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries, including its chief executive officer, chief accounting officer, and all other persons having similar functions. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Committee, Compensation Discussion and Analysis, Compensation Committee Report, The Compensation Committee, and Executive Compensation in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2006 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2006 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

Financial Highlights

Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Common Stock

Management's Report on the Effectiveness of Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm on Management's Report

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Schedules - All financial statement schedules are omitted, because the required information is not applicable or is included in the Consolidated Financial Statements.

(3) Exhibits
	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005 and Form 8-K, dated December 28, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report to Shareholders for the year ended December 31, 2006	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 8, 2007	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

February 14, 2007 By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	President and Chief Executive Officer	February 14, 2007
(George W. Hamlin, IV)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 14, 2007
(Lawrence A. Heilbronner)	Officer

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 14, 2007
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Patricia A. Boland
James S. Fralick
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Thomas S. Richards
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

15
INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report to Shareholders for the year ended December 31, 2006	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 8, 2007	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

