Form 10-Q
period 2007-03-31
CANANDAIGUA NATIONAL CORP
filed 2007-05-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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

The number of shares outstanding of each of the issuer's classes of common stock was 476,805 shares of common stock, par value $20.00, outstanding at April 17, 2007.

1.

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

2.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2007

3.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2007 and December 31, 2006 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2007	2006

Assets
Cash and due from banks	$32,184	35,592
Interest-bearing deposits with other financial institutions	1,649	1,560
Federal funds sold	72,692	36,188
Securities:
- Available for sale, at fair value	115,002	113,098
- Held-to-maturity (fair value of $137,725 in 2007 and $137,692 in 2006)	138,043	138,029
Loans:
Commercial, financial and agricultural	195,885	188,518
Commercial mortgage	320,190	323,478
Residential mortgage - first lien	115,498	106,749
Residential mortgage - junior lien	66,695	67,871
Consumer-automobile indirect	131,304	136,040
Consumer-other	21,488	23,075
Other	454	187
Loans held for sale	2,995	3,466

Total gross loans	854,509	849,384
Plus: Net deferred loan costs	4,178	4,313
Less: Allowance for loan losses	(9,129)	(9,041)

Loans - net	849,558	844,656
Premises and equipment - net	13,969	14,325
Accrued interest receivable	6,968	6,658
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,701	1,697
Other assets	14,115	14,092

Total Assets	$1,245,881	1,205,895

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$157,034	159,500
Interest-bearing	108,744	110,507
Savings and money market	373,652	363,795
Time	461,074	425,546

Total deposits	1,100,504	1,059,348
Borrowings	808	824
Junior subordinated debentures	51,475	51,402
Accrued interest payable and other liabilities	8,760	10,762

Total Liabilities	1,161,547	1,122,336

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2007 and 2006	9,732	9,732
Additional paid-in capital	8,300	8,107
Retained earnings	70,398	70,184
Treasury stock, at cost (9,819 shares in 2007 and 10,024 in 2006)	(3,390)	(3,541)
Accumulated other comprehensive loss	(706)	(923)

Total Stockholders' Equity	84,334	83,559

Total Liabilities and Stockholders' Equity	$1,245,881	1,205,895

See accompanying notes to condensed consolidated financial statements.

4.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2007 and 2006 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2007	2006

Interest income:
Loans, including fees	$15,019	13,152
Securities	2,533	2,049
Federal funds sold and other	567	322

Total interest income	18,119	15,523

Interest expense:
Deposits	7,432	5,221
Borrowings	6	9
Junior subordinated debentures	1,050	447

Total interest expense	8,488	5,677

Net interest income	9,631	9,846
Provision for loan losses	360	496

Net interest income after provision for loan losses	9,271	9,350

Other income:
Service charges on deposit accounts	1,723	1,548
Trust and investment services income	1,234	1,119
Net gain on sale of mortgage loans	76	126
Mortgage servicing income, net	149	167
Loan-related fees	79	46
Other	106	260

Total other income	3,367	3,266

Operating expenses:
Salaries and employee benefits	5,172	5,006
Occupancy	1,626	1,663
Marketing and public relations	428	368
Office supplies, printing and postage	319	317
FDIC insurance	32	31
Other	1,526	1,433

Total operating expenses	9,103	8,818

Income before income taxes	3,535	3,798
Income taxes	954	1,045

Net income	$2,581	2,753

Basic earnings per share	$5.41	5.74

Diluted earnings per share	$5.31	5.59

See accompanying notes to condensed consolidated financial statements.

5.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three-month periods ended March 31, 2007 and 2006 (Unaudited)
(dollars in thousands, except per share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Loss	Total

Balance at December 31, 2006	476,600	$9,732	8,107	70,184	(3,541)	(923)	83,559
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $144		-	-	-	-	217	217
Net income		-	-	2,581	-	-	2,581

Total comprehensive income							2,798

Recognition of stock option
expense		-	23	-	-	-	23
Purchase of shares of
treasury stock	(2,236)	-	-	-	(755)	-	(755)
Exercise of stock options,
including tax benefit of $170	2,441	-	170	(508)	906	-	568
Cash dividend - $3.90 per share		-	-	(1,859)	-	-	(1,859)

Balance at March 31, 2007	476,805	$9,732	8,300	70,398	(3,390)	(706)	84,334

Balance at December 31, 2005	479,934	$9,732	7,856	62,117	(2,179)	(987)	76,539
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(432)		-	-	-	-	(646)	(646)
Net income		-	-	2,753	-	-	2,753

Total comprehensive income							2,107

Recognition of stock option
expense		-	23	-	-	-	23
Purchase of shares of
treasury stock	(2,071)	-	-	-	(729)	-	(729)
Exercise of stock options,
including tax benefit of $127	1,574	-	72	-	290	-	362
Cash dividend - $3.30 per share		-	-	(1,584)	-	-	(1,584)

Balance at March 31, 2006	479,437	$9,732	7,951	63,286	(2,618)	(1,633)	76,718

See accompanying notes to condensed consolidated financial statements.

6.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2007 and 2006 (Unaudited) (dollars in thousands)

	2007	2006

Cash flow from operating activities:
Net income	$2,581	2,753
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	860	829
Provision for loan losses	360	496
Deferred income tax benefit	(180)	(211)
Income from equity-method investments	(5)	(65)
Net gain on sale of mortgage loans	(76)	(126)
Originations of loans held for sale	(17,899)	(18,063)
Proceeds from sale of loans held for sale	18,446	19,567
Stock option expense	23	23
Increase in other assets	(720)	(2,042)
Decrease in accrued interest payable and other liabilities	(1,287)	(182)

Net cash provided by operating activities	2,103	2,979

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	2,167	2,235
Purchases	(3,703)	(4,255)
Securities held to maturity:
Proceeds from maturities and calls	8,409	5,064
Purchases	(9,049)	(4,724)
Loan purchases, originations and principal collections -- net	(5,616)	2,217
Fixed asset purchases -- net	(214)	(402)
Purchase of FRB stock	(5)	(4)
Investment in equity-method investments	(42)	(39)
Proceeds from sale of other real estate	41	-

Net cash (used in) provided by investing activities	(8,012)	92

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	5,628	12,830
Net increase in time deposits	35,528	5,009
Principal repayments on borrowings	(16)	(13)
Payments to acquire treasury stock	(755)	(729)
Proceeds from issuance of treasury stock under stock option plan	398	235
Excess tax benefit from stock option exercise	170	127
Dividends paid	(1,859)	(1,584)

Net cash provided by financing activities	39,094	15,875

Net increase in cash and cash equivalents	33,185	18,946
Cash and cash equivalents - beginning of period	73,340	50,844

Cash and cash equivalents - end of period	$106,525	69,790

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,448	5,603

Income taxes	$218	86

Additions to other real estate acquired through foreclosure	$117	312

See accompanying notes to condensed consolidated financial statements.

7.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2006, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Dividend

The Board of Directors declared a semi-annual $3.90 per share dividend on common stock on January 10, 2007, to shareholders of record January 20, 2007, which was paid on February 1, 2007.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2007, and 2006 follow (dollars in thousands, except share data):

For the three months ended March 31,	2007	2006

Basic Earnings Per Share:
Net income applicable to common shareholders	$2,581	2,753
Weighted average common shares outstanding	476,696	479,952

Basic earnings per share	$5.41	5.74

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,581	2,753
Weighted average common shares outstanding	476,696	479,952
Effect of assumed exercise of stock options	9,780	12,218

Total	486,476	492,170

Diluted earnings per share	$5.31	5.59

(4) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three-month periods ended March 31, 2007, and 2006 follows. (dollars in thousands):

Three months ended March 31,	2007		2006

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$12,867	131	12,928	184
Intersegment	(208)	208	(145)	145

Total segment revenues	$12,659	339	12,783	329

Net income:
Bank	$2,581		2,753
CNBM	7		13

Total segment net income	2,588		2,766
Eliminations	(7)		(13)

Total net income	$2,581		2,753

8.

(5) Mortgage Servicing Assets

We adopted Financial Accounting Standards Board (FASB) Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No.156) on January 1, 2007. Adoption of the statement had no material impact on our financial condition or operating results. SFAS No. 156 requires additional interim disclosures, which follow.

Servicing fees earned by the Company amounted to $237,000 and $252,000 at March 31, 2007, and 2006, respectively, and are included in net mortgage servicing income on the statements of income.

Changes in mortgage servicing assets for the three-month period ended March 31, 2007, follows (in thousands):

2007

Beginning balance	$1,331
Originations	27
Amortization	(89)

Ending balance	$1,269

The estimated fair value of mortgage servicing rights was approximately $2,370,000 at March 31, 2007. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there are a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at March 31, 2007, and the sensitivity of such value to changes in those assumptions are summarized in the 2006 Annual Report and are substantially the same.

(6) Income taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any significant unrecognized tax benefits, and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and New York State. We are no longer subject to U.S. federal or state tax examinations for years before 2003. We do not believe there will be any material changes in our tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. Our effective tax rate differs from the federal statutory rate primarily due to non-taxable income and non-deductible expenses, which are more fully described in our 2006 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in our methodology for estimating the Allowance, which is fully described within the 2006 Annual Report.

Recent Events

Much has been written in the press about so-called subprime mortgages. While there is no industry-standard definition, these are generally home mortgages made to borrowers who do not qualify for market interest rates because of problems with their credit history, and, therefore, their credit risk (or ability to repay) is higher than most borrowers. Subprime lending is typically defined by the status of the borrower. A subprime loan is a loan made to someone who could not qualify for a more favorable rate. Subprime borrowers typically have low credit scores and histories of payment delinquencies, charge-offs, or bankruptcies. Because subprime borrowers are considered at higher risk to default, subprime loans typically have less favorable terms than their traditional counterparts. These terms may include higher interest rates, regular fees, or an up-front charge.

9.

Many banks across the country have announced losses, additions to their loan loss provision, and other contingent liabilities arising from originating, selling, servicing and/or owning these mortgages. We do not, as a practice, originate these loans. Nor do we invest in these loans either directly or through mortgage-backed securities. Accordingly, we do not have the exposure to losses as do banks that originate subprime mortgages.

Financial Overview

We report net income for the three-month period ended March 31, 2007, of $2.6 million or $5.31 per diluted share. The results for the quarter were $.02 million or 5.2% lower than the same quarter in 2006. Total revenues decreased $0.1 million over the same quarter last year, while expenses (loan loss, operating expenses and income taxes) rose $.01 million. Total revenue growth was negatively impacted by the effect of continued increases in market interest rates on our funding costs (declining net interest margin).

The balance sheet grew 3.3% from year-end 2006. All earning asset categories grew with federal funds sold experiencing significant growth. This growth was funded by a 3.9% growth in total deposits.

Financial Condition (three months ended March 31, 2007)

At March 31, 2007, total assets were $1,245.9 million, up $40.0 million or 3.3% from $1,205.9 million at December 31, 2006. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) increased $33.2 million to $106.5 million, mostly as a result of deposit growth outpacing loan demand and securities purchases.

We increased the securities portfolios $2.0 million in total in an effort to invest in earning assets at higher yields than those maturing in order to maintain or improve overall earning asset yields. It is possible these portfolios may decrease somewhat in the second quarter if we find the need to generate cash necessary to pay down $20.6 million in junior subordinated debentures. During the quarter, the market value of the securities portfolio improved due to the maturing of lower yielding assets and a decrease in long-term interest rates. We have both the intent and ability to hold these securities until their market value recovers to their carrying value. We have evaluated securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

Net loans increased $4.9 million to $849.6 million. Included in this increase is approximately $2.2 million in CRA-qualified residential, first mortgages purchased from third parties. The commercial portfolio increased $4.1 million on strong originations for the quarter, offset by a handful of large loan payoffs. The residential loan portfolios grew $7.6 million, inclusive of the $2.2 million of purchased loans. Our residential first-mortgage products introduced in early 2006 remain a popular and cost-effective mortgage for borrowers. The consumer loan portfolios declined $6.3 million from year-end 2006, mostly in the indirect automobile loan portfolio. Fewer loans were originated in connection with our decision to continue increasing interest rates on the product to improve the portfolio's net yield. For the remainder of 2007 we still expect total loans to increase.

Total deposits at March 31, 2007, were $1,100.5 million and were up $41.2 million from December 31, 2006. Growth came across all customer categories, including significant growth from municipalities. This is a typical seasonal trend, whereby we see low consumer and business deposit growth in the first quarter of the year. Municipalities' total deposit balance (collateralized principally by held-to-maturity securities) increased approximately $22.9 million for the quarter as compared with $19.2 in 2006, while consumer and business deposits increased $23.0 million as compared to falling $1.6 million in 2006. Brokered deposits of $4.7 million matured during the first quarter of 2007. During the quarter, there was a continued shift in account types by consumers and businesses to time deposits and a corresponding decrease in checking accounts.

There was no material change in borrowings.

Results of Operations (three months ended March 31, 2007)

Net interest income decreased $0.2 million or 2.2% for the quarter over the same quarter in 2006, reflecting the impact of the balance sheet's year-over-year growth, offset by significantly higher interest costs. Also included in interest income for the 2006 quarter was $0.3 million in interest on collection of a loan relationship previously on non-accrual. The overall $2.6 million increase in interest income was offset by a $2.8 million increase in interest paid on deposits and borrowings. Compared to the same quarter in 2006, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.4 million positive impact on net interest income, while the decrease in spread had $0.6 million negative impact.

For the quarter ended March 31, 2007, average interest-earning assets increased $129.0 million or 12.8% to $1,137.3 million from $1,008.3 million for the 2006 quarter. The tax-equivalent yields on these assets were 6.60% and 6.36%, respectively, with the increase resulting from the maturing of lower interest rate assets, replaced by those with higher interest rates. For the same quarters, average interest-bearing liabilities increased $119.6 million or 14.2% to $963.1 million from $843.5 million. The costs of these liabilities were 3.53% and 2.69%, respectively, also reflecting maturing of lower interest rate deposits, replaced by those with higher interest rates. As expected, the cost of interest-bearing liabilities rose more than the yield on earning assets, resulting in a lower interest rate spread and margin for the quarter.

The net effect of these yield and cost increases was a decreased spread of 60 basis points and a decreased net interest margin (tax-equivalent net interest income to average earning assets) of 50 basis points to 3.61% (net interest margin was 4.11% for the three months ended March 31, 2006). The difference between spread and margin reflects the contribution of non-interest-bearing deposits - 54 basis points in 2007 and 44 basis points in 2006 - which increased in 2007 due to both an increase in overall rates, and an increase in average non-interest-bearing deposits. A higher proportion of non-interest-bearing deposits to total deposits is beneficial in higher rate conditions.

10.

As we discussed in prior reports, most of the funds raised from our $30.9 million junior subordinated debenture offering were invested in short-term securities, which may be liquidated in June 2007 to pay off the $20.6 million junior subordinated debenture. Because we invested in short-term securities, the interest income from these securities is less than the interest expense on the debentures. Coupled with the accelerated amortization of deferred debt issuance costs, net interest income will be negatively impacted $0.3 in 2007, all in the first half of the year, but will be positively impacted $0.4 million in subsequent years, due to a lower overall interest rate on the remaining debentures.

Other income for the quarter ended March 31, 2007, increased 3.1% to $3.4 million from $3.3 million in 2006, driven mainly by an increase in service charges on deposit accounts and Trust income. Service charges on deposit accounts increased 11.3% on growth in electronic banking services, mostly debit card transactions and an increase in accounts incurring service fees. Trust and investment services income increased 10.3% from 2006 on strong growth in assets under management. For the quarter ended March 31, 2007, the market value of assets under management increased 21.4% over the same quarter last year, and the book value, the measure of customer growth, improved 20.3% for the same period. About one-third of this growth came from our acquisition of trust relationships in 2006. Total mortgage originations increased in 2007, but, as anticipated, the net gain on the sale of mortgage loans declined from 2006, caused by a decline in the volume of loans sold to third parties and an increase in loans retained in portfolio. (See table below). We retained a higher percentage of originations in our portfolio, the income from which is reflected in interest income. We expect this trend to remain for the rest of the year. All other sources of income declined slightly, mostly from lower income from minority-owned investments.

CNB Mortgage Closed Loans by Type For the three-month periods ended March 31, (dollars in thousands)

	2007	2006

Purchase money mortgages	$13,825	17,931
Refinance mortgages	12,867	6,814

Total mortgage originations	$26,692	24,745

Percentage of loans retained in portfolio	32.9%	27.0%

Operating expenses increased 3.2% or $0.3 million for the quarter ended March 31, 2007, to $9.1 million versus $8.8 million for the 2006 quarter. Most of the increase came in salary and employee benefits. These were higher due to a higher headcount (308 FTE's in 2007; 304 FTE's in 2006), incumbent salary increases averaging 3.2%, and higher benefit costs. All other costs rose modestly as a result of our continuing growth. We expect growth in these and other categories to be similar to this quarter's growth.

The quarterly effective tax rate was to 27.0% in 2007 and 27.5% in 2006. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2006, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2007, cash flows from all activities produced $33.2 million in net cash and cash equivalents versus providing $18.9 million for the same period in 2006, with the change coming mainly from higher net deposit growth offset by higher net loans.

Net cash provided by operating activities was $2.1 million in 2007 versus $3.0 million in 2006. Both the largest source and use of operating cash in 2007 and 2006 were loans held for sale. Activity in both years was similar. Excluding the effects of loans held for sale, operating activities provided $1.6 million of cash for each of the three-month periods in 2007 and 2006.

In 2007, investing activities used $8.0 million in cash while these activities had a negligible impact on cash flows in 2006. The largest use of cash in 2007 was net loan originations and purchases, followed by securities purchases.

Cash provided by financing activities was $39.1 million in 2007 versus $15.9 million in 2006. The main contributor in both years was deposit activity, which was higher in 2007 than in 2006.

For the remainder of 2007, cash for growth is expected to come primarily from operating activities and customer deposits. Customer deposit growth is mainly expected to come from Monroe County sources. As noted above, we also expect to use $20.6 million in cash and, possibly, securities to pay down $20.6 million in junior subordinated debentures.

11.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2006.

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2007 the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2006, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the three-month periods ended March 31, 2007, and 2006 follow (dollars in thousands):

	March 31,

	2007	2006

Balance at beginning of period	$9,041	7,986
Provision for loan losses	360	496
Loans charged off	(419)	(420)
Recoveries on loans previously charged off	147	215

Balance at end of period	$9,129	8,277

Allowance as a percentage of total period end loans	1.07%	1.07%

Allowance as a percentage of non-performing loans	134.5%	128.8%

The provision for loan losses for the three-month period ended March 31, 2007, was slightly lower than the same period in 2006. It decreased from 2006 due to lower non-performing loans, offset in part by a slight increase in net charge-offs and overall loan growth. The overall balance in the allowance, funded by the provision for loan losses, has increased in connection with growth in the total loan portfolio from 2006. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2007, is adequate at $9.1 million.

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2007, and 2006 and twelve months ended December 31, 2006, follows (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2007	2006	2006

Recorded investment at period end	$6,561	6,445	6,366
Impaired loans as percent of total loans	0.77%	0.76%	0.83%
Impaired loans with related allowance	$507	194	491
Related allowance	$320	194	175
Average investment during period	$6,503	6,713	6,817

We have experienced a general stabilization in impaired and non-performing loans overall and in non-accrual loans in particular. A number of larger non-accrual relationships have been successfully collected through third-party refinancing, at no loss to us. This has resulted in a general reduction in impaired loans compared to previous periods. Interest income recognized on impaired loans during the periods was not material.

12.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$29	262	11
Real estate-commercial	132	147	-
Real estate-residential	-	34	-
Consumer and other	63	218	48

Total past due 90 days or more and accruing	224	661	59

Loans in non-accrual status:
Commercial, financial & agricultural	1,351	1,208	1,147
Real estate-commercial	4,513	4,394	4,782
Real estate-residential	668	813	405
Consumer and other	29	30	32

Total non-accrual loans	6,561	6,445	6,366

Total non-performing loans	6,785	7,106	6,425

Other real estate owned
Commercial	242	251	277
Residential	117	41	97

Total other real estate owned	359	292	374

Total non-performing assets	$7,144	7,398	6,799

Non-performing loans to total period-end loans	0.79%	0.84%	0.83%

Non-performing assets to total period-end
loans and other real estate	0.84%	0.87%	0.88%

There were no troubled debt restructurings.

Total non-performing loans decreased $0.3 million to $6.8 million at March 31, 2007, from $7.1 million at December 31, 2006, and was due to the factors discussed in "Impaired Loans" above.

At March 31, 2007, other real estate owned consisted of one residential property and one commercial property. We are actively pursuing the liquidation of the residential property. The commercial property was liquidated at its book value in April 2007.

Recent Accounting Standards to be Implemented in Future Periods

FASB issued Statement No. 157, Fair Value Measurements, in September 2006. This Statement provides guidance for using fair value to measure assets and liabilities and requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, and the effect of fair value measurements on earnings. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

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

The statement is effective for us beginning in 2008. Because this is a disclosure-based statement, it should have no impact on our financial position or results of operations; however, we may be required to provide additional disclosures in our financial statements relative to fair-value measurements.

FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, in February 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.

13.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.

The fair value option:

     1. may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method

     2. is irrevocable (unless a new election date occurs); and

     3. is applied only to entire instruments and not to portions of instruments.

This Statement is effective for us as of the beginning of 2008. Early adoption was permitted for this quarter; however, we elected not to adopt the standard early. This Statement permits application to eligible items existing at the effective date. Although we are still evaluating the possible impact of this Statement, we do not believe its adoption will be significant. We generally do not use fair value to measure our financial instruments, and do not believe, despite FASB's intention, it is the appropriate measurement for a going-concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period. This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. There have been no significant changes in market risk or interest rate gap from those disclosed in our 2006 Annual Report.

As you read in our annual report, we predicted market interest rates for 2007 to rise about 25 basis points from their year-end values on the short end of the treasury yield curve (under 3 years), falling 50 basis points by year end, and rise 50 basis points or more at the middle- and long-end of the curve. Since December 2006, rates across the yield curve have remained fairly steady. This has had a negative impact on our net interest margin, because there is no differential between the rates, therefore eliminating our opportunity to arbitrage interest rates. Since three quarters of our revenues are derived from net interest margin, unless these interest rates spread out and the long-term rates are higher than short-term rates, we will continue to experience further erosion of our net interest margin and our profitability.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2007, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

14.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for monthly period indicated in 2007, the total number of shares purchased and the average price paid per share by the Canandaigua National Corporation for treasury. These are considered affiliated purchasers of the Company under Item 703 of Regulation S-K. Purchase prices per share were determined based on the latest known open-market transaction.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

March 2007	2,236	$ 337.70	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 14, 2007, for the purposes of electing directors and to transact other business that came before the shareholders, which there was none. The following table presents the results of the election of directors:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes

	For	Withheld

Patricia A. Boland	318,335	14,856

Richard P. Miller, Jr.	330,018	3,173

Robert G. Sheridan	331,235	1,956

Alan J. Stone	331,235	1,956

Item 5. Other information - Common Stock Trade

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of known transactions, the high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. On March 15, 2007, in an open-market transaction, known to us, shares of the Company's common stock were traded at the following average price per share, including the highest accepted bid and the lowest accepted bid:

Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

964	$ 337.61	$ 360.00	$ 329.85

15.

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 4 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

16.

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 7, 2007	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

May 7, 2007	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer

17.