Form 10-Q
period 2007-06-30
CANANDAIGUA NATIONAL CORP
filed 2007-08-03
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

The number of shares outstanding of each of the issuer's classes of common stock was 476,571 shares of common stock, par value $20.00, outstanding at July 25, 2007.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2007 and December 31, 2006 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2007	2006

Assets
Cash and due from banks	$35,512	35,592
Interest-bearing deposits with other financial institutions	1,569	1,560
Federal funds sold	28,301	36,188
Securities:
- Available for sale, at fair value	109,664	113,098
- Held-to-maturity (fair value of $137,851 in 2007 and $137,692 in 2006)	139,265	138,029
Loans:
Commercial, financial and agricultural	192,287	188,518
Commercial mortgage	328,641	323,478
Residential mortgage - first lien	130,001	106,749
Residential mortgage - junior lien	69,276	67,871
Consumer-automobile indirect	128,134	136,040
Consumer-other	22,021	23,075
Other	162	187
Loans held for sale	3,125	3,466

Total gross loans	873,647	849,384
Plus: Net deferred loan costs	4,190	4,313
Less: Allowance for loan losses	(9,334)	(9,041)

Loans - net	868,503	844,656
Premises and equipment - net	14,220	14,325
Accrued interest receivable	6,515	6,658
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,894	1,697
Other assets	13,747	14,092

Total Assets	$1,219,190	1,205,895

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$162,716	159,500
Interest-bearing	111,003	110,507
Savings and money market	384,359	363,795
Time	432,725	425,546

Total deposits	1,090,803	1,059,348
Borrowings	793	824
Junior subordinated debentures	30,928	51,402
Accrued interest payable and other liabilities	9,949	10,762

Total Liabilities	1,132,473	1,122,336

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2007 and 2006	9,732	9,732
Additional paid-in capital	8,322	8,107
Retained earnings	73,408	70,184
Treasury stock, at cost (10,053 shares at June 30, 2007 and 10,024 at December 31, 2006)	(3,468)	(3,541)
Accumulated other comprehensive loss, net	(1,277)	(923)

Total Stockholders' Equity	86,717	83,559

Total Liabilities and Stockholders' Equity	$1,219,190	1,205,895

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2007 and 2006 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Interest income:
Loans, including fees	$15,592	13,678	$30,611	26,830
Securities	2,536	2,185	5,069	4,234
Federal funds sold and other	732	298	1,299	620

Total interest income	18,860	16,161	36,979	31,684

Interest expense:
Deposits	7,841	5,734	15,273	10,955
Borrowings	6	6	12	15
Junior subordinated debentures	1,034	606	2,084	1,053

Total interest expense	8,881	6,346	17,369	12,023

Net interest income	9,979	9,815	19,610	19,661
Provision for loan losses	555	355	915	851

Net interest income after provision for loan losses	9,424	9,460	18,695	18,810

Other income:
Service charges on deposit accounts	1,827	1,723	3,550	3,271
Trust and investment services income	1,364	1,073	2,598	2,192
Net gain on sale of mortgage loans	199	120	275	246
Mortgage servicing income, net	146	158	295	325
Loan-related fees	82	43	161	89
Loss on sale of securities, net	(1)	-	(1)	-
Other	213	145	319	405

Total other income	3,830	3,262	7,197	6,528

Operating expenses:
Salaries and employee benefits	5,114	4,827	10,286	9,833
Occupancy	1,630	1,707	3,256	3,370
Marketing and public relations	406	540	834	908
Office supplies, printing and postage	317	368	636	685
FDIC insurance	33	30	65	61
Other	1,631	1,538	3,157	2,971

Total operating expenses	9,131	9,010	18,234	17,828

Income before income taxes	4,123	3,712	7,658	7,510
Income taxes	1,113	1,020	2,067	2,065

Net income	$3,010	2,692	$5,591	5,445

Basic earnings per share	$6.31	5.62	$11.73	11.36

Diluted earnings per share	$6.19	5.49	$11.49	11.08

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the six-month periods ended June 30, 2007 and 2006 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Loss, net	Total

Balance at December 31, 2006	476,600	$9,732	8,107	70,184	(3,541)	(923)	83,559
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(232)		-	-	-	-	(354)	(354)
Net income		-	-	5,591	-	-	5,591

Total comprehensive income							5,237

Recognition of stock option
expense		-	45	-	-	-	45
Purchase of shares of
treasury stock	(2,476)	-	-	-	(835)	-	(835)
Sale of shares of
treasury stock	6	-	-	-	2	-	2
Exercise of stock options,
including tax benefit of $170	2,441	-	170	(508)	906	-	568
Cash dividend - $3.90 per share		-	-	(1,859)	-	-	(1,859)

Balance at June 30, 2007	476,571	$9,732	8,322	73,408	(3,468)	(1,277)	86,717

Balance at December 31, 2005	479,934	$9,732	7,856	62,117	(2,179)	(987)	76,539
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(640)		-	-	-	-	(958)	(958)
Net income		-	-	5,445	-	-	5,445

Total comprehensive income							4,487

Recognition of stock option
expense		-	46	-	-	-	46
Purchase of shares of
treasury stock	(5,034)	-	-	-	(1,773)	-	(1,773)
Sale of shares of
treasury stock	7	-	-	-	2	-	2
Exercise of stock options,
including tax benefit of $239	2,773	-	49	(155)	724	-	618
Cash dividend - $3.30 per share		-	-	(1,584)	-	-	(1,584)

Balance at June 30, 2006	477,680	$9,732	7,951	65,823	(3,226)	(1,945)	78,335

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2007 and 2006 (Unaudited) (dollars in thousands)

	2007	2006

Cash flow from operating activities:
Net income	$5,591	5,445
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,748	1,696
Provision for loan losses	915	851
Deferred income tax benefit	(295)	(507)
Loss on sale of securities, net	1	-
Loss (Income) from equity-method investments	58	(73)
Net gain on sale of mortgage loans	(275)	(246)
Originations of loans held for sale	(40,442)	(37,889)
Proceeds from sale of loans held for sale	41,058	38,254
Stock option expense	45	46
Decrease (increase) in other assets	337	(1,229)
(Increase) decrease in accrued interest payable and other liabilities	(278)	325

Net cash provided by operating activities	8,463	6,673

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from sales, maturities and calls	11,240	4,980
Purchases	(8,372)	(13,925)
Securities held to maturity:
Proceeds from maturities and calls	22,920	21,432
Purchases	(24,911)	(21,265)
Loan purchases, originations and principal collections -- net	(24,986)	(51,679)
Fixed asset purchases -- net	(1,033)	(716)
Purchase of FHLB and FRB stock	(198)	(708)
Investment in equity-method investments	(45)	(95)
Proceeds from sale of other real estate	283	-

Net cash used in investing activities	(25,102)	(61,976)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	7,179	13,650
Net increase (decrease) in time deposits	24,276	(2,030)
Overnight borrowings, net	-	3,200
Principal repayments on borrowings	(31)	(28)
(Repayment of) proceeds from issuance of junior subordinated debentures	(20,619)	30,000
Proceeds from sale of treasury stock	2	2
Payments to acquire treasury stock	(835)	(1,773)
Proceeds from issuance of treasury stock under stock option plan	398	379
Tax benefit from stock option exercise	170	239
Dividends paid	(1,859)	(1,584)

Net cash provided by financing activities	8,681	42,055

Net decrease in cash and cash equivalents	(7,958)	(13,248)
Cash and cash equivalents - beginning of period	73,340	50,844

Cash and cash equivalents - end of period	$65,382	37,596

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,239	11,431

Income taxes	$1,962	2,187

Additions to other real estate acquired through foreclosure	$117	-

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2006, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Management has prepared the financial information included herein without audit by independent certified public accountants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Dividend

On July 10, 2007, the Board of Directors declared a semi-annual $4.10 per share dividend on common stock to shareholders of record of July 20, 2007, which was paid on August 1, 2007. This is in addition to the semi-annual $3.90 per share dividend on common stock declared in January 2007 and paid in February 2007. The total dividend per share paid to date in 2007 was $8.00 and in 2006 was $7.00.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2007, and 2006 follow (dollars in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Basic Earnings Per Share:
Net income applicable to common shareholders	$3,010	2,692	5,591	5,445
Weighted average common shares outstanding	476,790	478,940	476,731	479,443

Basic earnings per share	$6.31	5.62	11.73	11.36

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,010	2,692	5,591	5,445
Weighted average common shares outstanding	476,790	478,940	476,731	479,443
Effect of assumed exercise of stock options	9,733	11,423	9,756	11,818

Total	486,523	490,363	486,487	491,261

Diluted earnings per share	$6.19	5.49	11.49	11.08

(4) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements. The interim period reportable segment information for the three- and six-month periods ended June 30, 2007, and 2006 follows. (dollars in thousands):

Three months ended June 30,	2007		2006

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$13,607	202	12,917	160
Intersegment	(301)	301	(261)	261

Total segment revenues	$13,306	503	12,656	421

Three months ended June 30, (continued)	2007		2006

	Bank	CNBM	Bank	CNBM

Net income:
Bank	$3,061		2,785
CNBM	116		74

Total segment net income	3,177		2,859
Eliminations	(167)		(167)

Total net income	$3,010		2,692

Six months ended June 30,	2007		2006

	Bank	CNBM	Bank	CNBM

Revenues (net interest income and non-interest income):
From external customers	$26,474	333	25,845	344
Intersegment	(509)	509	(406)	406

Total segment revenues	$25,965	842	25,439	750

Net income:
Bank	$5,779		5,601
CNBM	123		87

Total segment net income	5,902		5,688
Eliminations	(311)		(243)

Total net income	$5,591		5,445

(5) Mortgage Servicing Assets

We adopted Financial Accounting Standards Board (FASB) Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No.156) on January 1, 2007. Adoption of the statement had no material impact on our financial condition or operating results. SFAS No. 156 requires additional interim disclosures, which follow.

Gross servicing fees earned by the Company for the six-month periods ended June 30, 2007 and 2006, respectively, amounted to $473,000 and $497,000 at June 30, 2007, and 2006, respectively, and are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the six-month period ended June 30, 2007 as well as the estimate fair value of the assets at the beginning and ending of the period (in thousands).

		Estimated
	Book Value	Fair Value

Balance at January 1, 2007	$1,331	$2,540

Originations	39
Amortization	(178)

Balance at June 30, 2007	$1,192	$2,600

The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there are a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at June 30, 2007, and the sensitivity of such value to changes in those assumptions are summarized in the 2006 Annual Report and are substantially the same.

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

Recent Events

Although we included a discussion of subprime lending in our March 31, 2007 report, we believe it important to repeat in this report: Much has been written in the press about so-called subprime mortgages. While there is no industry-standard definition, these are generally home mortgages made to borrowers who do not qualify for market interest rates because of problems with their credit history, and, therefore, their credit risk (or ability to repay) is higher than most borrowers. Subprime lending is typically defined by the status of the borrower. A subprime loan is a loan made to someone who could not qualify for a more favorable rate. Subprime borrowers typically have low credit scores and histories of payment delinquencies, charge-offs, or bankruptcies. Because subprime borrowers are considered at higher risk to default, subprime loans typically have less favorable terms than their traditional counterparts. These terms may include higher interest rates, regular fees, or an up-front charge.

Many financial services organizations across the country have announced losses, additions to their loan loss provision, and other contingent liabilities arising from originating, selling, servicing and/or owning these mortgages. We do not, as a practice, originate these loans. Nor do we invest in these loans either directly or through mortgage-backed securities. Accordingly, we do not have the exposure to losses as do banks that originate subprime mortgages.

In June 2007, as planned, we repaid $20.6 million of junior subordinated debentures. In this same month our Board of Directors authorized the issuance of up to an additional $30 million of new junior subordinated debentures on terms similar to the previous issuances. We will likely issue $20 million at a fixed rate for five years, floating thereafter for twenty-five years. The proceeds of the debentures will be used for a number of corporate purposes and specifically: To provide additional capital in support of the Company and The Canandaigua National Bank and Trust's (Bank's) successful and profitable growth. This may include using the proceeds to (a) downstream to the Bank to provide capital supporting growth, (b) fund possible asset or bank acquisitions; (c) fund the purchase of Company shares for treasury; or (d) provide funds for other banking-related activities.

During this quarter, we executed a lease for our next banking office in Henrietta, New York. This will be a full service banking office, which we hope to open in 2008.

Financial Overview

We are pleased to report net income of $3.0 million for the quarter ended June 30, 2007, an increase of 11.8% over the same period in 2006. Diluted earnings per share was $6.19 and $5.49 for the three-month periods ended June 30, 2007 and 2006, respectively. Earnings were positively impacted by a $0.7 million growth in total revenues (net interest income plus non-interest income), while operating expenses increased only $0.1 million. Offsetting these positives was a $0.2 million increase in the provision for loan loss, due to loan portfolio growth and a higher level of net charge-offs than in 2006. On balance sheet growth for the quarter was mixed: gross loans increased 2.2% and deposits fell 0.9%. Off-balance sheet growth for the quarter was strong as the market value of assets under management grew 6.6%.

For the six month period ended June 30, 2007, net income grew 2.7% to $5.6 million compared to $5.4 million for the six months ended June 30, 2006. Diluted earnings per share was $11.49 and $11.08 for the same six-month periods. Since the end of the year, total assets grew 1.1% with both loans and deposits up about 3%. Off-balance sheet, the market value of assets under management grew 8.2%.

Financial Condition (three months ended June 30, 2007)

At June 30, 2007, total assets were $1,219.2 million, down $26.7 million or 2.1% from $1,245.9 million at March 31, 2007. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) declined $41.1 million to $65.4 million, mostly as a result of seasonal outflows of municipal deposits and our repayment of $20.6 million in junior subordinated debentures.

We decreased the securities portfolios $4.1 million in total to provide additional liquidity for the seasonal municipal deposit outflows and the junior subordinated debenture repayment discussed above. For the coming quarter, we expect to purchase securities to support municipal deposit collateralization and as alternatives to originating loans or selling federal funds. During the quarter, the market value of the securities portfolio declined due to an increase in long-term interest rates. Changes in long-term rates tend to impact our securities portfolio more than changes in short-term rates, because of the longer maturity of our portfolio. We have both the intent and ability to hold these securities until their market value recovers to their carrying value. We have evaluated securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

Net loans increased $19.0 million to $868.5 million. Included in this increase is approximately $0.4 million in CRA-qualified residential, first mortgages purchased from third parties. The commercial portfolio increased $4.9 million on modest originations offset by several large payoffs during the quarter. The residential loan portfolios grew $17.1 million, inclusive of the $0.4 million of purchased loans. Our residential first-mortgage products introduced in early 2006 continue to be a popular and cost-effective mortgage for borrowers. The consumer loan portfolios declined $2.6 million for the quarter particularly due to continued runoff in the indirect automobile loan portfolio. Fewer loans were originated than in prior periods in connection with our decision to continue increasing interest rates on the product to improve the portfolio's net yield. For the remainder of 2007, we expect total loans to continue increasing with most of the growth in the commercial and residential mortgage portfolios.

Total deposits at June 30, 2007, were $1,090.8 million and were down $9.7 million from March 31, 2007. We experienced growth ($22.3 million) in the consumer and commercial categories, and experienced a seasonal outflow ($32.0 million) of municipal deposits. The municipal deposit outflow is a typical seasonal trend. For the same quarter on 2006, these deposits declined $22.1 million. As for deposit types, most of the quarter's decline occurred in time deposits, where the bulk of municipal deposits are maintained. For the remainder of the year, we expect a moderate increase in all types of deposits and the consumer and commercial categories. We anticipate municipal (time) deposits to increase more substantially as a result of seasonal inflows.

There was no change in borrowings other than scheduled principal reductions. However, as planned, we repaid $20.6 million of junior subordinated debentures. For the remainder of the year, we expect only planned principal reduction in borrowings, but we expect an approximate $20.6 million increase in junior subordinated debentures.

Results of Operations (three months ended June 30, 2007)

Net interest income increased $0.2 million or 1.7% for the quarter over the same quarter in 2006, reflecting the positive impact of the balance sheet's year-over-year growth, offset by higher interest costs. The interest rate environment remains difficult with short-term and long-term rates near each other, making it difficult to earn spreads we have been accustomed to. Compared to the same quarter in 2006, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.4 million positive impact on net interest income, while the decrease in spread had $0.2 million negative impact. Though year-over-year interest rate spread and net interest margin have continued to decline, in a positive turn for the quarter, the interest rate spread and net interest margin are 2 and 4 basis points higher than the March 31, 2007, quarter, representing the first quarterly improvement since June 2005. Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2007 and 2006 follows (dollars in thousands).

		2007			2006

			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,167,788	19,537	6.69%	1,032,410	16,762	6.49%

Total interest-bearing
liabilities	$987,560	8,881	3.60%	864,121	6,346	2.94%

Interest rate spread			3.09%			3.55%

Net interest margin		$10,656	3.65%		10,416	4.04%

As we discussed in prior reports, most of the funds raised from our $30.9 million junior subordinated debenture offering in June 2006 were invested in short-term securities. Because we invested in short-term securities, the interest income from these securities was less than the interest expense on the debentures. Coupled with the accelerated amortization of deferred debt issuance costs from the 2002 debentures, net interest income was negatively impacted $0.2 in the second quarter of 2007, but will be positively impacted $0.1 million in subsequent quarters, due to a lower overall interest rate on the remaining debentures.

Other income for the quarter ended June 30, 2007, increased 17.4% to $3.8 million from $3.3 million in 2006, driven mainly by an increase in service charges on deposit accounts and trust and investment services income. Service charges on deposit accounts increased 6.0% on growth in electronic banking services, mostly debit card transactions and an increase in accounts incurring service fees. Trust and investment services income increased 27.1% from 2006 on strong growth in assets under management. For the quarter ended June 30, 2007, the market value of assets under management increased 26.3% over the same quarter last year, and the book value, the measure of customer growth, improved 20.5% for the same period. About one-third of this growth came from our acquisition of trust relationships in 2006. Total mortgage originations increased 7.9% in 2007, and the net gain on the sale of mortgage loans increased from 2006, caused by an increase in the volume of loans sold to third parties and a decrease in the percentage of loans retained in portfolio. (See table below). All other sources of income increased modestly, mostly from higher income from minority-owned investments.

CNB Mortgage Closed Loans by Type For the three-month periods ended June 30, (dollars in thousands)

	2007	2006

Purchase money mortgages	$25,692	27,236
Refinance mortgages	8,705	4,623

Total mortgage originations	$34,397	31,859

Percentage of loans retained in portfolio	34.5%	37.8%

Operating expenses increased slightly (1.3% or $0.1 million) for the quarter ended June 30, 2007, over the same three-month period in 2006. Most of the increase came in salary and employee benefits. These were higher due to a higher headcount, incumbent salary increases averaging 3.2%, and higher benefit costs. All other operating costs fell, driven by lower occupancy, marketing and supplies costs, somewhat offset by increase in various other expenses. We expect growth in operating expenses to be in the 3% range for the remainder of the year.

The quarterly effective tax rate was 27.0% in 2007 and 27.5% in 2006. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Conditions and Results of Operations (six months ended June 30, 2007)

At June 30, 2007, total assets of the Company were up $13.3 million or 1.1% from December 31, 2006. Cash and securities (cash, balances, federal funds sold, and securities) decreased as a result of security sales and repayment of junior subordinated debentures. Loans grew $24.1 million or 2.8%, principally in the commercial and residential portfolios. Consumer loans, impacted by lower originations of indirect automobile loans, declined. Total deposits at June 30, 2007, were up 3.0% with growth in consumer and commercial deposits offset by seasonal municipal deposit outflows.

Net interest income declined 0.3% for the six-month period in 2007 from the same period in 2006. The decrease in net interest spread, caused by rates on interest-bearing liabilities rising faster than yields on interest-earning assets, was more than offset by the growth in the average balance of these liabilities and assets; however, in 2006 we recovered approximately $0.3 million in interest from a loan relationship formerly on non-accrual. Such a recovery did not recur in 2007. Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2007 and 2006 follows.

		2007			2006

			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,152,633	38,298	6.65%	1,020,413	32,891	6.45%

Total interest-bearing
liabilities	$975,428	17,369	3.56%	853,880	12,023	2.82%

Interest rate spread			3.09%			3.63%

Net interest margin		$20,929	3.63%		$20,868	4.09%

Other income for the six months ended June 30, 2007, increased 10.2% to $7.2 million from $6.5 million in 2006. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and increases in our non-account maintenance service fees. Trust and investment services income grew 18.5% on an 8.2% increase in the market value of assets under management. For the six-month period ended June 30, 2007, the book value of assets under management, our measure of customer growth, also increased 8.2% or $74.0 million.

For the six month period ended June 30, 2007, we experienced a 7.9% increase in mortgage originations over the same period in 2006. Despite this increase, the net gain on the sale of mortgage loans remained the same in 2007 compared to 2006 with little change in the percentage of loans sold to third parties. The converse is the volume of loans originated and retained in portfolio to support future interest income growth. For the six month periods, these retained portfolio loans accounted for 33.8% of originations in 2007 versus 33.1% of originations in 2006.

CNB Mortgage Closed Loans by Type
For the six-month periods ended June 30,
(dollars in thousands).

	2007	2006

Purchase money mortgages	$39,517	45,167
Refinance mortgages	21,572	11,437

Total mortgage originations	$61,089	56,604

Percentage of loans retained in portfolio	33.8%	33.1%

Operating expenses increased 2.3% or $0.4 million for the six months ended June 30, 2007, over the same period in 2006. Most of the increase came in salary and employee benefits. Salaries and employee benefits were higher due to a higher headcount, salary increases and higher benefit costs.

The Company's effective tax rate for the year to date in 2007 decreased to 27.0% from 27.5% in 2006. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2006, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the six months ended June 30, 2007, cash flows from all activities used $8.0 million in net cash and cash equivalents versus using $13.2 million for the same period in 2006. In 2007, cash and equivalents were used for investing purposed to fund loan originations and securities purchases, as well as retiring $20.6 million in debentures. In 2006, cash and equivalents were also used for investing purposes to fund loan originations and securities purchases; however the net volume of loan originations was substantially higher in 2006 (about double) than 2007.

Net cash provided by operating activities was $8.5 million in 2007 versus $6.7 million in 2006. Both the largest source and use of operating cash in 2007 and 2006 were loans held for sale. Activity in both years was similar. Excluding the effects of loans held for sale, operating activities provided $8.4 million of cash for each of the six-month period in 2007 and $6.6 million in 2006.

For the first half of 2007, investing activities used $25.1 million in cash and equivalents while using $62.0 million in 2006. The largest uses in both years were net loan originations and purchases, followed by securities purchases.

Cash provided by financing activities was $8.7 million in 2007 versus $42.1 million in 2006. The main contributor in both years was deposit activity, which was higher in 2007 than in 2006. However, in 2006, we also raised $30.0 million in cash from a junior subordinated debenture offering, while in 2007, we retired $20.6 million of another debenture.

For the remainder of 2007, cash for growth is expected to come primarily from operating activities and customer deposits. Customer deposit growth is mainly expected to come from Monroe County sources. As noted above, we also expect to raise $20.0 million in cash from a third junior subordinated debenture offering.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2006.

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2007, the Company and Bank are categorized as "well-capitalized." This is unchanged from December 31, 2006, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Non-Performing Assets
Allowance for Loan Losses
Changes in the allowance for loan losses for the six-month periods ended June 30, 2007, and 2006 follow (dollars in thousands):

	June 30,

	2007	2006

Balance at beginning of period	$9,041	7,986
Provision for loan losses	915	851
Loans charged off	(949)	(672)
Recoveries on loans previously charged off	327	423

Balance at end of period	$9,334	8,588

Allowance as a percentage of total period end loans	1.07%	1.03%

Allowance as a percentage of non-performing loans	142.4%	119.8%

The provision for loan losses for the six-month period ended June 30, 2007, was slightly higher than the same period in 2006. It increased from 2006 due to overall loan growth and an increase in net charge-offs. The balance in the allowance, funded by the provision for loan losses, has increased in connection with growth in the total loan portfolio from 2007. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors. Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2007, is adequate at $9.3 million.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2007, and 2006 and twelve months ended December 31, 2006, follows (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2007	2006	2006

Recorded investment at period end	$6,469	6,445	6,919
Impaired loans as percent of total loans	0.74%	0.76%	0.84%
Impaired loans with related allowance	$764	194	679
Related allowance	$421	194	584
Average investment during period	$6,492	6,713	6,851

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

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006

Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$5	262	90
Real estate-commercial	-	147	-
Real estate-residential	-	34	50
Consumer and other	81	218	65

Total past due 90 days or more and accruing	86	661	205

Loans in non-accrual status:
Commercial, financial & agricultural	535	1,208	1,565
Real estate-commercial	5,401	4,394	4,856
Real estate-residential	503	813	468
Consumer and other	30	30	30

Total non-accrual loans	6,469	6,445	6,919

Total non-performing loans	6,555	7,106	7,124

Other real estate owned
Commercial	117	251	277
Residential	-	41	97

Total other real estate owned	117	292	374

Total non-performing assets	$6,672	7,398	7,498

Non-performing loans to total period-end loans	0.75%	0.84%	0.86%

Non-performing assets to total period-end
loans and other real estate	0.76%	0.87%	0.91%

There were no troubled debt restructurings.

Total non-performing loans decreased $0.5 million to $6.6 million at June 30, 2007, from $7.1 million at December 31, 2006 and June 30, 2006, and was due to the factors discussed in "Impaired Loans" above.

At June 30, 2007, other real estate owned consisted of one commercial property. We are actively pursuing its liquidation.

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

The statement is effective for us beginning in 2008. Because this is a disclosure-based statement, it should have no impact on our financial position or material impact on our results of operations; however, we may be required to provide additional disclosures in our financial statements relative to fair-value measurements and incur additional expenditures to obtain fair market valuations for assets we have no intention of liquidating.

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

The fair value option:

  may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method is irrevocable (unless a new election date occurs); and
  is applied only to entire instruments and not to portions of instruments.

This Statement is effective for us as of the beginning of 2008. Early adoption was permitted in the first quarter of 2007; however, we elected not to adopt the standard early. This Statement permits application to eligible items existing at the effective date. Although we are still evaluating the possible impact of this Statement, we do not believe its adoption will be significant. We generally do not use fair value to measure our financial instruments, and do not believe, despite FASB's intention, it is the appropriate measurement for a going-concern.

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

As you read in our annual report, we predicted market interest rates for 2007 to fluctuate: On the short end of the treasury yield curve (under 3 years) they would rise about 25 basis points from their year-end 2006 values in the middle of the year, then falling 50 basis points by year end. At the middle- and long-end of the curve rates would rise 50 basis points or more throughout the year. Overall the beginning of the year's flat yield curve would lead to a positively sloped yield curve by year's end. Since December 2006, the short end of the yield curve has fallen slightly (approximately 15 basis points), while the long end of the curve has risen (approximately 25 basis points). This has put a small upward slope to the curve, with the 2-year constant maturity treasury (CMT)/10-year CMT difference at 16 basis points compared to its historical spread of 75 to 100 basis points. Because there still remains very little spread between these rates, we have had little opportunity to arbitrage newly originated interest-earning products (loans and investments) and interest-bearing products (deposits and borrowings) on our balance sheet, This continues to negatively impact our net interest margin. Since three quarters of our revenues are derived from net interest margin, unless these interest rates spread out and the long-term rates are higher than short-term rates, we will continue to experience further erosion of our net interest margin and our balance sheet's profitability.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2007, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

March 2007	2,236	$ 337.70	Treasury
June 2007	240	$ 333.80	Treasury
June 2007	6	$ 333.80	Arthur S. Hamlin Award

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information - Common Stock Trade

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of known transactions, the high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table presents relevant information with respect to open-market transaction, known to us, wherein shares of the Company's common stock were traded:

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 15, 2007	964	$ 337.61	$ 360.00	$ 329.85
June 14, 2007	945	$ 333.80	$ 365.00	$ 325.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 4 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 3, 2007	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

August 3, 2007	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer