Form 10-Q
period 2007-09-30
CANANDAIGUA NATIONAL CORP
filed 2007-11-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
OR
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number: 2-94863

CANANDAIGUA NATIONAL CORPORATION (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-1234823 (IRS Employer Identification Number)

72 South Main Street Canandaigua, New York (Address of principal executive offices)	14424 (Zip code)

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

Yes [Ö]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]                      Accelerated filer [Ö]                       Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

The number of shares outstanding of each of the issuer's classes of common stock was 475,581 shares of common stock, par value $20.00, outstanding at October 25, 2007.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2007 and December 31, 2006 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$38,682	35,592
Interest-bearing deposits with other financial institutions	11,757	1,560
Federal funds sold	13,150	36,188
Securities:
- Available for sale, at fair value	112,879	113,098
- Held-to-maturity (fair value of $148,961 in 2007 and $137,692 in 2006)	148,817	138,029
Loans:
Commercial, financial and agricultural	190,043	188,518
Commercial mortgage	334,882	323,478
Residential mortgage - first lien	147,397	106,749
Residential mortgage - junior lien	68,742	67,871
Consumer-automobile indirect	124,303	136,040
Consumer-other	22,661	23,075
Other	529	187
Loans held for sale	2,372	3,466
Total gross loans	890,929	849,384
Plus: Net deferred loan costs	4,195	4,313
Less: Allowance for loan losses	(9,440)	(9,041)
Loans - net	885,684	844,656
Premises and equipment - net	14,124	14,325
Accrued interest receivable	7,521	6,658
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,894	1,697
Other assets	13,967	14,092
Total Assets	$1,248,475	1,205,895

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$158,019	159,500
Interest-bearing	105,700	110,507
Savings and money market	388,740	363,795
Time	446,208	425,546
Total deposits	1,098,667	1,059,348
Borrowings	778	824
Junior subordinated debentures	51,547	51,402
Accrued interest payable and other liabilities	8,813	10,762
Total Liabilities	1,159,805	1,122,336

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2007 and 2006	9,732	9,732
Additional paid-in capital	8,392	8,107
Retained earnings	74,655	70,184
Treasury stock, at cost (11,043 shares at September 30, 2007
and 10,024 at December 31, 2006)	(3,774)	(3,541)
Accumulated other comprehensive loss, net	(335)	(923)
Total Stockholders' Equity	88,670	83,559
Total Liabilities and Stockholders' Equity	$1,248,475	1,205,895

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2007 and 2006 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
Interest income:
Loans, including fees	$16,193	14,774	$46,804	41,604
Securities	2,529	2,348	7,598	6,582
Federal funds sold and other	264	279	1,563	899
Total interest income	18,986	17,401	55,965	49,085
Interest expense:
Deposits	7,779	6,310	23,052	17,265
Borrowings	6	7	18	22
Junior subordinated debentures	578	1,071	2,662	2,124
Total interest expense	8,363	7,388	25,732	19,411
Net interest income	10,623	10,013	30,233	29,674
Provision for loan losses	870	615	1,785	1,466
Net interest income after provision for loan losses	9,753	9,398	28,448	28,208

Other income:
Service charges on deposit accounts	1,915	1,764	5,465	5,035
Trust and investment services income	1,353	1,124	3,951	3,316
Net gain on sale of mortgage loans	152	125	427	371
Mortgage servicing income, net	151	152	446	477
Loan-related fees	156	116	317	205
Loss on sale of securities, net	-	-	(1)	-
Other	433	176	752	581
Total other income	4,160	3,457	11,357	9,985

Operating expenses:
Salaries and employee benefits	5,367	4,753	15,653	14,586
Occupancy	1,659	1,635	4,915	5,005
Marketing and public relations	490	537	1,324	1,445
Office supplies, printing and postage	326	321	962	1,006
FDIC insurance	32	21	97	82
Other	1,495	1,509	4,652	4,480
Total operating expenses	9,369	8,776	27,603	26,604

Income before income taxes	4,544	4,079	12,202	11,589
Income taxes	1,203	1,122	3,270	3,187
Net income	$3,341	2,957	$8,932	8,402

Basic earnings per share	$7.01	6.19	$18.74	17.55
Diluted earnings per share	$6.88	6.05	$18.37	17.13

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-month periods ended September 30, 2007 and 2006 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Loss, net	Total
Balance at December 31, 2006	476,600	$9,732	8,107	70,184	(3,541)	(923)	83,559
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $383		-	-	-	-	588	588
Net income		-	-	8,932	-	-	8,932
Total comprehensive income							9,520
Recognition of stock option
expense		-	68	-	-	-	68
Purchase of treasury stock	(4,643)				(1,555)	-	(1,555)
Sale of treasury stock	6	-	-	-	2	-	2
Exercise of stock options,
including tax benefit of $217	3,618	-	217	(648)	1,320	-	889
Cash dividend - $8.00 per share		-	-	(3,813)	-	-	(3,813)
Balance at September 30, 2007	475,581	$9,732	8,392	74,655	(3,774)	(335)	88,670

Balance at December 31, 2005	479,934	$9,732	7,856	62,117	(2,179)	(987)	76,539
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $(24)		-	-	-	-	(31)	(31)
Net income		-	-	8,402	-	-	8,402
Total comprehensive income							8,371
Recognition of stock option
expense		-	69	-	-	-	69
Purchase of treasury stock	(6,409)	-	-	-	(2,240)	-	(2,240)
Sale of treasury stock	7	-	-	-	2	-	2
Exercise of stock options,
including tax benefit of $311	3,808	-	122	(372)	1,104	-	854
Cash dividend - $7.00 per share		-	-	(3,351)	-	-	(3,351)
Balance at September 30, 2006	477,340	$9,732	8,047	66,796	(3,313)	(1,018)	80,244

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2007 and 2006 (Unaudited) (dollars in thousands)

	2007	2006

Cash flow from operating activities:
Net income	$8,932	8,402
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,598	2,538
Provision for loan losses	1,785	1,466
Deferred income tax benefit	(376)	(733)
Loss on sale of securities, net	1	-
Loss (Income) from equity-method investments, net	14	(85)
Net gain on sale of mortgage loans	(427)	(371)
Originations of loans held for sale	(59,872)	(50,814)
Proceeds from sale of loans held for sale	61,393	51,167
Stock option expense	68	69
Increase in other assets	(1,096)	(2,949)
Decrease (increase) in accrued interest payable and other liabilities	(414)	1,315
Net cash provided by operating activities	12,606	10,005

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from sales, maturities and calls	16,653	4,980
Purchases	(15,438)	(24,261)
Securities held to maturity:
Proceeds from maturities and calls	30,400	26,992
Purchases	(43,083)	(31,942)
Loan purchases, originations and principal collections -- net	(44,210)	(65,248)
Fixed asset purchases – net	(1,513)	(1,376)
Purchase of FHLB and FRB stock	(198)	(726)
Proceeds from call of FHLB stock	-	612
Investment in equity-method investments	(47)	(134)
Acquisition of customer relationships	-	(1,258)
Proceeds from sale of other real estate	283	-
Net cash used in investing activities	(57,153)	(92,361)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	18,657	19,326
Net increase in time deposits	20,662	66,548
Principal repayments on borrowings	(46)	(46)
Repayment of junior subordinated debentures	(20,619)	-
Proceeds from issuance of junior subordinated debentures	20,619	30,928
Proceeds from sale of treasury stock	2	2
Payments to acquire treasury stock	(1,555)	(2,240)
Proceeds from issuance of treasury stock under stock option plan	672	543
Tax benefit from stock option exercise	217	311
Dividends paid	(3,813)	(3,351)
Net cash provided by financing activities	34,796	112,021

Net (decrease) increase in cash and cash equivalents	(9,751)	29,665
Cash and cash equivalents - beginning of period	73,340	50,844
Cash and cash equivalents - end of period	$63,589	80,509

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,590	18,738
Income taxes	$3,624	3,241
Additions to other real estate acquired through foreclosure	$303	312

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2006, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2007, and 2006 follow (dollars in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,341	2,957	8,932	8,402
Weighted average common shares outstanding	476,302	477,499	476,586	478,788
Basic earnings per share	$7.01	6.19	18.74	17.55

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,341	2,957	8,932	8,402
Weighted average common shares outstanding	476,302	477,499	476,586	478,788
Effect of assumed exercise of stock options	9,301	11,580	9,603	11,683
Total	485,603	489,079	486,189	490,471
Diluted earnings per share	$6.88	6.05	18.37	17.13

(4) Segment Information

The Company is organized into two reportable segments: (a) the Company and its banking subsidiaries (Bank), and (b) CNB Mortgage Company (CNBM). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and nine-month periods ended September 30, 2007, and 2006 follows. (dollars in thousands):

Three months ended September 30,	2007		2006
	Bank	CNBM	Bank	CNBM
Revenues (net interest income and non-interest income):
From external customers	$15,064	202	13,569	152
Intersegment	(355)	355	(251)	251
Total segment revenues	$14,709	557	13,318	403

(4) Segment Information (continued)

Three months ended September 30, (continued)	2007		2006
	Bank	CNBM	Bank	CNBM
Net income:
Bank	$3,411		3,056
CNBM	141		46
Total segment net income	3,552		3,102
Eliminations	(211)		(145)
Total net income	$3,341		2,957

Nine months ended September 30,	2007		2006
	Bank	CNBM	Bank	CNBM
Revenues (net interest income and non-interest income):
From external customers	$42,047	535	39,820	496
Intersegment	(864)	864	(657)	657
Total segment revenues	$41,183	1,399	39,163	1,153

Net income:
Bank	$9,190		8,657
CNBM	264		133
Total segment net income	9,454		8,790
Eliminations	(522)		(388)
Total net income	$8,932		8,402

(5) Mortgage Servicing Assets

We adopted Financial Accounting Standards Board (FASB) Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 (SFAS No.156) on January 1, 2007.  Adoption of the statement had no material impact on our financial condition or operating results.  SFAS No. 156 requires additional interim disclosures, which follow.

Gross servicing fees earned by the Company for the nine-month periods ended September 30, 2007 and 2006, respectively, amounted to $714,000 and $736,000 at September 30, 2007, and 2006, respectively, and are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the nine-month period ended September 30, 2007 as well as the estimate fair value of the assets at the beginning and ending of the period (in thousands).

		Estimated
	Book Value	Fair Value

Balance at January 1, 2007	$1,331	$2,540
Originations	76
Amortization	(269)
Balance at September 30, 2007	$1,138	$2,420

The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there is a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at September 30, 2007, and the sensitivity of such value to changes in those assumptions are summarized in the 2006 Annual Report and are substantially the same as those use in the current period end.

(6) Junior Subordinated Debentures

In September 2007, the Company issued $20.6 million of junior subordinated deferrable interest debentures. The interest rate is fixed for the first five years at 6.32% per annum, floating thereafter for twenty-five years at LIBOR plus 1.44% per annum, adjustable quarterly.  Interest is payable quarterly. The debentures' final maturity is December 2037, and is callable, in whole or in part, at par after five years at the Company's option, and subject to Federal Reserve Bank of New York approval. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. The debentures are considered Tier II capital of the Company for regulatory purposes.  The proceeds will be used for general corporate purposes.

In June 2007 we repaid the $20.6 million junior subordinated debenture issued in 2002.

(7) Income taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any significant unrecognized tax benefits, and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

We file income tax returns in the U.S. federal jurisdiction and New York State. We are no longer subject to U.S. federal or state tax examinations for years before 2003. We do not believe there will be any material changes in our tax positions over the next 12 months.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter for unrecognized tax benefits. Our effective tax rate differs from the federal statutory rate primarily due to non-taxable income and non-deductible expenses, which are more fully described in our 2006 Annual Report.

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

Recent Events

On August 27, 2007, we announced the Company entered into a definitive agreement to acquire Genesee Valley Trust Company (GVT).  GVT, headquartered in Pittsford, New York, is a trust company which provides money management, retirement services, and estate and financial planning services to local families, individuals, businesses and non-profit organizations.  Under the terms of the agreement, CNC will acquire all of the outstanding shares of GVT capital stock for cash.  The transaction is structured with a portion of the purchase price payable at closing, with additional minimum and contingent amounts payable depending on certain operating results of GVT during the three years after closing.  GVT will retain its name and operate as a wholly owned subsidiary of CNC.  It is currently anticipated that the acquisition, which is subject to regulatory approval and other customary conditions to closing, will be completed near year-end.

In September 2007, as authorized by the Board of Directors, we issued $20.6 million of new junior subordinated debentures on terms similar to the previous issuances, except that the interest rate is fixed for five years at 6.32% per annum.  The proceeds of the debentures will be used to fund the GVT acquisition and for general corporate purposes.

In October 2007, we completed renovations to our temporary banking office in Henrietta, New York.  This site will be used until the completion of our permanent site, which we expect to occupy in 2008.  In addition, we executed a lease for an office to be constructed on Alexander Street in Rochester, NY.  Construction of both permanent offices is not expected to commence until 2008.

Our plan to complete a sale-leaseback of six banking offices was delayed as a result of the initial bidder being unable to obtain funds to complete the purchase.  We continue our negotiations with other bidders with an expected closing in the first quarter of 2008.

Financial Overview

We are pleased to report net income of $3.3 million for the quarter ended September 30, 2007, an increase of 13.0% over the same period in 2006, despite a an increase in the provision for loan losses.  Diluted earnings per share was $6.88 and $6.05 for the three-month periods ended September 30, 2007 and 2006, respectively.  Earnings were positively impacted by a $1.4 million growth in total revenues (net interest income plus non-interest income), while operating expenses increased only $0.7 million.  Offsetting these positives was a $0.3 million increase in the provision for loan loss, due to loan portfolio growth and a higher level of net charge-offs than in 2006. On-balance sheet growth for the quarter was positive: gross loans increased 2.0% and deposits grew 0.7%. Off-balance sheet growth for the quarter was also positive as the market value of assets under management grew 3.1%.

For the nine month period ended September 30, 2007, net income grew 6.3% to $8.9 million compared to $8.4 million for the nine months ended September 30, 2006. Diluted earnings per share was $18.37 and $17.13 for the same periods.  Since the end of the year, total assets grew 3.5% with loans up about 5% and deposits up about 4%.  Off-balance sheet, the market value of assets under management grew 11.5%.

Financial Condition (three months ended September 30, 2007)

At September 30, 2007, total assets were $1,248.5 million, up $29.3 million or 2.4% from $1,219.2 million at June 30, 2007. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) declined $1.8 million to $63.6 million, mostly as a result of seasonal outflows of municipal deposits.

Substantially all of our securities portfolio fall in three categories: U.S Treasuries, U.S. government sponsored entities, and municipal obligations. We do not have investments in mortgage-related securities or their derivatives, which are those having come under significant downward pricing pressure in the third quarter as a result of the subprime mortgage troubles.  Partly as a result of these troubles and the market’s flight to safety, long-term treasury rates fell in the quarter.  This had a positive impact on the market value of our securities portfolio. Changes in long-term treasury rates tend to impact our securities portfolio more than changes in short-term rates, because of the longer maturity of our portfolio. At September 30, 2007 the market value of the securities portfolios was less than 1% below their carrying value. We have both the intent and ability to hold these securities until their market value recovers to their carrying value. We have evaluated securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

We grew the securities portfolios $12.8 million in total, funded by liquidity on hand and the proceeds the junior subordinated debentures. For the remainder of the year, we expect to continue to purchase securities to support municipal deposit collateralization and as alternatives to originating loans or selling federal funds.

Net loans increased $17.2 million to $885.7 million. The commercial portfolio increased $4.0 million on strong originations offset by payoffs and line paydowns during the quarter.  The residential loan portfolios grew $16.9 million.  Many of our residential first-mortgage products introduced in early 2006 continue to be a popular and cost-effective mortgage for borrowers. The consumer loan portfolios declined $3.2 million for the quarter particularly due to continued runoff in the indirect automobile loan portfolio.  Fewer loans were originated than in prior periods in connection with our decision to improve the portfolio's net yield in exchange for lower origination volume. For the remainder of 2007, we expect total loans to continue increasing with most of the growth in the commercial and residential mortgage portfolios.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at September 30, 2007, were $1,098.7 million and were up $7.9 million from June 30, 2007.  We experienced growth ($16.8 million) in the consumer and commercial categories, and experienced an outflow ($8.9 million) of municipal deposits.  The municipal deposit outflow is typical through September, followed by inflows of taxes and state aid payments by quarter’s end.  Because tax payments and state aid payments were not due to municipalities until October 1 (September 30 falling on a Sunday) we did not experience a deposit inflow until October.  Last year, we experienced a net $60.0 million seasonal deposit inflow at the end of the third quarter. As for deposit types, most of the quarter’s increase occurred in the higher interest earning accounts of savings, money market, and time deposits. For the remainder of the year, we expect a moderate increase in all types of deposits and the consumer and commercial categories.  We anticipate a substantial increase in municipal (time) deposits as a result of seasonal inflows.

Total borrowings increased $20.6 million for the quarter, reflecting the issuance of the junior subordinated debenture discussed in the footnotes. For the remainder of the year, we expect only planned principal reduction in borrowings.

Results of Operations (three months ended September 30, 2007)

Net interest income increased $0.6 million or 6.1% for the quarter over the same quarter in 2006, reflecting the positive impact of the balance sheet's year-over-year growth, offset by higher interest costs. The interest rate environment for the third quarter of 2007 showed some improvement, with a slight upward slope to the yield curve, as compared to the flat yield curve in the same quarter of 2006.  Notwithstanding the improvement in the yield curve, overnight funds remain above medium-term rates, continuing the difficulty of earning spreads to which we have been accustomed.

Compared to the same quarter in 2006, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.7 million positive impact on net interest income, while the change in rates had $0.1 million negative impact. Though year-over-year interest rate spread declined, the net interest margin held steady.  In a continuing improvement for the year, both net interest spread and net interest margin increased 30 basis points each over the June 30, 2007 quarter.  Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2007 and 2006 follows (dollars in thousands).

		2007			2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,147,171	19,687	6.86%	1,079,295	18,033	6.68%

Total interest-bearing
liabilities	$964,810	8,363	3.47%	905,253	7,388	3.26%

Interest rate spread			3.39%			3.42%
Net interest margin		$11,324	3.95%		10,645	3.95%

The provision for loan losses increased 41.5% for the quarter over the same quarter of last year.  Substantially all of the increase was a result of higher net charge-offs, and came almost exclusively from losses in one commercial credit.  This credit facility has been terminated and no further losses from this credit are expected to occur.  A summary of the allowance for loan losses and net charge-offs for the year to date is presented in the discussion of year-to- date results.

Other income for the quarter ended September 30, 2007, increased 24.0% to $4.3 million from $3.5 million in 2006 with all major categories except mortgage servicing income showing improvement. Service charges on deposit accounts increased 8.6% on growth in electronic banking services, mostly debit card transactions and an increase in accounts incurring service fees.  Trust and investment services income increased 20.4% from 2006 on strong underlying growth in assets under management, positive returns in the stock and bond markets, and minor adjustments in account fee structures.  At September 30, 2007, the market value of assets under management was 17.3% higher than the market value at September 30, 2006.  The book value, the measure of customer growth, improved 15.6% year-on-year. Total mortgage originations improved 36.1% in 2007, and the net gain on the sale of mortgage loans increased from 2006, caused by an increase in the volume of loans sold to third parties and a decrease in the percentage of loans retained in portfolio. (See table below). Loan related fees improved 34.5% as a result of fee changes implemented in the fourth quarter of 2006.  Finally, other operating income exhibited a substantial increase, mainly from two sources: (1) a recovery of fees from a Company vendor and (2) higher income from the Monroe Fund, a minority-owned investment.  For the remainder of the year, we expect lower Other income than this quarter due mostly to lower mortgage originations and less other operating income.

CNB Mortgage Closed Loans by Type For the three-month periods ended September 30, (dollars in thousands)

	2007	2006
Purchase money mortgages	$30,570	22,565
Refinance mortgages	9,511	6,882
Total mortgage originations	$40,081	29,447

Percentage of loans retained in portfolio	51.5%	56.1%

Operating expenses increased fairly substantially (8.2% or $0.7 million) for the quarter ended September 30, 2007, over the same three-month period in 2006.  Most of the increase came in salary and employee benefits.  These were higher due to a higher headcount, incumbent salary increases averaging 3.2%, and higher benefit costs.  Changes for all other operating expense categories were modest, generally reflecting overall franchise growth.  For the remainder of the year, we expect growth in operating expenses to be in the 3%-5% range, again reflective of franchise growth.

The quarterly effective tax rate was 26.5% in 2007 and 27.5% in 2006. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Conditions and Results of Operations (nine months ended September 30, 2007)

At September 30, 2007, total assets of the Company were up $42.6 million or 3.5% from December 31, 2006. Cash and equivalents (cash, interest-bearing balances, and federal funds sold) decreased as a result of loan originations and securities purchases.  Securities grew 4.2%, utilizing available liquidity from fed funds and providing collateral for municipal deposits.   Net loans grew $41.0 million or 4.9%, principally in the commercial and residential portfolios.  Consumer loans, impacted by lower originations of indirect automobile loans, declined. Total deposits at September 30, 2007, were up 3.7% with growth in consumer and commercial deposits offset by seasonal municipal deposit outflows.

Net interest income improved 1.9% for the nine-month period in 2007 from the same period in 2006. The decrease in net interest spread, caused by rates on interest-bearing liabilities rising faster than yields on interest-earning assets, was more than offset by the growth in the average balance of these liabilities and assets.  Additionally, in the first quarter of 2006 we recovered approximately $0.3 million in interest from a loan relationship formerly on non-accrual.  Such a recovery did not recur in 2007.  Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2007 and 2006 follows.

		2007			2006
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,150,792	57,986	6.72%	1,044,022	50,924	6.50%

Total interest-bearing
liabilities	$971,019	25,732	3.53%	871,193	19,411	2.97%

Interest rate spread			3.19%			3.53%
Net interest margin		$32,254	3.74%		$31,513	4.02%

Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2007, and 2006 follow (dollars in thousands):

	September 30,
	2007	2006
Balance at beginning of period	$9,041	7,986
Provision for loan losses	1,785	1,466
Loans charged off	(1,868)	(1,217)
Recoveries on loans previously charged off	482	693
Balance at end of period	$9,440	8,928

Allowance as a percentage of total period end loans	1.06%	1.06%

Allowance as a percentage of non-performing loans	150.0%	129.8%

The provision for loan losses for the nine-month period ended September 30, 2007 was higher than the same period in 2006, with most of the increase driven by higher net charge-offs.  The balance in the allowance, funded by the provision for loan losses, has increased primarily in connection with growth in the total loan portfolio from 2007 and increase reserves on impaired loans. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2007, is adequate at $9.4 million.

Other income for the nine months ended September 30, 2007, increased 15.0% to $11.5 million from $10.0 million in 2006. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and increases in our non-account maintenance service fees.  Trust and investment services income grew 19.1% on growth in the market value of assets under management for the year.  For the nine-month period ended September 30, 2007, the book value of assets under management, our measure of customer growth, increased 11.5%.

For the nine-month period ended September 30, 2007, we experienced a 17.6% increase in mortgage originations over the same period in 2006.  This increase lead to a corresponding 15.1% in the net gain on the sale of mortgage loans compared to the nine-month period in 2006. A summary of mortgage loan originations for the nine-month periods in 2007 and 2006 follows:

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(dollars in thousands).

	2007	2006
Purchase money mortgages	$70,087	67,732
Refinance mortgages	31,083	18,319
Total mortgage originations	$101,170	86,051

Percentage of loans retained in portfolio	40.8%	40.9%

Operating expenses increased 4.2% or $1.1 million for the nine months ended September 30, 2007, over the same period in 2006.  Most of the increase came in salary and employee benefits.  Salaries and employee benefits were higher due to a higher headcount, salary increases, and higher benefit costs.

The Company's effective tax rate for the year to date in 2007 decreased to 26.8% from 27.5% in 2006. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2006, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the nine months ended September 30, 2007, cash flows from all activities used $9.8 million in net cash and cash equivalents versus providing $29.7 million for the same period in 2006.  In 2007, cash and equivalents were used for investing purposes to fund loan originations and securities purchases.  In 2006, cash and equivalents were also used for investing purposes to fund loan originations and securities purchases; however we also raised $30.9 million in cash from the issuance of junior subordinated debentures.

Net cash provided by operating activities was $12.6  million in 2007 versus $10.0 million in 2006.  Both the largest source and use of operating cash in 2007 and 2006 were loans held for sale.  Activity in both years was fairly similar with the exception of mortgage originations which were about 20% higher in 2007 than 2006. Excluding the effects of loans held for sale, operating activities provided $11.5 million of cash for the nine-month period in 2007 and $10.0 million in 2006.

For the first three quarters of 2007, investing activities used $56.5 million in cash and equivalents while using $92.4 million in 2006. The largest uses in both years were net loan originations and purchases, while securities purchases accounted for most of the remainder.

Cash provided by financing activities was $34.8 million in 2007 versus $112.0 million in 2006.  The main contributor in both years was deposit activity, which was significantly higher in 2006 than in 2007. Also, in 2006, we raised $30.9 million in cash from a junior subordinated debenture offering, while in 2007 we both retired, then issued $20.6 million in junior subordinated debentures.

For the remainder of 2007, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is mainly expected to come from Monroe County retail sources and Ontario County municipalities.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2006, except for the $20.6 million junior subordinated debentures.

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2007, the Company and Bank are categorized as "well-capitalized."   This is unchanged from December 31, 2006, and management anticipates no change in this classification for the foreseeable future.

Impaired Loans and Non-Performing Assets

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2007, and 2006 and twelve months ended December 31, 2006, follows (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2007	2006	2006

Recorded investment at period end	$6,149	6,445	6,568
Impaired loans as percent of total loans	0.69%	0.76%	0.78%
Impaired loans with related allowance	$1,229	194	771
Related allowance	$856	194	567
Average investment during period	$6,406	6,713	6,780
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

During the most recent twelve months, we experienced a general reduction in total impaired and non-performing loans and an improvement in (reduction of) non-accrual loans in particular. At no loss to us a number of larger non-accrual relationships have been successfully collected through third-party refinancing and principal amortization.  This has resulted in reduction in the amount of non-performing loans as a percentage of total loans when compared to previous periods.

However, in the third quarter of 2007 we increased our specific allowance for certain impaired loans, because we believe there is a probability of loss on some of them.  Additionally, in the most recent quarter, we experienced a modest decline in asset quality as our internally classified loans increased.  The increase is concentrated in two, non-impaired loan relationships for which adequate collateral exists and whose loan payments are timely.  We have classified these relationships because their underlying financial performance is weak.

Should the positive trend of lower non-performing and lower non-accrual loans discontinue or reverse, and we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, it is likely we would need a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$53	262	22
Real estate-commercial	-	147	56
Real estate-residential	-	34	147
Consumer and other	92	218	87
Total past due 90 days or more and accruing	145	661	312

Loans in non-accrual status:
Commercial, financial & agricultural	1,026	1,208	1,547
Real estate-commercial	4,637	4,394	4,318
Real estate-residential	470	813	674
Consumer and other	16	30	29
Total non-accrual loans	6,149	6,445	6,568
Total non-performing loans	6,294	7,106	6,880

Other real estate owned
Commercial	194	251	277
Residential	109	41	97
Total other real estate owned	303	292	374

Total non-performing assets	$6,597	7,398	7,254

Non-performing loans to total period-end loans	0.71%	0.84%	0.82%

Non-performing assets to total period-end
loans and other real estate	0.74%	0.87%	0.86%

There were no troubled debt restructurings.

Total non-performing loans decreased $0.8 million to $6.3 million at September 30, 2007, from $7.1 million at December 31, 2006 and $6.9 million at September 30, 2006, and was due to the factors discussed in "Impaired Loans" above.

At September 30, 2007, other real estate owned consisted of two commercial and one residential property. We are actively pursuing their liquidation.

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

FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, in February 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.

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

This Statement is effective for us as of the beginning of 2008.  Early adoption was permitted in the first quarter of 2007; however, we elected not to adopt the standard early.  This Statement permits application to eligible items existing at the effective date.  Although we are still evaluating the possible impact of this Statement, we do not believe its adoption will be significant.  We generally do not use fair value to measure our financial instruments, and do not believe, despite FASB’s intention; it is the appropriate measurement for a going-concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile.  Since the end of 2006 our balance sheet has become more negatively sensitive to increasing rates.  That is an upward shock in interest rates, which we do not believe is likely in the near term, would negatively impact net interest income 3% to 5% over the next twelve months.  A downward shock in interest rates could have up to a 5% positive impact on net interest income according to our most recent modeling.  We think this scenario is more likely to occur in 2007 and into 2008.

As you read in our annual report, we predicted market interest rates for 2007 to fluctuate:  On the short end of the treasury yield curve (under 3 years) they would rise about 25 basis points from their year-end 2006 values in the middle of the year, then falling 50 basis points by year end.  At the middle- and long-end of the curve rates would rise 50 basis points or more throughout the year.  Overall the beginning of the year’s flat yield curve would lead to a positively sloped yield curve by year’s end.  In September 2007 the Federal Open Market Committee of the Federal Reserve Board reduced its target federal funds rate by 50 basis points to 4.75%.  This led to a decline in the prime rate of interest by 50 basis points. This change mostly impacted the short end of the yield curve, where, since December 2006, the short end of the treasury yield curve has fallen slightly (less than 15 basis points).  The long end of the curve has risen (approximately 25 basis points).

These shifts have put an upward slope to the curve, with the average 2-year constant maturity treasury (CMT)/10-year CMT difference at 51 basis points compared to its historical spread of 75 to 100 basis points.  Because this spread remains below its historical value, our opportunity to arbitrage newly originated interest-earning products (loans and investments) and interest-bearing products (deposits and borrowings) on our balance sheet is limited. This continues to slow our net interest margin growth.  Since three quarters of our revenues are derived from net interest margin, unless these interest rates spread out further, we will continue to experience further erosion of our net interest margin and our balance sheet’s profitability.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2007, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for monthly period indicated in 2007, the total number of shares purchased and the average price paid per share by the Canandaigua National Corporation for treasury and for the Bank for employee awards.  These are considered affiliated purchasers of the Company under Item 703 of Regulation S-K.  Purchase prices per share were determined based on the latest known open-market transaction.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

March 2007	2,236	$ 337.70	Treasury
June 2007	240	$ 333.80	Treasury
June 2007	6	$ 333.80	Arthur S. Hamlin Award
July 2007	220	$ 333.80	Treasury
August 2007	7	$ 331.87	Treasury
September 2007	1,940	$ 331.87	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information - Common Stock Trade

The Company’s stock is not actively traded. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of known transactions, the high, low and weighted average sale prices may not be indicative of the actual market value of the Company’s stock. The following table presents relevant information with respect to open-market transaction, known to us, wherein shares of the Company's common stock were traded:

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 15, 2007	964	$ 337.61	$ 360.00	$ 329.85
June 14, 2007	945	$ 333.80	$ 365.00	$ 325.00
August 16, 2007	635	$ 331.87	$ 353.25	$ 325.50

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 8, 2007	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

November 8, 2007	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Chief Financial Officer