Form 10-Q/A
period 2007-09-30
CANANDAIGUA NATIONAL CORP
filed 2007-11-08
CIK 759458

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

Other income for the quarter ended September 30, 2007, increased 20.3% to $4.2 million from $3.5 million in 2006 with all major categories except mortgage servicing income showing improvement. Service charges on deposit accounts increased 8.6% on growth in electronic banking services, mostly debit card transactions and an increase in accounts incurring service fees.  Trust and investment services income increased 20.4% from 2006 on strong underlying growth in assets under management, positive returns in the stock and bond markets, and minor adjustments in account fee structures.  At September 30, 2007, the market value of assets under management was 17.3% higher than the market value at September 30, 2006.  The book value, the measure of customer growth, improved 15.6% year-on-year. Total mortgage originations improved 36.1% in 2007, and the net gain on the sale of mortgage loans increased from 2006, caused by an increase in the volume of loans sold to third parties and a decrease in the percentage of loans retained in portfolio. (See table below). Loan related fees improved 34.5% as a result of fee changes implemented in the fourth quarter of 2006.  Finally, other operating income exhibited a substantial increase, mainly from higher income from the Monroe Fund, a minority-owned investment.  For the remainder of the year, we expect lower Other income than this quarter due mostly to lower mortgage originations and less other operating income.

CNB Mortgage Closed Loans by Type For the three-month periods ended September 30, (dollars in thousands)

	2007	2006
Purchase money mortgages	$30,570	22,565
Refinance mortgages	9,511	6,882
Total mortgage originations	$40,081	29,447

Percentage of loans retained in portfolio	51.5%	56.1%

Operating expenses increased fairly substantially (6.8% or $0.6 million) for the quarter ended September 30, 2007, over the same three-month period in 2006.  Most of the increase came in salary and employee benefits.  These were higher due to a higher headcount, incumbent salary increases averaging 3.2%, and higher benefit costs.  Changes for all other operating expense categories were modest, generally reflecting overall franchise growth.  Other was down due principally to a recovery of fees from a Company vendor. For the remainder of the year, we expect growth in operating expenses to be in the 3%-5% range, again reflective of franchise growth.

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

Other income for the nine months ended September 30, 2007, increased 13.7% to $11.4 million from $10.0 million in 2006. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and increases in our non-account maintenance service fees.  Trust and investment services income grew 19.1% on growth in the market value of assets under management for the year.  For the nine-month period ended September 30, 2007, the book value of assets under management, our measure of customer growth, increased 11.5%.

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

Operating expenses increased 3.8% or $1.0 million for the nine months ended September 30, 2007, over the same period in 2006.  Most of the increase came in salary and employee benefits.  Salaries and employee benefits were higher due to a higher headcount, salary increases, and higher benefit costs.

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