Form 10-K
period 2007-12-31
CANANDAIGUA NATIONAL CORP
filed 2008-02-15
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common stock, $20 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ¨ No [Ö]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ¨ No [Ö]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [Ö]    No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ¨    No [Ö]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer ¨               Accelerated filer [Ö]               Non-accelerated filer ¨            Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

As of June 30, 2007, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the most recent public stock sale of $333.80 per common share, was $159,079,000.

The Company's stock is not actively traded. In addition, it is not listed with a national securities exchange; therefore, no formal bid and asked-for quotations are available. Due to the limited number of transactions, the weighted average sales price disclosed on page 23 of the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2008: 475,078.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2007, and Proxy Statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Parts I, II and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2007

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, (the Company), is a bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York.  The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank and CNB Mortgage Company.  The Bank is the principal source of the Company's operating revenue and net income.  (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report for 2007 (the "2007 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.)  In June 2002, the Company formed Canandaigua National Statutory Trust I to accommodate the private placement of $20.6 million in capital securities, which was liquidated in June 2007.  In June 2006, the Company formed Canandaigua National Statutory Trust II to accommodate the placement of $30.9 million in capital securities.   In September 2007, the Company formed Canandaigua National Statutory Trust III to accommodate the private placement of $20.6 million in capital securities.  These transactions are more fully described in Note 9 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.  In January 2008, the Company acquired all of the outstanding stock of Genesee Valley Trust Company, as more fully described in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.

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

The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment, and insurance products.  These products are delivered by employees through a "lifestyle" marketing concept, whereby customers' needs are anticipated and evaluated based upon their stage in life (e.g., growing family, retirement, college student, etc.).  New products are developed around this concept.  These services are delivered through the Bank's network of community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet.  A full description of the Bank's and Company's activities is set forth in Items 7 and 7a below.

The Bank is a majority owner in a real estate investment trust (REIT), which invests in substantially all of the Bank's amortizing residential real estate loans, and a portion of the Bank's amortizing commercial real estate loans.

CNB Mortgage Company

CNB Mortgage Company (formerly known as Home Town Funding, Inc.), operates as the Company's mortgage department, and offers a full line of mortgage products.  It is engaged in underwriting and funding mortgages primarily in Western New York State, and it resells residential mortgage loans to the Bank and unaffiliated entities that service the loans.  The Company acquired 100% of Home Town Funding, Inc. in October 1997.

Geographic Market Served

The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs.  Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide.  Since the mid-1990s, the Bank has expanded into Monroe County and surrounding areas by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), Penfield (2004), Geneva (2006), and Henrietta (2007).  The Bank continues to pursue branch opportunities in its market area and plans a permanent office in Henrietta as well as another in the City of Rochester.  In addition, the Bank intends to open a trust and investment services office in the State of Florida.

The Company's market area is a middle-class, economically diversified region that includes urban, suburban and rural markets.  Rochester is the second largest city in New York State outside of New York City.  According to the U.S. Census Bureau's 2000 Census, the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 36.6 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older.  The median income of households in the Rochester, NY MSA was $44,695. Seventy-

eight percent of the households received earnings, and 21 percent received retirement income other than Social Security.   In 2000, for the employed population 16 years and older, the leading industries were: education, health, and social services, 24 percent; manufacturing, 21 percent; and retail trade, 14 percent.  In 2000, the Rochester, NY MSA had a total of 451,000 housing units, seven percent of which were vacant.  Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes.  In 2000, the Rochester, NY MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service, and 81 percent of the households had access to a car, truck, or van for private use. Forty-two percent of households had two vehicles and another 16 percent had three or more.  The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, 9 percent of owners without mortgages, and 47 percent of renters in the Rochester, NY MSA spent 30 percent or more of household income on housing.

Competition

The Company considers its business to be highly competitive in its market areas.  The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers.  The Company also competes with securities brokers, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.

The Company is generally competitive with financial institutions in its service areas with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and charges for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location.  Based upon the most recent data* available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2007, the Company's share of deposits for all banks in the Rochester MSA was 8.65% ($1,099 million); 8.10% ($1,011 million) in 2006, and 7.23% ($883.2 million) in 2005.  At June 30, 2007, all banks in the Rochester MSA had total deposits of approximately $12.7 billion. [*This data excludes deposits held by non-bank financial institution, which data is not publicly available.]

Employees

At December 31, 2007, the Company had 386 employees, 102 of whom worked on a part-time basis.  None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

The BHC Act and other federal laws, of which some are discussed below, subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends -- It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiary. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its banking subsidiary and commit resources to its support.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2007 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

THE BANK

The Canandaigua National Bank and Trust Company is a national bank chartered and regulated by the Office of the Comptroller of Currency (the "OCC"). Its deposits are insured by the FDIC through the Bank Insurance Fund. The Bank is also a member of the Federal Reserve System. The Bank is subject to supervision and regulation that subject it to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency. Because the Federal Reserve Board regulates the Company (the Bank's parent), the Federal Reserve Board also has supervisory authority which impacts the Bank.

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

Insider loans -- Restrictions on loans to directors, executive officers, principal shareholders and their related interests ("insiders") contained in the Federal Reserve Act and Regulation O apply to the Bank, its subsidiaries and the Company. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

Examinations and Audits -- The Federal Reserve Board and the OCC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the book value of such assets.

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

The FDIC Reform Act of 2006 -- The FDIC Reform Act (Act) was signed into law in 2006.  The Act modernizes and strengthens the federal deposit insurance system to make it more responsive to consumer needs and fairer to banks.  It preserves the value of FDIC insurance by setting up a permanent system of inflation adjustments, authorizing the FDIC to increase coverage levels for inflation every five years and providing higher coverage for retirement accounts. It also smoothes out premium volatility in the old law by creating a range in which the fund reserve ratio can float; provides premium credits to banks (including the Bank) that built up the fund prior to 1997; and institutes a risk-based premium system.  The new system sets a designated reserve ratio of 1.25%, and because the ratio was below this level in 2006, the FDIC assesses premiums in 2007.  The Bank had a credit approximating its 2007 premiums, therefore there was no impact on 2007 operating results.  However, the FDIC could assess future premiums, the amount and timing of which are uncertain.

Capital Adequacy Requirements -- Refer to Capital Adequacy Requirements under The Company, above.

Community Reinvestment Act -- The Community Reinvestment Act of 1977 ("CRA") and attendant regulations are intended to encourage banks to help meet the credit needs of their service area, including low- and moderate-income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. Federal banking agencies make public a bank's performance rating under the CRA. In the case of a bank holding company, the CRA performance record of the bank(s) involved in the transaction is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

CNB MORTGAGE COMPANY

CNB Mortgage Company (CNB Mortgage) is a New York State licensed mortgage banker. It is subject to New York State banking laws and regulations as well as the following significant federal laws and regulations: the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.

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

Fair and Accurate Credit Transactions Act ("FACT Act"): The FACT Act includes many provisions concerning national credit reporting standards, and permits consumers, including the customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires financial institutions, including banks, to notify their customers if they report negative information about them to credit bureaus or if the credit that is granted to them is on less favorable terms than generally available. Banks also must comply with guidelines established by their federal banking regulators to help detect identity theft.

Sarbanes-Oxley Act (SOA): The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

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

State Taxation

State of New York. The Company reports income on a consolidated calendar year basis to New York State. New York State franchise tax Article 32 on corporations is imposed in an amount equal to the greater of (a) 7.1% of "entire net income" allocable to New York State; (b) 3% of "alternative entire net income" allocable to New York State; (c) 0.01% of the average value of assets allocable to New York State; or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications.

Corporate Dividends. Sixty percent of dividends from qualifying REITs are excluded from state taxation.

The governor of New York State has proposed changes to bank taxation in his fiscal 2009 budget. Their potential impact to the Company is discussed in the 2007 Annual Report.

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

Item 1A. Risk Factors

The Company's business model is subject to many risks and uncertainties.  Although the Company seeks ways to manage these risks and develop programs to control those that management can control, the Company ultimately cannot predict the future. Actual results may differ materially from management's expectations.  Some of these significant risks and uncertainties are discussed below.

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

Competition. Regional, national and international competitors are much larger in total assets and capitalization than the Company, have greater access to capital markets, and can offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served," "Competition," and "Supervision and Regulation of Banking Activities."

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

As of December 31, 2007, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and twelve offices located in Monroe County, New York. Nine are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years.  The main office of the Bank is located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva Offices.

The Bank, a member of the NYCE network, also provides, free to its customers, 24-hour banking services through 45 automatic teller facilities located at each office and through remote automatic teller machines and cash dispenser machines.   Management anticipates that in order to expand its service to its Monroe and Ontario County customers, the Bank will increase the number of remote cash-dispenser machines in operation from time to time.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information required by this item with respect to market information, holders, dividends, sales of securities, and stock purchases are included in the section entitled Our Common Stock in our 2007 Annual Report and is incorporated herein by reference thereto.

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

	Period Ending
Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Canandaigua National Corporation	100.00	175.21	218.79	221.96	213.72	208.84
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL $500M-$1B Bank Index	100.00	144.19	163.41	170.41	193.81	155.31
SNL Bank $1B-$5B	100.00	135.99	167.83	164.97	190.90	139.06

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2007 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management in the 2007 Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in the section entitled Consolidated Financial Statements in the 2007 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2007, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included in the 2007 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is included in the sections entitled Information on Directors and Nominees, Transactions with Certain Related Persons, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference thereto, except for items required under Regulation S-K 229.401(b), (c), and 229.406, which follow.

All executive officers listed below are employed by the Bank, have been employed by the Bank for at least five years and in the business of banking for more than five years.  All executive officers serve at the pleasure of the Board of Directors.  No executive officer has any arrangement or understanding between them and any other person pursuant to which he or she was selected as an officer. Ages and titles are as of December 31, 2007.

Name	Age	Title
Gary L. Babbitt	50	Senior Vice President, Commercial Services
Joseph L. Dugan	45	Executive Vice President, Customer Value Management
George W. Hamlin, IV	66	President, Chief Executive Officer, Trust and CRA Officer
Richard H. Hawks, Jr.	56	Senior Vice President, Senior Fiduciary Officer
Lawrence A. Heilbronner	42	Executive Vice President - Finance and Operations, Chief Financial Officer,
Gregory S. MacKay	58	Senior Vice President, Chief Economist
Mary Ann M. Ridley	58	Senior Vice President, Human Resources
Sandra U. Roberts	45	Senior Vice President, Information Technology
Karen C. Serinis	53	Senior Vice President, Retail Sales
Robert G. Sheridan	59	Executive Vice President, Retail Services, Cashier
Steven H. Swartout	49	Executive Vice President, Corporate Risk Operations/Security and General Counsel
Scott B. Trumbower	47	Senior Vice President, Manager Wealth Strategies Group

The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries, including its chief executive officer, chief accounting officer, and all other persons having similar functions. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Committee, Compensation Discussion and Analysis, Compensation Committee Report, The Compensation Committee, and Executive Compensation in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2007 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2007 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

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

(3) Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005 and Form 8-K, dated December 28, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report for the year ended December 31, 2007	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 13, 2008	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

February 13, 2008

By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	President and Chief Executive Officer	February 13, 2008
(George W. Hamlin, IV)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 13, 2008
(Lawrence A. Heilbronner)	Officer

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 13, 2008
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Patricia A. Boland
Richard C. Fox
James S. Fralick
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Thomas S. Richards
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report for the year ended December 31, 2007	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 13, 2008	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith