Form 10-Q
period 2008-03-31
CANANDAIGUA NATIONAL CORP
filed 2008-05-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer [ ]           Accelerated filer [Ö]            Non-accelerated filer [ ]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

The number of shares outstanding of each of the issuer's classes of common stock was 473,388 shares of common stock, par value $20.00, outstanding at April 25, 2008.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2008

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2008 and December 31, 2007 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$39,710	38,360
Interest-bearing deposits with other financial institutions	4,061	2,532
Federal funds sold	45,004	-
Securities:
- Available for sale, at fair value	83,422	110,814
- Held-to-maturity (fair value of $160,059 in 2008 and $156,609 in 2007)	156,707	155,411
Loans:
Commercial, financial and agricultural	192,812	194,395
Commercial mortgage	365,528	349,430
Residential mortgage - first lien	162,642	158,655
Residential mortgage - junior lien	69,176	69,407
Consumer-automobile indirect	115,167	119,775
Consumer-other	21,731	21,767
Other	-	1,263
Loans held for sale	1,578	1,810
Total gross loans	928,634	916,502
Plus: Net deferred loan costs	3,958	4,047
Less: Allowance for loan losses	(9,862)	(9,679)
Loans - net	922,730	910,870
Premises and equipment - net	13,675	13,477
Accrued interest receivable	7,305	6,803
Federal Home Loan Bank stock and Federal Reserve Bank stock	1,898	3,765
Goodwill and intangible assets	16,578	1,201
Other assets	13,945	13,116
Total Assets	$1,305,035	1,256,349

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$165,925	156,223
Interest-bearing	110,089	102,949
Savings and money market	472,757	383,001
Time	393,731	418,360
Total deposits	1,142,502	1,060,533
Borrowings	5,895	42,362
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	11,882	9,699
Total Liabilities	1,211,826	1,164,141

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2008 and 2007	9,732	9,732
Additional paid-in capital	8,514	8,443
Retained earnings	79,466	78,100
Treasury stock, at cost (13,236 shares at March 31, 2008
and 12,361 at December 31, 2007)	(4,436)	(4,198)
Accumulated other comprehensive income (loss), net	(67)	131
Total Stockholders' Equity	93,209	92,208
Total Liabilities and Stockholders' Equity	$1,305,035	1,256,349

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2008 and 2007 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2008	2007
Interest income:
Loans, including fees	$15,609	15,019
Securities	2,375	2,533
Federal funds sold and other	183	567
Total interest income	18,167	18,119
Interest expense:
Deposits	6,515	7,432
Borrowings	165	6
Junior subordinated debentures	762	1,050
Total interest expense	7,442	8,488
Net interest income	10,725	9,631
Provision for loan losses	580	360
Net interest income after provision for loan losses	10,145	9,271

Other income:
Service charges on deposit accounts	2,086	1,650
Trust and investment services income	2,769	1,234
Net gain on sale of mortgage loans	165	76
Mortgage servicing income, net	140	149
Loan-related fees	78	79
Gain on call of securities, net	2	-
Other operating income	648	234
Total other income	5,888	3,422

Operating expenses:
Salaries and employee benefits	6,094	5,172
Occupancy	1,441	1,333
Marketing and public relations	345	428
Office supplies, printing and postage	381	319
Professional and other services	987	478
Technology and data processing	872	787
Intangible amortization	209	44
FDIC insurance	68	32
Other operating expenses	705	565
Total operating expenses	11,102	9,158

Income before income taxes	4,931	3,535
Income taxes	1,365	954
Net income	$3,566	2,581

Basic earnings per share	$7.51	5.41
Diluted earnings per share	$7.37	5.31

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three-month periods ended March 31, 2008 and 2007 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2007	474,263	$9,732	8,443	78,100	(4,198)	131	92,208
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of ($407)		-	-	-	-	(794)	(794)
Change in unrealized gain on
securities available for sale,
net of taxes of $410		-	-	-	-	596	596
Net income		-	-	3,566	-	-	3,566
Total comprehensive income							3,368
Recognition of stock option
expense		-	10	-	-	-	10
Purchase of treasury stock	(1,880)	-	-	-	(592)	-	(592)
Exercise of stock options,
including tax benefit of $61	1,005	-	61	(181)	354	-	234
Cash dividend - $4.25 per share		-	-	(2,019)	-	-	(2,019)
Balance at March 31, 2008	473,388	$9,732	8,514	79,466	(4,436)	(67)	93,209

Balance at December 31, 2006	476,600	$9,732	8,107	70,184	(3,541)	(923)	83,559
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $144		-	-	-	-	217	217
Net income		-	-	2,581	-	-	2,581
Total comprehensive income							2,798
Recognition of stock option
expense		-	23	-	-	-	23
Purchase of treasury stock	(2,236)	-	-	-	(755)	-	(755)
Exercise of stock options,
including tax benefit of $170	2,441	-	170	(508)	906	-	568
Cash dividend - $3.90 per share		-	-	(1,859)	-	-	(1,859)
Balance at March 31, 2007	476,805	$9,732	8,300	70,398	(3,390)	(706)	84,334

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2008 and 2007 (Unaudited) (dollars in thousands)

	2008	2007

Cash flow from operating activities:
Net income	$3,566	2,581
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,089	860
Provision for loan losses	580	360
Deferred income tax benefit	(171)	(180)
Gain call of securities, net	(2)	-
Loss (Income) from equity-method investments, net	23	(5)
Net gain on sale of mortgage loans	(165)	(76)
Originations of loans held for sale	(18,719)	(17,899)
Proceeds from sale of loans held for sale	19,116	18,446
Stock option expense	10	23
Increase in other assets	(1,921)	(720)
Decrease (increase) in accrued interest payable and other liabilities	982	(1,287)
Net cash provided by operating activities	4,388	2,103

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	44,669	2,167
Purchases	(16,270)	(3,703)
Securities held to maturity:
Proceeds from maturities and calls	5,747	8,409
Purchases	(7,212)	(9,049)
Loan purchases, originations and principal collections -- net	(13,332)	(5,616)
Fixed asset purchases – net	(527)	(214)
Purchase of FHLB and FRB stock	(5)	(5)
Proceeds from call of FHLB stock	1,872	-
Investment in equity-method investments	(48)	(42)
Acquisition, net of cash acquired	(9,990)	-
Proceeds from sale of other real estate	615	41
Net cash provided by (used in) investing activities	5,519	(8,012)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	106,598	5,628
Net (decrease) increase in time deposits	(24,629)	35,528
Payments on overnight borrowings	(41,600)	-
Principal repayments on borrowings	(16)	(16)
Payments to acquire treasury stock	(592)	(755)
Proceeds from issuance of treasury stock under stock option plan	173	398
Tax benefit from stock option exercise	61	170
Dividends paid	(2,019)	(1,859)
Net cash provided by financing activities	37,976	39,094

Net increase in cash and cash equivalents	47,883	33,185
Cash and cash equivalents - beginning of period	40,892	73,340
Cash and cash equivalents - end of period	$88,775	106,525

Supplemental disclosure of cash flow information:
Interest paid	$7,611	8,448
Income taxes paid	15	218

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$660	117
Acquisition:
Fair value of assets acquired (noncash)	15,139	-
Fair value of liabilities assumed	5,149	-

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2007, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Dividend

The Board of Directors declared a semi-annual $4.25 per share dividend on common stock on January 9, 2008, to shareholders of record January 19, 2008, which was paid on February 1, 2008.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2008, and 2007 follow (dollars in thousands, except share data):

For the three months ended March 31,	2008	2007
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,566	2,581
Weighted average common shares outstanding	474,963	476,696
Basic earnings per share	$7.51	5.41

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,566	2,581
Weighted average common shares outstanding	474,963	476,696
Effect of assumed exercise of stock options	8,947	9,780
Total	483,910	486,476
Diluted earnings per share	$7.37	5.31

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three-month periods ended March 31, 2008, and 2007 follows (dollars in thousands).

Three months ended March 31,	2008			2007
	Bank	CNBM	GVT	Bank	CNBM
Revenues:
From external customers	$14,998	247	1,368	12,922	131
Intersegment	(156)	156	-	(208)	208
Total segment revenues	$14,842	403	1,368	12,714	339

Net income:
Bank	$3,566			2,581
CNBM	40			7
GVT	26			-
Total segment net income	3,632			2,588
Eliminations	(66)			(7)
Total net income	$3,566			2,581

(5) Mortgage Servicing Assets

The Company services first-lien, residential loans for the Federal Home Loan Mortgage Company (FHLMC), also known as Freddie Mac, and certain commercial loans as lead participant.  The associated servicing rights (assets) entitle the Company to a future stream of cash flows based on the outstanding principal balance of the loans and contractual servicing fees.  Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

We service all loans for FHLMC on a non-recourse basis; therefore, our credit risk is limited to temporary advances of funds to FHLMC, while FHLMC retains all credit risk associated with the loans.  Commercial loans are serviced on a partial recourse basis, wherein we are subject to credit losses only to the extent of the proportionate share of the loan’s principal balance we own.

Gross servicing fees earned by the Company for the three-month periods ended March 31, 2008 and 2007, respectively, amounted to $234,000 and $237,000, and are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the three-month periods ended March 31, 2008 and 2007, respectively as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2008		2007

	Book	Estimated Fair	Book	Estimated Fair
	Value	Fair Value	Value	Fair Value
Beginning balance	$1,091	$ 2,344	$1,331	$ 2,540
Originations	40		27
Amortization	(93)		(89)

Ending balance	$1,038	$ 2,288	$1,269	$ 2,370

Fair value is determined through estimates provided by a third party, using inputs including quoted prices for similar assets in active markets, and inputs that are observable for this asset, either directly or indirectly. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there are a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at March 31, 2008 and 2007, and the sensitivity of such values to changes in those assumptions are summarized in the 2007 and 2006 Annual Report and are substantially the same.

(6) Income taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any significant unrecognized tax benefits, and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

(7) Acquisitions of Trust Company

On January 2, 2008, the Company completed its acquisition of 100% of the voting shares of Genesee Valley Trust Company (GVT), a Rochester-based trust company.  The acquisition of GVT provides the Company with additional trust and investment services income.  The total cash purchase price will approximate $18.3 million to $21.3 million depending upon the achievement of certain operating results over the next three years.  An initial payment of $13.1 million was made at closing. The acquisition resulted in the recording of certain intangible assets, including goodwill totaling $15.6 million, substantially all of which will be deductible for income tax purposes.  Final amounts for these intangible assets will be determined during 2008. Financial results for GVT are included in the consolidated financial statements of the Company beginning with the first quarter of 2008.

(8) Fair Value Measurements

We implemented the provision of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, on January 1, 2008. This Statement provides guidance for using fair value to measure assets and liabilities and requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, and the effect of fair value measurements on earnings.  This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.   Implementation of this statement had no practical impact on our financial position or results of operations, because there was no substantive change in our accounting for the financial instruments we report at fair value. The following disclosures are required under this standard.

Determination of fair value: A detailed discussion of our valuation methodologies is disclosed in the footnotes to our 2007 Annual Report.  Such valuation methodologies were applied to all of the assets and liabilities carried at fair value, whether as a result of the adoption of SFAS 157 or previously carried at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves.

Although we believe our fair value methods are reliable, they may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Finally, we expect to retain substantially all assets and liabilities measured at fair value to their maturity or call date.  Accordingly, the fair value measurements are unlikely to represent the instruments’ liquidation values.

Valuation Hierarchy: SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows.

• Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities Available-for-Sale

Fair values for securities are determined using an independent pricing service. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows.  We are not privy to the pricing methodology used on a security-by-security basis. Accordingly, we have categorized all securities available-for-sale as Level 2.

Share-based Payments (Incentive Stock Plan)

The liability for the Company’s Incentive Stock Plan is valued on a quarterly basis using the Black-Scholes-Merton model.  The parameters used are based upon observable market inputs and direct inputs, including dividend yield, risk-free interest rate, expected life, and volatility. Therefore, the liability is categorized as Level 2.

Interest Rate Swap Agreement (Swap)

The fair value of the swap was the amount the Company would have expected to pay to terminate the agreement and was based upon  the present value of expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets
Securities available-for-sale	$ -	$ 83,422	$ -	$ 83,422
Total assets	$ -	$ 83,422	$ -	$ 83,422

Liabilities
Interest rate swap agreement	$ -	$ 1,300	$ -	$ 1,300
Share-based payments	-	493	-	493
Total liabilities	$ -	$ 1,300	$ -	$ 1,300

Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For our Company, these include loans held for sale, collateral-dependent impaired loans, other real estate owned, mortgage servicing rights, intangible assets, and commitments.

At March 31, 2008 and during the three month period ended March 31, 2008, the balance and impact of these items was not material.

Other Fair Value Considerations

The FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, in February 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

This Statement was effective for us as of the beginning of 2008. This Statement permits application to eligible items existing at the effective date.  Adoption of the Statement had no impact on our financial position or results of operations as we did not make a fair value election for eligible items. Except for instruments explicitly required to be measured at fair value (discussed above) we do not use fair value to measure our financial instruments, and do not believe, despite FASB’s intention, it is the appropriate measurement for a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (Allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio. There has been no change in our methodology for estimating the Allowance, which is fully described within the 2007 Annual Report.

Recent Events

On January 2, 2008, we completed our acquisition of Genesee Valley Trust Company (GVT).  GVT, headquartered in Pittsford, New York, is a trust company which provides money management, retirement services, and estate and financial planning services to local families, individuals, businesses and non-profit organizations.  Under the terms of the agreement, CNC acquired all of the outstanding shares of GVT capital stock for cash.  The transaction is structured with a portion of the purchase price payable at closing, with additional minimum and contingent amounts payable depending on certain operating results of GVT during the three years after closing.  GVT will retain its name and operate as a wholly owned subsidiary of CNC.

Financial Overview

We are pleased to report net income of $3.6 million for the quarter ended March 31, 2008, an increase of 38.2% over the $2.6 million for the same period in 2007.  Diluted earnings per share were $7.37 and $5.31 for the three-month periods ended March 31, 2008 and 2007, respectively.  Reflecting franchise growth and the GVT acquisition, earnings were positively impacted by a $3.6 million growth in total revenues (net interest income and non-interest income), including a pretax recovery from a lawsuit settlement of $0.3 million. Operating expenses, on the other hand, increased only $1.9 million.  Offsetting these positives was a $0.2 million increase in the provision for loan loss, due to loan portfolio growth and a higher level of net charge-offs than in 2007.

We continued to grow the balance sheet with gross loans increasing 1.3% and total deposits growing 7.7%. Off-balance sheet growth for the quarter was also positive as the market value of assets under management grew 45.2%, reflecting organic growth as well as the GVT acquisition.

Financial Condition (three months ended March 31, 2008)

At March 31, 2008, total assets were $1,305.0 million, up $48.7 million or 3.9% from $1,256.3 million at December 31, 2007. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) grew $47.9 million to $88.8 million, mostly as a result of seasonal inflows of municipal deposits and issuer calls of available for sale securities.

A continued decline in market interest rates during the quarter led a number of debt issuers to call their securities.  We were particularly impacted with the call of Federal Home Loan Bank (FHLB), Federal National Mortgage Agency (Fannie Mae), and Federal Home Loan Mortgage Corporation (Freddie Mac) securities held in the available-for-sale portfolio.  Proceeds from these calls were used to purchase new available-for-sale and held to maturity securities.  However, these purchases did not equal the amount of calls, thus the total investment portfolio declined $26.1 million from December 31, 2007.  We do anticipate purchasing debt securities during the remainder of the year in both portfolios, expecting maturities to be relatively short (under five years) in anticipation of eventual market rate increases.

This declining market rate environment had a positive impact on the fair value of our securities portfolio. Changes in long-term treasury rates tend to impact our securities portfolio more than changes in short-term rates, because of the longer maturity of our portfolio. At March 31, 2008, the total market value of the securities portfolios exceeded their amortized cost. We hold some securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

Net loans increased $11.9 million to $922.7 million. The commercial portfolio increased $14.5 million on strong originations, particularly real-estate secured loans, partially offset by payoffs and line paydowns during the quarter.  The residential loan portfolios grew $3.8 million with our 3- and 10-year callable products accounting for most of the increase. The consumer loan portfolios declined $4.6 million for the quarter particularly due to continued runoff in the indirect automobile loan portfolio.  Fewer loans were originated than in prior periods in connection with our decision to improve the portfolio's net yield in exchange for lower origination volume. For the remainder of 2008, we expect total loans to continue increasing with most of the growth in the commercial and residential mortgage portfolios.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at March 31, 2008, were $1,142.5 million and were up $82.0 million from December 31, 2007.  As discussed in our Annual Report, we experienced a large outflow of municipal deposits in December 2007, driven by multi-national and regional bank’s needs for term deposits to create balance sheet liquidity.  The deposits returned to our Bank by the end of January (at a lower cost). A more useful measure, given this fluctuation would be to look at the change in average deposits, which was minimal.

Growth in deposits occurred in all categories.  Consumer deposits grew $9.9 million from December 31, 2007, commercial deposits grew $33.1 million, and municipal deposits grew $39.0 million.  This growth rate is consistent with the same period in 2007. As for deposit types, most of the quarter’s increase occurred in relatively lower interest earning accounts (demand, savings, and money market). With market rates falling, consumers tend to shift to lower interest earning, non-maturity accounts, awaiting a rise in rates before renewing time deposits.  We expect this trend of shifting deposit types to continue during the year.  We also expect this shift to be accompanied by moderate growth in the consumer and commercial categories and little growth in municipal deposits.

Total borrowings decreased $36.5 million for the quarter as a result of our $41.6 million repayment of overnight borrowings, offset by our recognition of a $5.1 million discounted note arising from our acquisition of GVT.  This non-interest bearing discounted note reflects our estimate of the present value of future minimum payments to be made to former shareholders of GVT.

Results of Operations (three months ended March 31, 2008)

Net interest income increased $1.1 million or 11.4% for the quarter over the same quarter in 2007, reflecting the positive impact of the balance sheet's year-over-year growth and improved margins. During the first quarter of 2008, market interest rates continued to fall, coupled by a steepening of the yield curve.  This combination, along with our liability-sensitive balance sheet, allowed us to reduce rates paid on liabilities faster than the impact of declining yields on assets.

On a tax-equivalent basis, compared to the same quarter in 2007, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.7 million positive impact on net interest income, while the change in rates had a $0.5 million positive impact. For the last four quarters we have experienced ever-improving margins due to our close management of interest rate risk within the context of a volatile interest rate environment.  For the remainder of the year, we anticipate our net interest margin and spread will be higher than 2007, but will likely decline from their current level as rates on assets reset lower. Summary tax-equivalent net interest income information for the three-month periods ended March 31, 2008 and 2007 follows (dollars in thousands).

		2008			2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,187,161	18,962	6.39%	1,137,312	18,761	6.60%

Total interest-bearing
liabilities	$1,016,005	7,442	2.93%	963,159	8,488	3.53%

Interest rate spread			3.46%			3.07%
Net interest margin		$11,520	3.88%		10,273	3.61%

The provision for loan losses increased $0.2 million (61.1%) for the quarter over the same quarter of last year.  About half of the increase was a result of portfolio growth and half due to changes in asset quality. A summary of the allowance for loan losses and net charge-offs for the year to date is presented in the following section.

Other income for the quarter ended March 31, 2008, increased 72.1% to $5.9 million from $3.4 million in 2007 with all major categories showing improvement. Service charges on deposit accounts increased 26.4% on a combination of fee increases and growth in electronic banking services, mostly debit card transactions.

Trust and investment services income increased 124.4% from 2007 due to assets acquired through GVT, organic growth in assets under management, and adjustments in account fee structures implemented in mid-2007.  At March 31, 2008, the market value of assets under management was $1,732.0 million compared to $1,095.1 million at March 31, 2007.  Since the beginning of 2008, the equity markets have declined from where they closed in 2007.  This decline, if continued, will have a negative effect on trust and investment income, since this income is tied to the market value of assets managed.

Total mortgage originations declined slightly in 2008 when compared to 2007, but the net gain on the sale of mortgage loans increased from 2007, caused by an increase in the volume of loans sold to third parties and a decrease in the percentage of loans retained in portfolio. (See table below). Despite the continued negative national housing news, housing prices and sales in our market area remain strong, and we have a positive outlook for the remainder of the year.  We expect originations to be at least as high as last year, though weighted towards refinance mortgages, due to the lower rate environment.  As a result, we also expect to sell more mortgages in the secondary market, resulting in higher gains.

CNB Mortgage Closed Loans by Type For the three-month periods ended March 31, (dollars in thousands)

	2008	2007
Purchase money mortgages	$13,730	13,825
Refinance mortgages	12,433	12,867
Total mortgage originations	$26,163	26,692

Percentage of loans retained in portfolio	28.5%	32.9%

Other operating income rose $0.4 million over the same quarter in 2007 and was almost entirely due to the settlement of a lawsuit.  In 2001 we reserved an amount for probable loss based upon an adverse decision at the trial court level in a lawsuit.  Subsequently, our insurance company extended coverage for the claim forming the basis of the lawsuit.  In the first quarter of 2008, all appeals were concluded with an adverse result; however, our insurer covered our loss thereby resulting in a reversal of the previously reserved amount.

Operating expenses increased fairly substantially (21.2% or $1.9 million) for the quarter ended March 31, 2008, over the same three-month period in 2007.  GVT accounted for $1.2 million of the increase.  Excluding the effect of GVT, operating expenses increased by 7.6%, with increases occurring in almost all categories associated with franchise growth.  Over half of the non-GVT expense growth came from salary and employee benefits cost increases.  These were higher due to a higher headcount, incumbent salary increases averaging 3.0%, and higher benefit costs.  Dollar changes for all other operating expense categories were modest, generally reflecting overall franchise growth.  For the remainder of the year, we expect growth in non-GVT operating expenses to be in the 3%-5% range, again reflective of franchise growth.

The quarterly effective tax rate was 27.6% in 2008 and 26.9% in 2007. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the three-month periods ended March 31, 2008, and 2007 follow (dollars in thousands):

	March 31,
	2008	2007
Balance at beginning of period	$9,679	9,041
Provision for loan losses	580	360
Loans charged off	(568)	(419)
Recoveries on loans previously charged off	171	147
Balance at end of period	$9,862	9,129

Allowance as a percentage of total period end loans	1.06%	1.07%

Allowance as a percentage of non-performing loans	170.2%	134.5%

The provision for loan losses for the three-month period ended March 31, 2008 was higher than the same period in 2007, with half of the increase driven by higher net charge-offs and the other half driven by overall growth in the loan portfolio.  The balance in the allowance, funded by the provision for loan losses, has increased with growth in the total loan portfolio from 2007. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2008, is adequate at $9.9 million.

Liquidity

There has been no material change from December 31, 2007, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2008, cash flows from all activities provided $47.9 million in net cash and cash equivalents versus $33.2 million for the same period in 2007.  In both years’ first quarter, the principal source of cash inflows was deposits.

Net cash provided by operating activities was $4.4 million in 2008 versus $2.1 million in 2007.  Both the largest source and use of operating cash in 2008 and 2007 were loans held for sale.  Activity in both years was fairly similar. Excluding the effects of loans held for sale, operating activities provided $4.2 million of cash for the three-month period in 2008 and $1.6 million in 2007.

For the first three months of 2008, investing activities provided $5.5 million in cash and equivalents while using $8.0 million in 2007. The largest uses in both years were net loan originations and purchases.  Investing activities provided funds in 2008, because we experienced significant cash inflows following calls of many of our U.S. Agency securities. This did not occur in 2007.

Cash provided by financing activities was $38.0 million in 2008 versus $39.1 million in 2007.  The main contributor in both years was deposit activity, which was significantly higher in 2008 than in 2007. Much of the 2008 increase and the related repayment of overnight borrowings is a result of the return of municipal deposits.

For the remainder of 2008, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is mainly expected to come from Monroe County retail sources and Ontario County municipalities.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2007.

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2008, the Company and Bank are categorized as "well-capitalized."   This is unchanged from December 31, 2007, and management anticipates no change in this classification for the foreseeable future.

Impaired Loans and Non-Performing Assets

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2008, and 2007 and twelve months ended December 31, 2007, follows (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2008	2007	2007

Recorded investment at period end	$5,706	5,230	6,561
Impaired loans as percent of total loans	0.61%	0.57%	0.77%
Impaired loans with related allowance	$617	868	507
Related allowance	$426	675	320
Average investment during period	$5,468	6,171	6,503
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

During the most recent twelve months, we experienced a general reduction in total impaired and non-performing loans and an improvement in (reduction of) non-accrual loans in particular.  We continue to be successful in collecting amounts owed through third-party refinancing and principal amortization.  Some loans have been liquidated through foreclosure, and been successfully liquidated thereafter.  We believe the overall stabilization of impaired and non-accrual loans reflects our strong credit risk management.

Should the positive trend of lower non-performing and lower non-accrual loans discontinue or reverse, and we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, it is likely we would need a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses. Though our local economy remains stable, state and national economic statistics suggest a slow-down, which could ultimately impact the ability of our borrowers to service their indebtedness to us.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007
Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$-	36	29
Real estate-commercial	-	-	132
Real estate-residential	-	133	-
Consumer and other	88	86	63
Total past due 90 days or more and accruing	88	255	224

Loans in non-accrual status:
Commercial, financial & agricultural	2,092	971	1,351
Real estate-commercial	3,370	3,703	4,513
Real estate-residential	231	541	668
Consumer and other	13	15	29
Total non-accrual loans	5,706	5,230	6,561
Total non-performing loans	5,794	5,485	6,785

Other real estate owned
Commercial	434	459	242
Residential	303	232	117
Total other real estate owned	737	691	359

Total non-performing assets	$6,531	6,176	7,144

Non-performing loans to total period-end loans	0.62%	0.60%	0.79%

Non-performing assets to total period-end
loans and other real estate	0.70%	0.67%	0.84%

There were no troubled debt restructurings.

Total non-performing loans increased $0.3 million to $5.8 million at March 31, 2008, from $5.5 million at December 31, 2007 and $6.8 million at March 31, 2007, and was due to the factors discussed in "Impaired Loans" above.

At March 31, 2008, other real estate owned consisted of three commercial and three residential properties. We are actively pursuing their liquidation.

Recent Accounting Standards to be Implemented in Future Periods

FASB issued Statement No. 160 Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51, in December 2007. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.

This Statement will change the way our consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the Company (parent) and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Currently, net income attributable to our noncontrolling interests is reported by us as an other expense. Thus, this Statement results in more transparent reporting of the net income attributable to the noncontrolling interest.

The Statement establishes a single method of accounting for changes in our ownership interest in a subsidiary that do not result in deconsolidation. The Statement also requires that we recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. Additionally, this statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

This Statement is effective for us on January 1, 2009.  We do not expect implementation of this Statement will have an impact on our financial condition or results of operations.  Currently, minority interests in our financial statements are immaterial.

FASB issued a replacement to the current Statement No. 141 Business Combinations in December 2007. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values, which we utilized for our GVT acquisition. The replaced Statement 141's guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.

This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. This Statement requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date, as opposed to the current method which results in future adjustments to business combination accounting as the contingencies are settled.

This Statement makes significant amendments to other Statements and various other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this Statement. This Statement applies to us prospectively for any business combination for which the acquisition date is on or after January 1, 2009.  We are prohibited from applying it before that date.  Since we cannot predict whether we will have future business combinations, we cannot determine the impact this Statement might have on our financial statements.

FASB issued Statement No 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to FASB Statement No. 133), in March 2008. Statement 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit risk related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative financial instruments. The statement also requires entities to disclose information that would enable users of its financial statements to understand the volume of its derivative activity.

Statement 161 is effective for our fiscal 2009 financial statements.  The format and specific disclosures related to our derivative activity will depend upon the nature of our derivative’s activity at that time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

We measure net interest income at risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus or minus 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Since year-end 2007 our interest rate risk profile has not materially changed.

As you read in our annual report, we predicted market interest rates for 2008 to fall early in the year, then stabilize.  To date, this has been the case, and, considering our liability-sensitive balance sheet, our net interest income has been positively impacted.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2008, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly period indicated in 2008, the total number of shares purchased and the price paid per share by the Canandaigua National Corporation for treasury.  This is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  The purchase prices per share were determined based on the most recent open-market transaction known to us immediately preceding the purchase.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2008	190	$ 324.66	Treasury
March 2008	1,690	$ 313.76	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 12, 2008, for the purposes of electing directors and to transact other business that came before the shareholders, which there was none. The following table presents the results of the election of directors:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes
	For	Withheld
Richard C. Fox	336,918	2,511

Daniel P. Fuller	333,078	6,351

Stephen D. Hamlin	328,025	11,764

Thomas S. Richards	335,565	3,864

Item 5. Other information - Common Stock Trade

While the Company's stock is not actively traded, it trades sporadically on the Over-the-Counter Bulletin Board system and periodically in auctions conducted by the Bank’s Trust Department as agent for selling shareholders at their request. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table sets forth a summary of open-market transactions about the Company's common stock during each period for transactions that were administered by the Bank’s Trust Department:

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 13, 2008	950	$ 313.76	$ 330.00	$ 305.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 8, 2008	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

May 8, 2008	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer