Form 10-Q
period 2008-06-30
CANANDAIGUA NATIONAL CORP
filed 2008-08-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

The number of shares outstanding of each of the issuer's classes of common stock was 472,938 shares of common stock, par value $20.00, outstanding at July 24, 2008.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2008

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2008 and December 31, 2007 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$43,227	38,360
Interest-bearing deposits with other financial institutions	4,031	2,532
Federal funds sold	-	-
Securities:
- Available for sale, at fair value	97,623	110,814
- Held-to-maturity (fair value of $155,183 in 2008 and $156,609 in 2007)	154,575	155,411
Loans:
Commercial, financial and agricultural	200,167	194,395
Commercial mortgage	377,758	349,430
Residential mortgage - first lien	179,704	158,655
Residential mortgage - junior lien	68,035	69,407
Consumer-automobile indirect	127,989	119,775
Consumer and other	23,816	23,030
Loans held for sale	2,305	1,810
Total gross loans	979,774	916,502
Plus: Net deferred loan costs	4,364	4,047
Less: Allowance for loan losses	(11,040)	(9,679)
Loans - net	973,098	910,870
Premises and equipment - net	9,829	13,477
Accrued interest receivable	6,311	6,803
Federal Home Loan Bank stock and Federal Reserve Bank stock	4,305	3,765
Goodwill and intangible assets	16,146	1,201
Other assets	14,373	13,116
Total Assets	$1,323,518	1,256,349

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$167,625	156,223
Interest-bearing	115,972	102,949
Savings and money market	443,075	383,001
Time	380,064	418,360
Total deposits	1,106,736	1,060,533
Borrowings	56,707	42,362
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	12,446	9,699
Total Liabilities	1,227,436	1,164,141

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2008 and 2007	9,732	9,732
Additional paid-in capital	8,598	8,443
Retained earnings	82,480	78,100
Treasury stock, at cost (13,686 shares at June 30, 2008
and 12,361 at December 31, 2007)	(4,518)	(4,198)
Accumulated other comprehensive income (loss), net	(210)	131
Total Stockholders' Equity	96,082	92,208
Total Liabilities and Stockholders' Equity	$1,323,518	1,256,349

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2008 and 2007 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007
Interest income:
Loans, including fees	$15,631	15,592	$31,240	30,611
Securities	2,268	2,536	4,643	5,069
Federal funds sold and other	93	732	276	1,299
Total interest income	17,992	18,860	36,159	36,979
Interest expense:
Deposits	5,133	7,841	11,648	15,273
Borrowings	113	6	278	12
Junior subordinated debentures	748	1,034	1,510	2,084
Total interest expense	5,994	8,881	13,436	17,369
Net interest income	11,998	9,979	22,723	19,610
Provision for loan losses	1,445	555	2,025	915
Net interest income after provision for loan losses	10,553	9,424	20,698	18,695

Other income:
Service charges on deposit accounts	2,175	1,740	4,261	3,390
Trust and investment services income	2,677	1,364	5,446	2,598
Net gain on sale of mortgage loans	190	199	355	275
Mortgage servicing income, net	142	146	282	295
Loan-related fees	98	82	176	161
Gain (loss) on sale and call of securities, net	-	(1)	2	(1)
Other operating income	400	361	1,048	595
Total other income	5,682	3,891	11,570	7,313

Operating expenses:
Salaries and employee benefits	5,976	5,114	12,070	10,286
Occupancy, net	1,465	1,309	2,906	2,642
Marketing and public relations	563	406	908	834
Office supplies, printing and postage	340	317	721	636
Professional and other services	1,068	450	2,055	928
Technology and data processing	867	860	1,739	1,647
Intangible Amortization	462	43	671	87
FDIC insurance	183	33	251	65
Other operating expenses	929	660	1,634	1,225
Total operating expenses	11,853	9,192	22,955	18,350

Income before income taxes	4,382	4,123	9,313	7,658
Income taxes	1,099	1,113	2,464	2,067
Net income	$3,283	3,010	$6,849	5,591

Basic earnings per share	$6.94	6.31	$14.44	11.73
Diluted earnings per share	$6.82	6.19	$14.19	11.49

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six-month periods ended June 30, 2008 and 2007 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2007	474,263	$9,732	8,443	78,100	(4,198)	131	92,208
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of ($110)		-	-	-	-	(73)	(73)
Change in unrealized loss on
securities available for sale,
net of taxes of ($174)		-	-	-	-	(268)	(268)
Net income		-	-	6,849	-	-	6,849
Total comprehensive income							6,508
Recognition of stock option
expense		-	10	-	-	-	10
Purchase of treasury stock	(3,702)	-	-	-	(1,157)	-	(1,157)
Sale of treasury stock	11	-	-	-	3	-	3
Exercise of stock options,
including tax benefit of $144	2,366	-	145	(450)	834	-	529
Cash dividend - $4.25 per share		-	-	(2,019)	-	-	(2,019)
Balance at June 30, 2008	472,938	$9,732	8,598	82,480	(4,518)	(210)	96,082

Balance at December 31, 2006	476,600	$9,732	8,107	70,184	(3,541)	(923)	83,559
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of ($232)		-	-	-	-	(354)	(354)
Net income		-	-	5,591	-	-	5,591
Total comprehensive income							5,237
Recognition of stock option
expense		-	45	-	-	-	45
Purchase of treasury stock	(2,476)	-	-	-	(835)	-	(835)
Sale of treasury stock	6	-	-	-	2	-	2
Exercise of stock options,
including tax benefit of $170	2,441	-	170	(508)	906	-	568
Cash dividend - $3.90 per share		-	-	(1,859)	-	-	(1,859)
Balance at June 30, 2007	476,571	$9,732	8,322	73,408	(3,468)	(1,277)	86,717

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2008 and 2007 (Unaudited) (dollars in thousands)

	2008	2007

Cash flow from operating activities:
Net income	$6,849	5,591
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,512	1,748
Provision for loan losses	2,025	915
Deferred income tax benefit	(525)	(295)
(Gain) loss on sale and call of securities, net	(2)	1
(Income) loss from equity-method investments, net	(95)	58
Net gain on sale of mortgage loans	(355)	(275)
Originations of loans held for sale	(39,479)	(40,442)
Proceeds from sale of loans held for sale	39,339	41,058
Stock option expense	10	45
(Increase) decrease in other assets	(860)	337
Decrease (increase) in accrued interest payable and other liabilities	2,464	(278)
Net cash provided by operating activities	11,883	8,463

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	46,698	11,240
Purchases	(33,931)	(8,372)
Securities held to maturity:
Proceeds from maturities and calls	23,600	22,920
Purchases	(23,131)	(24,911)
Loan purchases, originations and principal collections -- net	(64,418)	(24,986)
Fixed asset purchases – net of proceeds from sale of $5,460 in 2008	2,789	(1,033)
Purchase of FHLB and FRB stock – net	(540)	(198)
Investment in equity-method investments	(23)	(45)
Acquisition, net of cash acquired	(10,092)	-
Proceeds from sale of other real estate	615	283
Net cash used in investing activities	(58,433)	(25,102)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	84,499	7,179
Net (decrease) increase in time deposits	(38,296)	24,276
Proceeds from overnight borrowings	9,444	-
Principal repayments on borrowings	(87)	(31)
Principal repayment of junior subordinated debentures	-	(20,619)
Proceeds from sale of treasury stock	3	2
Payments to acquire treasury stock	(1,157)	(835)
Proceeds from issuance of treasury stock under stock option plan	385	398
Tax benefit from stock option exercise	144	170
Dividends paid	(2,019)	(1,859)
Net cash provided by financing activities	52,916	8,681

Net increase (decrease) in cash and cash equivalents	6,366	(7,958)
Cash and cash equivalents - beginning of period	40,892	73,340
Cash and cash equivalents - end of period	$47,258	65,382

Supplemental disclosure of cash flow information:
Interest paid	$13,835	17,239
Income taxes paid	2,978	1,962

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$660	117
Acquisition:
Fair value of assets acquired (noncash)	15,152	-
Fair value of liabilities assumed	5,060	-

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2007, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Dividend

On July 9, 2008, the Board of Directors declared a semi-annual $4.75 per share dividend on common stock to shareholders of record of July 19, 2008, which was paid on August 1, 2008.  This is in addition to the semi-annual $4.25 per share dividend on common stock declared in January 2008 and paid in February 2008.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2008 and 2007 follow (dollars in thousands, except share data):

Three months

Six months

Ended June 30,

ended June 30,

For the three months ended June 30,	2008	2007	2008	2007
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,283	3,010	6,849	5,591
Weighted average common shares outstanding	473,386	476,790	474,169	476,731
Basic earnings per share	$6.94	6.31	14.44	11.73

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,283	3,010	6,849	5,591
Weighted average common shares outstanding	473,386	476,790	474,169	476,731
Effect of assumed exercise of stock options	7,999	9,733	8,473	9,756
Total	481,385	486,523	482,642	486,487
Diluted earnings per share	$6.82	6.19	14.19	11.49

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and six-month periods ended June 30, 2008 and 2007 follows (dollars in thousands).

Three months ended June 30,	2008			2007
	Bank	CNBM	GVT	Bank	CNBM
Revenues:
From external customers	$16,335	177	1,168	13,668	202
Intersegment	(503)	448	55	(301)	301
Total segment revenues	$15,832	625	1,223	13,367	503

Net income:
Bank	$3,552			3,061
CNBM	215			116
GVT	(174)			-
Total segment net income	3,593			3,177
Eliminations	(310)			(167)
Total net income	$3,283			3,010

Six months ended June 30,	2008			2007
	Bank	CNBM	GVT	Bank	CNBM
Revenues:
From external customers	$31,333	424	2,536	26,590	333
Intersegment	(659)	604	55	(509)	509
Total segment revenues	$30,674	1,028	2,591	26,081	842

Net income:
Bank	$7,034			5,779
CNBM	255			123
GVT	(148)			-
Total segment net income	7,141			5,902
Eliminations	(292)			(311)
Total net income	$6,849			5,591

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

Gross servicing fees earned by the Company for the three-month periods ended June 30, 2008 and 2007, respectively, amounted to $236,000 and $237,000, and for the six-month periods ended June 30, 2008 and 2007 amounted to $470,000 and $474,000, respectively.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the six-month periods ended June 30, 2008 and 2007, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2008		2007
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$1,091	$ 2,344	$1,331	$ 2,540
Originations	95		39
Amortization	(189)		(178)

Balance at June 30,	$997	$ 2,175	$1,192	$ 2,600

Fair value is determined through estimates provided by a third party, using inputs including quoted prices for similar assets in active markets, and inputs that are observable for this asset, either directly or indirectly. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there are a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at June 30, 2008 and 2007, and the sensitivity of such values to changes in those assumptions are summarized in the 2007 and 2006 Annual Report and are substantially the same.

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

(8) Fair Value Measurements

We implemented the provisions of Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, on January 1, 2008. (In accordance with FASB Statement of Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has delayed application of Statement No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.) This Statement provides guidance for using fair value to measure assets and liabilities and requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, and the effect of fair value measurements on earnings. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.   Implementation of this statement had no practical impact on our financial position or results of operations, because there was no substantive change in our accounting for the financial instruments we report at fair value. The following disclosures are required under this standard:

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets
Securities available-for-sale	$ -	$ 97,623	$ -	$ 97,623
Total assets	$ -	$ 97,623	$ -	$ 97,623

Liabilities
Interest rate swap agreement	$ -	$ 283	$ -	$ 283
Share-based payments	-	540	-	540
Total liabilities	$ -	$ 823	$ -	$ 823

Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For our Company, these include loans held for sale, collateral-dependent impaired loans, other real estate owned, mortgage servicing rights, intangible assets, and commitments. At June 30, 2008, and during the three-month period ended June 30, 2008, the balance and impact of these items was not material with the exception of impaired loans, the reserve for which increased $0.7 million for the second quarter.

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

This Statement was effective for us as of the beginning of 2008. This Statement permits application to eligible items existing at the effective date.  Adoption of the Statement had no impact on our financial position or results of operations as we did not make a fair value election for eligible items. Except for instruments explicitly required to be measured at fair value (discussed above) we do not use fair value to measure our financial instruments, and do not believe, despite FASB’s intention, it is the appropriate measurement for a going concern holding substantially all of its assets and liabilities to maturity.

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

Significant Events During this Year

In July 2008, we entered into a five-year lease agreement for an office in Sarasota, Florida.  We expect to open the office by the end of 2008. The office will principally serve our out-of-state trust customers.

In June 2008, we completed the sale and subsequent lease-back of six banking offices.  Total proceeds from the sale amounted to $5,460,000.  The carrying value and transaction costs totaled $4,013,000, resulting in a net gain of $1,447,000.  Included in this gain was a loss on disposal of one office, amounting to $111,000.  The gross gain of $1,558,000 is deferred and included in Accrued Interest Payable and Other Liabilities in the balance sheet will be amortized as a credit to Occupancy expenses on a straight-line basis over the next 15 years, the term of the underlying leases.

In January 2008, we completed our acquisition of Genesee Valley Trust Company (GVT).  GVT, headquartered in Pittsford, New York, is a trust company which provides money management, retirement services, and estate and financial planning services to local families, individuals, businesses and non-profit organizations.  Under the terms of the agreement, CNC acquired all of the outstanding shares of GVT capital stock for cash.  The transaction is structured with a portion of the purchase price payable at closing, with additional minimum and contingent amounts payable depending on certain operating results of GVT during the three years after closing.  GVT will retain its name and operate as a wholly owned subsidiary of CNC.

Financial Overview

We are pleased to report net income of $3.3 million for the three-months ended June 30, 2008, an increase of 9.1% over the $3.0 million for the same period in 2007.  Diluted earnings per share were $6.82 and $6.19 for these periods, respectively.  Reflecting franchise growth and the GVT acquisition, earnings were positively impacted by a $3.8 million (27.5%) growth in total revenues (net interest income and non-interest income). Operating expenses increased $2.7 million (28.9%).  Negatively impacting these results was a $0.9 million increase in the provision for loan loss, due to loan portfolio growth, modestly higher level of net charge-offs, and non-performing loans.

In the second quarter we continued to grow the balance sheet with gross loans increasing 5.5%. Total deposits fell 3.1% reflecting seasonal municipal deposit outflows; however, retail and commercial deposits rose modestly. Off-balance sheet asset growth for the quarter has been slower than on-balance sheet growth with a $5.5 million net increase in the book value of assets under management. Despite the poor performing stock market, the market value of assets under management grew $25.5 million in the quarter.

For the six month period ended June 30, 2008, net income grew 22.5% to $6.8 million compared to $5.6 million for the six months ended June 30, 2007. Diluted earnings per share were $14.19 and $11.49 for the same six-month periods.  Since the end of the year, the balance sheet grew 5.3% with loans up 6.9% and deposits up 4.4%.  Off-balance sheet, the market value of assets under management fell 2.9%. On a relative basis, the Dow Jones Industrial average was down 14.5% for the first half of the year and the S&P 500 was down 12.8%.

Financial Condition (three months ended June 30, 2008)

At June 30, 2008, total assets were $1,323.5 million, up $18.5 million or 1.4% from $1,305.0 million at March 31, 2008. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) fell $41.5 million to $47.3 million, mostly as a result of seasonal outflows of municipal deposits and strong loan growth.

Investment securities grew $12.1 million from March 2008 as we replaced securities which were called earlier in the year. All of this growth has been in the available-for-sale portfolio, the same portfolio impacted by these calls. We anticipate purchasing additional securities during the remainder of the year in both portfolios, and expect maturities to be relatively short (under five years) in anticipation of eventual market rate increases.

The investment portfolio consists principally of New York State municipality obligations (81.7% of total at June 30, 2008) with the remainder mostly in US Treasury and US agency obligations.  The total fair value of the held-to-maturity securities portfolio exceeded amortized cost. Since March 31, 2008, the total fair value of the available-for-sale portfolio fell below amortized cost principally due to an increase in mid- and long-term market rates. In both portfolios we hold some securities with market values below their amortized cost and concluded there are none considered to be other than temporarily impaired, which could require a write-down of carrying value in the income statement.

Gross loans increased $51.1 million to $979.8 million. The commercial portfolio increased $19.6 million on strong originations, particularly real estate secured loans.  The residential loan portfolios grew $15.9 million with our 3- and 10-year callable products accounting for most of the increase. The consumer loan portfolios increased $14.9 million for the quarter, substantially all of which came in the indirect automobile loan portfolio.  Though overall automobile sales in the region have been falling, our originations have increased, we believe, on the strength of our customer service, particularly of dealers, and our market-competitive pricing. For the remainder of 2008, we expect total loans to continue to increase with growth, albeit slower, in all portfolios.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at June 30, 2008, were $1,106.7 million and were down $35.8 million from March 31, 2008.  As discussed in our Annual Report, we experienced a large outflow of municipal deposits in December 2007, driven by multi-national and regional banks needs for term deposits to create balance sheet liquidity.  These deposits returned to our Bank during the first quarter, but as happened in December, we saw these municipal deposits move to the larger banks once again due to aggressive pricing from those institutions.   Average deposits, a more useful measure given these fluctuations, grew 0.2% for the three-month period.

Growth in deposit types occurred in the lower interest-cost accounts (demand) with higher cost accounts (savings, money market, and time) showing decreases. The shift in deposit mix had a positive impact on net interest income, as discussed in the “Results of Operations” section. Because we do not believe market rates will fall further during the rest of the year, we do not expect this trend of shifting deposit types will continue.  We now expect depositors will wait for a rate increase, and then will move excess deposits back to money market and time deposit accounts.

Total borrowings increased $50.8 million for the quarter as a result of the loan and investment growth discussed above.  These borrowings were overnight fed funds, which for the remainder of the year are expected to fluctuate, depending upon the growth in earning assets and deposits.

Results of Operations (three months ended June 30, 2008)

Net interest income increased $2.0 million or 20.2% for the quarter over the same quarter in 2007, reflecting the positive impact of the balance sheet's year-over-year growth and significantly improved margin. During the second quarter of 2008, market interest rates continued to fall, coupled with an upwardly sloped yield curve.  This combination, along with our liability-sensitive balance sheet, allowed us to continue to reduce rates paid on liabilities faster than the impact of declining yields on assets.

On a tax-equivalent basis, compared to the same quarter in 2007, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.1 million positive impact on net interest income, while the change in rates had a $1.0 million positive impact. For the last five quarters we have experienced an ever-improving margin due to a number of factors, including: our close management of interest rate risk within the context of a volatile interest rate environment, a declining interest rate environment, and an upwardly sloping yield curve.  For the remainder of the year, we anticipate our net interest margin and spread will be higher than 2007, but will likely stabilize at or decline from its current level as rates on assets reset lower and liability costs rise. Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2008 and 2007 follows (dollars in thousands).

		2008			2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,196,536	18,734	6.26%	1,167,788	19,537	6.69%

Total interest-bearing
liabilities	$1,017,779	5,994	2.36%	987,560	8,881	3.60%

Interest rate spread			3.90%			3.09%
Net interest margin		$12,740	4.26%		10,656	3.65%

The provision for loan losses increased $0.9 million (160.4%) for the quarter over the same quarter of last year.  Most of this increase was due to an increase in non-performing loans with a lesser amount due to portfolio growth. A summary of the allowance for loan losses and net charge-offs for the year to date is presented in the following section.

Other income for the quarter ended June 30, 2008 increased 46.0% to $5.7 million from $3.9 million in 2007 with all major categories showing improvement. Service charges on deposit accounts increased 25.0% on a combination of fee increases and growth in electronic banking services, mostly debit card transactions.

Trust and investment services income increased 96.3% from 2007 due to assets acquired through GVT, organic growth in assets under management, and adjustments in account fee structures implemented in mid-2007.  At June 30, 2008, the market value of assets under management was $1,757.0 million compared to $1,193.1 million at June 30, 2007.  As noted in the previous section, since the beginning of 2008, the equity markets have declined from where they closed in 2007.  This decline, if continued, will have a negative relative effect on trust and investment income, since this income is tied to the market value of assets managed. However, because of the GVT acquisition, total trust and investment services income will be higher in 2008 than in 2007.

Mortgage originations for the quarter increased in 2008 when compared to 2007, and we retained a higher percentage of these loans in our portfolio.  Along with a decrease in the volume of loans sold to third parties was a decrease in the net gain on the sale of mortgage loans.  Despite the continued negative national housing news, housing prices and sales in our market area remain relatively strong, and we have a positive outlook for the remainder of the year.  We expect total originations to remain near last year’s with a higher percentage of refinance mortgages than last year due to the relatively lower rate environment.  As a result, we also expect to sell more mortgages in the secondary market, resulting in higher gains.

CNB Mortgage Closed Loans by Type For the three-month periods ended June 30, (dollars in thousands)

	2008	2007
Purchase money mortgages	$22,512	25,692
Refinance mortgages	18,920	8,705
Total mortgage originations	$41,432	34,397

Percentage of loans retained in portfolio	49.9%	34.5%

Operating expenses increased fairly substantially (28.9% or $2.7 million) for the quarter ended June 30, 2008, over the same three-month period in 2007.  GVT accounted for $1.4 million of the increase.  Excluding the effect of GVT, operating expenses increased by 15.2%, with increases occurring in almost all categories associated with franchise growth.  Half of the non-GVT expense growth came from salary and employee benefits cost increases.  These resulted from an increased number of employees, incumbent salary increases averaging 3.0%, and higher benefit costs.  Dollar changes for all other operating expense categories were modest, generally reflecting overall franchise growth.  For the remainder of the year, we expect growth in non-GVT operating expenses to be in the low double-digits range, again reflective of franchise growth, particularly as we open our new offices.

The quarterly effective tax rate was 25.1% in 2008 and 27.0% in 2007. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Condition and Results of Operations (six months ended June 30, 2008)

At June 30, 2008, total assets of the Company were up $67.2 million or 5.3% from December 31, 2007. Cash and equivalents (cash, balances and federal funds sold) increased as a result of cash held at GVT.  Securities decreased as a result of early in the year calls.  Loans grew $63.4 million or 6.9%. This growth occurred in all portfolios.  Total deposits at June 30, 2008, were up 4.4% with growth mostly in consumer and commercial deposits. Municipal deposit growth was small.

Net interest income improved 15.9% for the six-month period in 2008 from the same period in 2007. The increase in net interest spread was caused by rates on interest-bearing liabilities falling faster than yields on interest-earning assets combined with growth in the average balance of these liabilities and assets.  Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2008 and 2007 follows:

		2008			2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Total interest-earning
assets	$1,191,848	37,803	6.34%	1,152,633	38,298	6.65%

Total interest-bearing
liabilities	$1,016,877	13,436	2.64%	975,428	17,369	3.56%

Interest rate spread			3.70%			3.09%

Net interest margin		$24,367	4.09%		$20,929	3.63%

Other income for the six months ended June 30, 2008, increased 58.2% to $11.6 million from $7.3 million in 2007. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and a general increases in service fees.  Trust and investment services income grew 109.6% on an increase in assets under management from organic growth and the GVT acquisition.  For the six-month period ended June 30, 2008, the book value of assets under management, our measure of customer growth, increased 55.1% or $569.9 million.

For the six month period ended June 30, 2008, we experienced a 10.7% increase in mortgage originations over the same period in 2007.  Along with this increase in volume was the net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the six-month periods ended June 30,
(dollars in thousands).

	2008	2007
Purchase money mortgages	$36,242	39,517
Refinance mortgages	31,353	21,572
Total mortgage originations	$67,595	61,089

Percentage of loans retained in portfolio	41.6%	33.8%

Operating expenses increased 25.1% or $4.6 million for the six months ended June 30, 2008, over the same period in 2007 with GVT accounting for $2.6 million of the increase.  Most of the increases came in salary and employee benefits, professional and other services, and intangible amortization.  Excluding the effect of GVT, salaries and employee benefits were higher due to a higher headcount, salary increases and higher benefit costs. Professional fees were higher due to outside consulting services.

The Company's effective tax rate for the year to date in 2008 decreased to 26.5% from 27.0% in 2007. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2007, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the six months ended June 30, 2008, cash flows from all activities provided $6.4 million in net cash and cash equivalents versus using $8.0 million for the same period in 2007.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $11.9 million in 2008 versus $8.5 million in 2007.  Both the largest source and use of operating cash in 2008 and 2007 were loans held for sale.  Activity in both years was fairly similar. Excluding the effects of loans held for sale, operating activities provided $12.4 million of cash for the six-month period in 2008 and $8.1 million in 2007.

For the first six months of 2008, investing activities used $58.4 million in cash and equivalents while using $25.1 million in 2007. The largest uses in both years were net loan originations and purchases.  Also included in investing activities in 2008 was $10.1 million of cash used to purchase GVT.

Cash provided by financing activities was $52.9 million in 2008 versus $8.7 million in 2007.  The main contributor in both years was deposit activity, which was significantly higher in 2008 than in 2007. Cash provided by financing activities in 2007 was negatively impacted by our $20.6 million repayment of junior subordinated debentures.

For the remainder of 2008, cash for growth is expected to come primarily from operating activities and customer deposits throughout our market area.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2007.

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2008, the Company and Bank are categorized as "well-capitalized."   This is unchanged from December 31, 2007, and management anticipates no change in this classification for the foreseeable future.

Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the six-month periods ended June 30, 2008, and 2007 follow (dollars in thousands):

	June 30,
	2008	2007
Balance at beginning of period	$9,679	9,041
Provision for loan losses	2,025	915
Loans charged off	(964)	(949)
Recoveries on loans previously charged off	300	327
Balance at end of period	$11,040	9,334

Allowance as a percentage of total period end loans	1.13%	1.07%

Allowance as a percentage of non-performing loans	108.4%	142.4%

The provision for loan losses for the six-month period ended June 30, 2008 was significantly higher than the same period in 2007 with much of the increase due to growth in reserves for impaired loans.  Net charge-offs were equal in both periods at $0.6 million.  However, during the quarter, impaired loans grew by $5.1 million and the allowance associated with these impaired loans increased $0.5 million.

The balance in the allowance, funded by the provision for loan losses, has also increased commensurate with the increased risk in the portfolio from identified impaired loans and from growth in the total loan portfolio. As discussed more fully in our Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  These factors include specific allocations for impaired loans, and allocations associated with historical charge-offs.  Allocations for both impaired loans and for historical charge-offs have increased from last quarter and year-end.

Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2008, is adequate at $11.0 million.

Impaired Loans and Non-Performing Assets

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2008, and 2007 and twelve months ended December 31, 2007, follows (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2008	2007	2007

Recorded investment at period end	$10,318	5,230	6,469
Impaired loans as percent of total loans	1.06%	0.57%	0.74%
Impaired loans with related allowance	$2,825	868	764
Related allowance	$1,130	675	421
Average investment during period	$7,085	6,171	6,492
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

During the current quarter, we experienced an increase in impaired and non-performing loans.  This increase was concentrated in commercial and residential loans, and was principally associated with one borrower in the real estate investment industry.  These loans are partially secured by marketable securities and first-lien residential mortgages.  The amount of impairment is based upon the current valuation of this collateral. However, we are in the process of obtaining additional collateral from the borrower and anticipate a reduction in the credit risk associated with this relationship during the coming months.

Excluding this one relationship, non-performing assets changed little from last quarter, and seem to be showing stability. However, should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, non-performing assets will increase.  If that occurs we would need a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses. Though our local economy remains stable, state and national economic statistics suggest a continued slow-down, which could ultimately impact the ability of our borrowers to service their indebtedness to us.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$-	36	5
Real estate-commercial	-	-	-
Real estate-residential	75	133	-
Consumer and other	89	86	81
Total past due 90 days or more and accruing	164	255	86

Loans in non-accrual status:
Commercial, financial & agricultural	4,055	971	535
Real estate-commercial	3,317	3,703	5,401
Real estate-residential	2,635	541	503
Consumer and other	11	15	30
Total non-accrual loans	10,018	5,230	6,469
Total non-performing loans	10,182	5,485	6,555

Other real estate owned
Commercial	434	459	117
Residential	303	232	-
Total other real estate owned	737	691	117

Total non-performing assets	$10,919	6,176	6,672

Non-performing loans to total period-end loans	1.04%	0.60%	0.75%

Non-performing assets to total period-end
loans and other real estate	1.12%	0.67%	0.76%

There were no troubled debt restructurings.

Total non-performing loans increased $4.7 million to $10.2 million at June 30, 2008, from $5.5 million at December 31, 2007, and $6.6 million at June 30, 2007.  The 2008 increase was due to the factors discussed in "Impaired Loans" above.

At June 30, 2008, other real estate owned consisted of three commercial and three residential properties. We are actively pursuing their liquidation.

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

FASB issued a replacement to the current Statement No. 141 Business Combinations, in December 2007. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. This replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values, which we utilized for our GVT acquisition. The replaced Statement 141's guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.

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

FASB issued Statement No 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to FASB Statement No. 133), in March 2008. Statement 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and related Interpretations, and how derivative instruments and related hedged items affect a company’s financial positions, financial performance, and cash flows.  The required disclosures include the fair value of derivative instruments and their gains and losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and a company’s strategies and objectives for using derivative financial instruments. The statement also requires entities to disclose information that would enable users of its financial statements to understand the volume of its derivative activity.

Statement 161 is effective for our fiscal 2009 financial statements.  The format and specific disclosures related to our derivative activity will depend upon the nature of our derivative’s activity at that time.

FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, in May 2008. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Given our current accounting policies we expect this statement will have no impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As you read in our annual report, we predicted market interest rates for 2008 to fall early in the year, and then stabilize.  To date, this has been the case, and, considering our liability-sensitive balance sheet, our net interest income has been positively impacted.  We believe the Federal Open Market Committee (FOMC) will raise rates ¼% to ½% before the year ends.  Should this or a larger increase occur, it is likely our net interest margin and interest spread will decline as rates paid on liabilities will rise faster than rates earned on assets.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus-200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at June 30, 2008 and December 31, 2007.  Our models suggest our interest rate risk has increased slightly due to our belief that market rates are likely to rise in the near term.

Changes in Interest	Estimated
Rates	Percentage Change in
(basis points)	Future Net Interest Income
	2008	2007
+200	(2)%	(1)%
+100	(5)	(4)
No change	-	-
-100	4	4
-200	n/m *	n/m*

	*not meaningful

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2008, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods indicated in 2008, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award and the Canandaigua National Corporation for treasury.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  The Company and Bank purchase prices per share were determined based on the most recent open-market transaction know to us immediately preceding the purchase.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2008	190	$ 324.66	Treasury
March 2008	1,690	$ 313.76	Treasury
June 2008	1,822	$ 310.14	Treasury
June 2008	11	$ 310.14	Arthur S. Hamlin Award

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information - Common Stock Trade

While the Company's stock is not actively traded, it trades sporadically on the Over-the-Counter Bulletin Board system and periodically in auctions conducted by the Bank’s Trust Department as agent for selling shareholders at their request. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table sets forth a summary of open-market transactions regarding the Company's common stock during each period for transactions that were administered by the Bank’s Trust Department:

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 13, 2008	950	$ 313.76	$ 330.00	$ 305.00
June 12, 2008	953	$ 310.14	$ 325.00	$ 305.25

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(20)	Interim Period Letter to Shareholders	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 7, 2008	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

August 7, 2008	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer