Form 10-Q
period 2008-09-30
CANANDAIGUA NATIONAL CORP
filed 2008-11-06
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

The number of shares outstanding of each of the issuer's classes of common stock was 472,348 shares of common stock, par value $20.00, outstanding at October 24, 2008.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2008

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2008 and December 31, 2007 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$58,799	38,360
Federal Funds Sold and interest-bearing deposits with other financial institutions	2,240	2,532
Securities:
- Available for sale, at fair value	97,313	110,814
- Held-to-maturity (fair value of $161.369 in 2008 and $156,609 in 2007)	161,336	155,411
Loans:
Commercial, financial and agricultural	203,535	194,395
Commercial mortgage	386,773	349,430
Residential mortgage - first lien	198,843	158,655
Residential mortgage - junior lien	71,348	69,407
Consumer-automobile indirect	165,786	119,775
Consumer and other	24,707	23,030
Loans held for sale	2,538	1,810
Total gross loans	1,053,530	916,502
Plus: Net deferred loan costs	5,738	4,047
Less: Allowance for loan losses	(11,695)	(9,679)
Loans - net	1,047,573	910,870
Premises and equipment - net	10,235	13,477
Accrued interest receivable	7,381	6,803
Federal Home Loan Bank stock and Federal Reserve Bank stock	4,332	3,765
Goodwill and intangible assets	15,854	1,201
Other assets	15,372	13,116
Total Assets	$1,420,435	1,256,349

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$169,508	156,223
Interest-bearing	122,681	102,949
Savings and money market	454,582	383,001
Time	455,660	418,360
Total deposits	1,202,431	1,060,533
Borrowings	57,386	42,362
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	12,124	9,699
Total Liabilities	1,323,488	1,164,141

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2008 and 2007	9,732	9,732
Additional paid-in capital	8,598	8,443
Retained earnings	83,891	78,100
Treasury stock, at cost (14,276 shares at September 30, 2008
and 12,361 at December 31, 2007)	(4,704)	(4,198)
Accumulated other comprehensive income (loss), net	(570)	131
Total Stockholders' Equity	96,947	92,208
Total Liabilities and Stockholders' Equity	$1,420,435	1,256,349

See accompanying notes to unaudited condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2008 and 2007 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2008	2007	2008	2007
Interest income:
Loans, including fees	$16,406	16,193	$47,646	46,804
Securities	2,379	2,529	7,022	7,598
Federal funds sold and other	26	264	302	1,563
Total interest income	18,811	18,986	54,970	55,965
Interest expense:
Deposits	5,071	7,779	16,719	23,052
Borrowings	547	6	825	18
Junior subordinated debentures	761	578	2,271	2,662
Total interest expense	6,379	8,363	19,815	25,732
Net interest income	12,432	10,623	35,155	30,233
Provision for loan losses	900	870	2,925	1,785
Net interest income after provision for loan losses	11,532	9,753	32,230	28,448

Other income:
Service charges on deposit accounts	2,237	1,832	6,498	5,222
Trust and investment services income	2,711	1,353	8,157	3,951
Net gain on sale of mortgage loans	108	152	463	427
Mortgage servicing income, net	137	151	419	446
Loan-related fees	115	156	291	317
Loss on write-down and call of securities, net	(700)	-	(698)	(1)
Other operating income	378	580	1,426	1,175
Total other income	4,986	4,224	16,556	11,537

Operating expenses:
Salaries and employee benefits	6,138	5,367	18,208	15,653
Occupancy, net	1,455	1,299	4,361	3,941
Marketing and public relations	424	490	1,332	1,324
Office supplies, printing and postage	334	326	1,055	962
Professional and other services	747	376	2,802	1,304
Technology and data processing	1,084	882	2,823	2,529
Intangible Amortization	170	44	841	131
FDIC insurance	185	32	436	97
Other operating expenses	943	617	2,577	1,842
Total operating expenses	11,480	9,433	34,435	27,783

Income before income taxes	5,038	4,544	14,351	12,202
Income taxes	1,380	1,203	3,844	3,270
Net income	$3,658	3,341	$10,507	8,932

Basic earnings per share	$7.74	7.01	$22.18	18.74
Diluted earnings per share	$7.61	6.88	$21.80	18.37

See accompanying notes to unaudited condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine-month periods ended September 30, 2008 and 2007 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2007	474,263	$9,732	8,443	78,100	(4,198)	131	92,208
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of ($211)		-	-	-	-	(230)	(230)
Change in unrealized loss on
securities available for sale,
net of taxes of ($303)		-	-	-	-	(471)	(471)
Net income		-	-	10,507	-	-	10,507
Total comprehensive income							9,806
Recognition of stock option
expense		-	10	-	-	-	10
Purchase of treasury stock	(4,292)	-	-	-	(1,343)	-	(1,343)
Sale of treasury stock	11	-	-	-	3	-	3
Exercise of stock options,
including tax benefit of $144	2,366	-	145	(450)	834	-	529
Cash dividend - $9.00 per share		-	-	(4,266)	-	-	(4,266)
Balance at September 30, 2008	472,348	$9,732	8,598	83,891	(4,704)	(570)	96,947

Balance at December 31, 2006	476,600	$9,732	8,107	70,184	(3,541)	(923)	83,559
Comprehensive income:
Change in unrealized loss on
securities available for sale,
net of taxes of $383		-	-	-	-	588	588
Net income		-	-	8,932	-	-	8,932
Total comprehensive income							9,520
Recognition of stock option
expense		-	68	-	-	-	68
Purchase of treasury stock	(4,643)	-	-	-	(1,555)	-	(1,555)
Sale of treasury stock	6	-	-	-	2	-	2
Exercise of stock options,
including tax benefit of $217	3,618	-	217	(648)	1,320	-	889
Cash dividend - $8.00 per share		-	-	(3,813)	-	-	(3,813)
Balance at September 30, 2007	475,581	$9,732	8,392	74,655	(3,774)	(335)	88,670

See accompanying notes to unaudited condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2008 and 2007 (Unaudited) (dollars in thousands)

	2008	2007

Cash flow from operating activities:
Net income	$10,507	8,932
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,411	2,598
Provision for loan losses	2,925	1,785
Deferred income tax benefit	(1,696)	(376)
Loss on write-down and call of securities, net	698	1
(Income) loss from equity-method investments, net	(123)	14
Net gain on sale of mortgage loans	(463)	(427)
Originations of loans held for sale	(59,478)	(59,872)
Proceeds from sale of loans held for sale	59,213	61,393
Stock option expense	10	68
Increase in other assets	(1,054)	(1,096)
Decrease (increase) in accrued interest payable and other liabilities	1,984	(414)
Net cash provided by operating activities	15,934	12,606

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	54,698	16,653
Purchases	(42,675)	(15,438)
Securities held to maturity:
Proceeds from maturities and calls	25,539	30,400
Purchases	(32,049)	(43,083)
Loan purchases, originations and principal collections -- net	(139,707)	(44,210)
Fixed asset purchases – net of proceeds from sale of $5,460 in 2008	1,938	(1,513)
Purchase of FHLB and FRB stock – net	(568)	(198)
Investment in equity-method investments	(38)	(47)
Acquisition, net of cash acquired	(10,092)	-
Proceeds from sale of other real estate	641	283
Net cash used in investing activities	(142,313)	(57,153)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	104,598	18,657
Net increase in time deposits	37,300	20,662
Overnight borrowings, net	(5,200)	-
Proceeds from term borrowings	15,000	-
Principal repayments on term borrowings	(95)	(46)
Principal repayment of junior subordinated debentures	-	(20,619)
Proceeds from issuance of junior subordinated debentures	-	20,619
Proceeds from sale of treasury stock	3	2
Payments to acquire treasury stock	(1,343)	(1,555)
Proceeds from issuance of treasury stock under stock option plan	385	672
Tax benefit from stock option exercise	144	217
Dividends paid	(4,266)	(3,813)
Net cash provided by financing activities	146,526	34,796

Net increase (decrease) in cash and cash equivalents	20,147	(9,751)
Cash and cash equivalents - beginning of period	40,892	73,340
Cash and cash equivalents - end of period	$61,039	63,589

Supplemental disclosure of cash flow information:
Interest paid	$19,971	25,590
Income taxes paid	4,98	3,624
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$807	303
Acquisition:
Fair value of assets acquired (noncash)	15,152	-
Fair value of liabilities assumed	5,060	-

See accompanying notes to unaudited condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2007, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Dividend

On July 9, 2008, the Board of Directors declared a semi-annual $4.75 per share dividend on common stock to shareholders of record on July 19, 2008, which was paid on August 1, 2008.  This is in addition to the semi-annual $4.25 per share dividend on common stock declared in January 2008 and paid in February 2008.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2008 and 2007 follow (dollars in thousands, except share data):

	Three months ended		Nine months ended
	September 30		September30
For the three months ended September 30,	2008	2007	2008	2007
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,658	3,341	10,507	8,932
Weighted average common shares outstanding	472,779	476,302	473,702	476,586
Basic earnings per share	$7.74	7.01	22.18	18.74

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,658	3,341	10,507	8,932
Weighted average common shares outstanding	472,779	476,302	473,702	476,586
Effect of assumed exercise of stock options	7,787	9,301	8,243	9,603
Total	480,566	485,603	481,945	486,189
Diluted earnings per share	$7.61	6.88	21.80	18.37

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and nine-month periods ended September 30, 2008 and 2007 follows (dollars in thousands).

Three months ended September 30,	2008			2007
	Bank	CNBM	GVT	Bank	CNBM
Revenues:
From external customers	$16,267	141	1,010	14,645	202
Intersegment	(495)	508	(13)	(355)	355
Total segment revenues	$15,772	649	997	14,290	557

Net income:
Bank	$3,778			3,411
CNBM	213			141
GVT	36			-
Total segment net income	4,027			3,552
Eliminations	(369)			(211)
Total net income	$3,658			3,341

Nine months ended September 30,	2008			2007
	Bank	CNBM	GVT	Bank	CNBM
Revenues:
From external customers	$47,540	565	3,606	41,235	535
Intersegment	(1,094)	1,112	(18)	(864)	864
Total segment revenues	$46,446	1,677	3,588	40,371	1,399

Net income:
Bank	$10,752			9,190
CNBM	468			264
GVT	(112)			-
Total segment net income	11,108			9,454
Eliminations	(601)			(522)
Total net income	$10,507			8,932

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

Gross servicing fees earned by the Company for the three-month periods ended September 30, 2008 and 2007, respectively, amounted to $234,000 and $241,000, and for the nine-month periods ended September 30, 2008 and 2007 amounted to $704,000 and $714,000, respectively.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the nine-month periods ended September 30, 2008 and 2007, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2008		2007
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$1,091	$ 2,344	$1,331	$ 2,540
Originations	130		76
Amortization	(285)		(269)

Balance at September 30,	$936	$ 2,353	$1,138	$ 2,420

Fair value is determined through estimates provided by a third party, using inputs including quoted prices for similar assets in active markets, and inputs that are observable for this asset, either directly or indirectly. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there is a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at September 30, 2008 and 2007, and the sensitivity of such values to changes in those assumptions are summarized in the 2007 and 2006 Annual Report and are substantially the same.

(6) Acquisitions of Trust Company

On January 2, 2008, the Company completed its acquisition of 100% of the voting shares of Genesee Valley Trust Company (GVT), a Rochester-based trust company.  The acquisition of GVT provides the Company with additional trust and investment services income.  The total cash purchase price will approximate $18.3 million to $21.3 million depending upon the achievement of certain operating results over the next three years.  An initial payment of $13.1 million was made at closing. The acquisition resulted in the recording of certain intangible assets and goodwill all of which totaled $15.6 million, and substantially all of which will be deductible for income tax purposes.  Financial results for GVT are included in the consolidated financial statements of the Company beginning with the first quarter of 2008.

(7) Fair Value Measurements

We implemented the provisions of Financial Accounting Standards Board (FASB) Statement No. 157 [as amended], Fair Value Measurements, on January 1, 2008. (In accordance with FASB Statement of Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has delayed application of Statement No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.) This Statement provides guidance for using fair value to measure assets and liabilities and requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, and the effect of fair value measurements on earnings. This standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.   Implementation of this statement had no practical impact on our financial position or results of operations, because there was no substantive change in our accounting for the financial instruments we report at fair value. The following disclosures are required under this standard:

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

Securities Available-for-Sale

All fair values for securities are determined using independent pricing services and market-participating brokers, or internal matrix models using observable inputs. We have categorized all securities available-for-sale as Level 2. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. We obtain a single market quote or price estimate for each security.  None of the quotes or estimates is considered a binding quote, as we would only request one if we had the positive intent to sell the securities in the foreseeable future. Internal matrix models are used for non-traded municipal securities.  Our matrix considers observable inputs, such as benchmark interest rates and spreads.

The Level 3 fair values are determined using unobservable inputs and included pooled trust preferred securities transferred to Level 3 in the third quarter of 2008. There is a very limited market and limited demand for pooled trust preferred securities due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. We considered fair values from a pricing service derived from inputs from an inactive market. We also considered fair value derived from our own assumptions with data from outside brokerage firms, as to expected cash flows and approximate risk-adjusted discount rates.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets
Securities available-for-sale	$ -	$ 96,876	$ 437	$ 97,313
Total assets	$ -	$ 96,876	$ 437	$ 97,313

Liabilities
Interest rate swap agreement	$ -	$ 541	$ -	$ 541
Share-based payments	-	549	-	549
Total liabilities	$ -	$ 1,090	$ -	$ 1,090

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2008 (dollars in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008

Securities available for sale (Level 3), beginning of period	$-	-
Transfers into Level 3	1,137	1,137
Impairment charges included in earnings	(700)	(700)
Securities available for sale (Level 3), end of period	$437	437

Certain assets, liabilities and unfunded lending-related commitments are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). For our Company, these include loans held for sale, collateral-dependent impaired loans, other real estate owned, mortgage servicing rights, intangible assets, and commitments. At September 30, 2008, and during the three-and nine-month periods ended September 30, 2008, the balance and impact of these items were not material with the exception of collateral –dependent impaired loans. The fair values of collateral-dependent impaired loans improved as measured by the change in reserves, which decreased $0.8 million, net for the third quarter principally due to our securing additional collateral underlying these impaired loans.

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

(8) Income taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any significant unrecognized tax benefits, and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

(9) Borrowings

During the quarter ended September 30, 2008, the Company entered into two fixed-rate, term borrowings totaling $15 million from the Federal Home Loan Bank of New York. These borrowings are collateralized by residential mortgages. Terms of the borrowings follow (dollars in thousands):

Amount	Interest Rate	Maturity Date
$7,500	3.32%	August, 2009
$7,500	3.64%	August, 2010

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

Significant Events During this Year

In October 2008, we opened our 22nd banking office.  This full-service office is located in the town of Henrietta of Monroe County, New York.  We own the building which is subject to a multi-year ground lease.

In July 2008, we entered into a five-year lease agreement for an office in Sarasota, Florida.  We expect to open the office close to the end of 2008. The office will principally serve our out-of-state trust customers.

In June 2008, we completed the sale and subsequent lease-back of nine banking offices.  Total proceeds from the sale amounted to $5,460,000.  The carrying value and transaction costs totaled $4,013,000, resulting in a net gain of $1,447,000.  Included in this gain was a loss on disposal of one office, amounting to $111,000.  The gross gain of $1,558,000 is deferred and included in Accrued Interest Payable and Other Liabilities in the balance sheet will be amortized as a credit to Occupancy expenses on a straight-line basis over the next 15 years, the term of the underlying leases.

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

Financial Overview

We are pleased to report Canandaigua National generated net income of $3.7 million for the three-months ended September 30, 2008, an increase of 9.5% over the $3.3 million for the same period in 2007.  Diluted earnings per share were $7.61 and $6.88 for these periods, respectively.  Reflecting franchise growth and the GVT acquisition, earnings were positively impacted by a $2.6 million (17.3%) growth in total revenues (net interest income and non-interest income). Operating expenses increased $2.0 million (21.7%).  Included in our three month results was a $0.9 million increase in the provision for loan loss, due to substantial loan portfolio growth. Additionally, we recognized a $0.7 impairment on the value of certain investment securities.

In the third quarter we continued to grow the balance sheet with gross loans increasing 7.6%. Securities grew 2.5%.  On the liability side of the balance sheet total deposits grew 8.6% reflecting a flight of retail and commercial deposits to safe banks, such as ours, and the seasonal inflow of municipal deposit from property tax receipts. Borrowings grew 1.2% to fund asset growth beyond deposit inflows.

Off-balance sheet asset growth for the quarter has been slower than on-balance sheet growth with a $13.1 million (0.8%) net increase in the book value of assets under management. However, the poor performing stock market resulted in a $129.9 million (7.4%) decline in, the value of assets under management.

For the nine month period ended September 30, 2008, net income grew 17.6% to $10.5 million compared to $8.9 million for the nine months ended September 30, 2007. Diluted earnings per share were $21.80 and $18.37 for the same nine-month periods.  Since the end of the year, the balance sheet grew 13.1% with loans up 15.1% and deposits up 13.4%.  Off-balance sheet, giving effect of the GVT acquisition, the market value of assets under management fell 10.0%. On a relative basis, the market indices are down nearly twice as much with the Dow Jones Industrial average down 18.2% for the first nine months of the year and the S&P 500 down 20.6%.

Financial Condition (three months ended September 30, 2008)

At September 30, 2008, total assets were $1,420.4 million, up $96.9 million or 7.3% from $1,323.5 million at June 30, 2008. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) grew $13.8 million to $61.0 million, mostly as a result of seasonal inflows of municipal deposits.

Investment securities grew $6.5 million from June 30, 2008 as we replaced securities which were called earlier in the year. All of this growth has been in the held-to-maturity portfolio, and comprised mostly of tax-exempt municipal obligations.  We anticipate purchasing additional securities during the remainder of the year in both the held-to maturity and available-for sale portfolios, and expect maturities to be in the short to medium term (under five years), consistent with our asset-liability management needs.

The investment portfolio consists principally of New York State municipality obligations (85.2% of total at September 30, 2008) with the remainder mostly in US Treasury and US government sponsored agency obligations.  Included in these are secured obligations of the Federal National Mortgage Agency (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). Both of these agencies were taken into conservatorship by the federal government in the recent quarter.  The agency obligations we hold are senior-secured and have not been subject to the market losses incurred by non-secured obligations. Additionally, we have not and do not hold any common or preferred stock of these agencies. With the exception of the following, we consider all unrealized losses in the portfolio to be temporary and we have the ability and intent to hold these securities until their fair value recovers.

We hold approximately $1.2 million of bank trust-preferred securities with a cost basis of $2.0 million, accounting for less than one-half of one percent of our total securities.  These securities are backed by debt obligations of banks, with about half of the securities backed by some of the largest U.S. banks and the other half backed by a pool of banks (pooled trust preferred). Because of the recent market upheaval and the fear of additional bank failures, the market value of these securities has fallen sharply.  There has been no reduction in our cash receipts (interest) on these securities; that is they are current as to principal and interest.  However, the collateral underlying the pooled trust preferreds has diminished due to debt defaults and interest deferrals of some of the banks.  We analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Our analysis indicated these cash flows would be insufficient, and accordingly, we have written down these pooled trust preferreds by $0.7 million during the quarter.  For income tax planning purposes we may sell these pooled trust preferred securities, the timing of which is not determinable because there is little demand for these types of securities, and it is possible their value might improve in the near term as a result of the federal government’s financial package announced in October. Further write-downs could occur should the fair value decline.

The following table presents the types and carrying values of securities at September 30, 2008 (dollars in thousands.)

	Available for	Held to
	Sale	Maturity

Securities Available for Sale:
U.S. Treasury	$-	6,998
U.S. government sponsored agencies obligations	29,068	13
State and municipal obligations	66,353	153,899
Corporate and foreign obligations	1,186	426
Equity securities	706	-

Total securities	$97,313	161,336

Gross loans increased $75.1 million to $1,059.3 million. The commercial portfolio increased $12.4 million on strong originations of real estate secured loans.  The residential loan portfolios grew $22.7 million with our 3- and 10-year callable products continuing to account for most of the increase. The consumer loan portfolios increased $40.0 million for the quarter, substantially all of which came in the indirect automobile loan portfolio.  Though overall automobile sales in the region are down relative to 2007, our originations have increased, we believe, on the strength of our customer service, particularly of dealers, our market-competitive pricing, the pullback of national lenders, manufacturer-based lenders, and a decline in leasing. For the remainder of 2008, we expect total loans to continue to increase with growth, albeit slower, in all portfolios.  We will endeavor to slow the growth rate of the portfolio commensurate with the growth rate of our equity capital.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at September 30, 2008, were $1,202.4 million and were up $95.7 million from June 30, 2008.  As discussed in our Annual Report, we experienced a large outflow of municipal deposits in December 2007, driven by multi-national and regional banks needs for term deposits to create balance sheet liquidity.  These deposits returned to our Bank during the first quarter, but as happened in December, we saw these municipal deposits move to the larger banks once again in June due to aggressive pricing from those institutions.   By September of this year much of these municipal deposits once again returned to our Bank.  For the quarter, consumer and business deposits grew $55.0 million (5.6%), while municipal deposits grew $ 40.7 million (24.6%). Average total deposits for the quarter increased $25.5 million (2.3%).

Growth in deposit types occurred mostly in the higher interest-cost accounts (savings, money-market, time), and less so in the lower interest-cost accounts (demand). We believe this relative growth pattern will continue for the remainder of the year.  Consumers and businesses have been shifting cash from non-bank accounts (stock market, money market mutual funds, etc.) into our Bank, preferring safety and liquidity, over volatility.  During this quarter, we raised approximately $15 million in brokered deposits, which were used to fund the growth in indirect loans and match the interest costs against this portfolio for asset-liability management purposes.  The indirect loan portfolio continues to grow, and, as a result, we may raise additional brokered deposits, if needed.

Total borrowings increased a modest $0.7 million for the quarter, amounting to $57.4 million at September 30, 2008. Of this total, $36.4 million was overnight borrowings and $15.7 million was term borrowings from the Federal Home Loan Bank of New York (FHLB), all of which was secured by residential mortgage loans.  The remaining $5.3 million was net debt recorded upon the acquisition of GVT.  During the quarter we converted $15 million of FHLB borrowing from overnight to term-fixed in an effort to better match the interest rate risk and maturity characteristics of our loans. We expect to continue borrowing overnight to fund daily cash flows, and possibly increase term borrowings depending upon asset-liability management needs.

Results of Operations (three months ended September 30, 2008)

Net interest income increased $1.8 million or 17.0% for the quarter over the same quarter in 2007, reflecting the positive impact of the balance sheet's year-over-year growth and significantly improved margin. During the third quarter of 2008, market interest rates continued to fall and the yield curve was positively sloped.

On a tax-equivalent basis, compared to the same quarter in 2007, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.3 million positive impact on net interest income, while the change in rates had a $0.5 million positive impact. For the previous five quarters we had experienced an ever-improving margin due to a number of factors, including: our close management of interest rate risk within the context of a volatile interest rate environment, an overall declining interest rate environment, and an upwardly sloping yield curve.  Net interest margin for the current quarter widened from the same quarter in 2007 by 25 basis points. As anticipated in our last quarterly report, the result of the long-term general downward trend in interest rates has recently caused a slight narrowing of our net interest margin.  Asset yields continue to fall (6 basis points for the quarter) due to reinvestment in new loans and securities at rates lower than those maturing.  However, liability rates were near their lows given current interest rates and remained unchanged for the quarter.  As a result our net interest margin declined from 4.26% last quarter (June 30, 2008) to 4.20% this quarter. For the fourth quarter of 2008, we also anticipate a further decline in net interest margin caused mainly by the 50 basis point drop in the prime interest rate in October. However, we also expect net interest margin and spread will be higher on a year-over-year basis compared to the fourth quarter of 2007. Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2008 and 2007 follows (dollars in thousands).

		2008			2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,268,674	19,702	6.21%	1,147,171	19,687	6.86%

Total interest-bearing
liabilities	$1,082,741	6,379	2.36%	964,810	8,363	3.47%

Interest rate spread			3.85%			3.39%
Net interest margin		$13,323	4.20%		11,324	3.95%

The provision for loan losses was $0.9 million for the quarter, same as last year.  In 2008 the provision was primarily due to loan portfolio growth and consideration of qualitative aspects of the loan portfolio, while in 2007 most of the provision was due to changes in asset quality. A summary of the allowance for loan losses and net charge-offs for the year to date is presented in the following section.

Other income for the quarter ended September 30, 2008 increased 18.0% to $5.0 million from $4.2 million in 2007 with major categories showing improvement. Service charges on deposit accounts increased 22.1% on a combination of fee increases and growth in electronic banking services, mostly debit card transactions.

Trust and investment services income increased 100.4% from 2007 due to assets acquired through GVT, organic growth in assets under management, and adjustments in account fee structures implemented in the past two years.  At September 30, 2008, the market value of assets under management was $1,627.0 million compared to $1,202.9 million at September 30, 2007.  As noted in the previous section, since the beginning of 2008, the equity markets have declined from where they closed in 2007.  This decline, if continued, will have a negative relative effect on trust and investment income, since this income is tied to the market value of assets managed. However, because of the GVT acquisition, total trust and investment services income will be higher in 2008 than in 2007.

Mortgage originations for the quarter increased about 4.4% in 2008 when compared to 2007, and we retained a similar percentage of these loans in our portfolio in both years (see table below).  For the quarter, the net gain on the sale of mortgage loans improved slightly over 2007’s quarter mainly due to a higher relative mix of refinance loans, which are marginally more profitable than purchase money mortgages, and a higher gain recognized on the value of servicing rights retained.  Despite the continued negative national housing news, median housing prices in our market area remain relatively strong and sales of existing homes has declined only modestly. We have a positive outlook for the remainder of the year.  We expect total originations to remain near last year’s with a higher percentage of refinance mortgages in 2008 than 2007.  We also expect the net gain on sales of mortgage loans to exceed 2007’s.

CNB Mortgage Closed Loans by Type For the three-month periods ended September 30, (dollars in thousands)

	2008	2007
Purchase money mortgages	$29,768	30,570
Refinance mortgages	12,114	9,511
Total mortgage originations	$41,882	40,081

Percentage of loans retained in portfolio	52.3%	51.5%

Included in other income is the $0.7 million write-down of pooled trust preferred securities.

Operating expenses increased fairly substantially (21.7% or $2.0 million) for the quarter ended September 30, 2008, over the same three-month period in 2007.  GVT accounted for $1.1 million of the increase.  Excluding the effect of GVT, operating expenses increased by 9.5%, with increases occurring in almost all categories associated with franchise growth.  About half of the non-GVT expense growth came from salary and employee benefits cost increases.  These resulted from an increased number of employees, incumbent salary increases averaging 3.0%, and higher benefit costs.  Dollar changes for all other operating expense categories were modest, generally reflecting overall franchise growth.  For the remainder of the year, we expect growth in non-GVT operating expenses to be in the low double-digits range, again reflective of franchise growth, particularly as we open our new offices.

The quarterly effective tax rate was 27.4% in 2008 and 26.4% in 2007.  The change in the effective rate is attributable to a combination of the ratio of tax-exempt income to total income and an increase in our federal marginal tax rate due to our improved profitability.

Financial Condition and Results of Operations (nine months ended September 30, 2008)

At September 30, 2008, total assets of the Company were up $164.1 million or 13.1% from December 31, 2007. Cash and equivalents (cash, balances and federal funds sold) increased as a result of cash held at GVT and municipal deposit inflows.  Securities decreased as a result of early in the year calls.  Loans grew $138.7 million or 15.1%. This growth occurred in all portfolios with the largest increase in indirect automobile loans.  Total deposits at September 30, 2008, were up 13.4% with growth from all customer types: consumer, commercial, and municipal deposit.

Net interest income improved 16.3% for the nine-month period in 2008 from the same period in 2007. The increase in net interest spread was caused by rates on interest-bearing liabilities falling faster than yields on interest-earning assets (99 basis points versus 41 basis points) combined with growth in the average balance of these liabilities and assets.  Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2008 and 2007 follows:

		2008			2007
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Total interest-earning
assets	$1,215,768	57,505	6.31%	1,150,792	57,986	6.72%

Total interest-bearing
liabilities	$1,038,802	19,815	2.54%	971,019	25,732	3.53%

Interest rate spread			3.77%			3.19%

Net interest margin		$37,690	4.13%		$32,254	3.74%

Other income for the nine months ended September 30, 2008, increased 43.5% to $16.6 million from $11.5 million in 2007. Service charges on deposit accounts increased due to growth in electronic banking services, mostly debit card transactions and a general increases in service fees.  Trust and investment services income grew 106.5% on an increase in assets under management from organic growth and the GVT acquisition.  For the nine-month period ended September 30, 2008, the book value of assets under management, our measure of customer growth, increased 56.3% or $583.0 million.

For the nine month period ended September 30, 2008, we experienced an 8.2% increase in mortgage originations over the same period in 2007, driven by growth in refinance mortgages.  Along with this increase in volume was the net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(dollars in thousands)

	2008	2007
Purchase money mortgages	$66,010	70,087
Refinance mortgages	43,467	31,083
Total mortgage originations	$109,477	101,170

Percentage of loans retained in portfolio	45.7%	40.8%

Included in other income is the $0.7 million write-down of pooled trust preferred securities.

Operating expenses increased 23.9% or $6.7 million for the nine months ended September 30, 2008, over the same period in 2007 with GVT accounting for $3.7 million of the increase.  Most of the increases came in salary and employee benefits, professional and other services, and intangible amortization.  Excluding the effect of GVT, salaries and employee benefits were higher due to a higher headcount, salary increases and higher benefit costs. Professional fees were higher due to consulting and asset management services.

The Company's effective tax rate for the year to date in 2008 and 2007 was 26.8%.

Liquidity

Our principal source of day to day liquidity is through wholesale, secured borrowing lines from the Federal Home Loan Bank of New York (FHLB) and the Federal Reserve Bank of New York (FRB).  Since the beginning of the year, credit available to us under these lines has increased $46.2 million (25.2%) to $229 million in availability at September 30, 2008, consistent with the growth in residential and consumer loans, which secure these lines. During most of the third quarter of 2008 we have accessed these lines to provide funds for asset growth in excess of deposit growth.  At no time during the quarter did we experience any difficulties accessing these lines.  Furthermore, with the exception of one day in mid-September, the daily cost of borrowing has been within 40 basis points of the FRB’s fed funds rate.  Or, stated another way, the liquidity and credit crises faced by many financial and commercial institutions has not negatively affected our Company.  We have funds available to us, and have had no problem accessing them at reasonable rates.

For the nine months ended September 30, 2008, cash flows from all activities provided $20.1 million in net cash and cash equivalents versus using $9.8 million for the same period in 2007.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $15.9 million in 2008 versus $12.6 million in 2007.  Both the largest source and use of operating cash in 2008 and 2007 were loans held for sale.  Activity in both years was fairly similar. Excluding the effects of loans held for sale, operating activities provided $16.7 million of cash for the nine-month period in 2008 and $11.5 million in 2007.

For the first nine months of 2008, investing activities used $142.3 million in cash and equivalents while using $57.2 million in 2007. The largest uses in both years were net loan originations and purchases.  Also included in investing activities in 2008 was $10.1 million of cash used to purchase GVT.

Cash provided by financing activities was $146.5 million in 2008 versus $34.8 million in 2007.  The main contributor in both years was deposit activity, which was significantly higher in 2008 than in 2007. Net borrowings were also a source of cash in 2008.

For the remainder of 2008, cash for growth is expected to come primarily from operating activities and customer deposits throughout our market area.  To the extent necessary, we will also access our borrowing lines from the FHLB and FRB.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2007.

As discussed more fully in our 2007 annual report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	September 30, 2008	December 31, 2007

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$105,662	103,195
Commercial real estate and construction	$25,612	34,465
Residential real estate at fixed rates	$4,379	1,175
Home equity lines of credit	$75,741	55,353
Unsecured personal lines of credit	$15,976	15,967
Standby and commercial letters of credit	$11,165	9,946
Commitments to sell real estate loans	$2,538	1,810

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2008, the Company and Bank are categorized as "well-capitalized."   This is unchanged from December 31, 2007, and management anticipates no change in this classification for the foreseeable future.

With total asset growth exceeding 13% this year, compared with total stockholders’ equity growth of 5.1%, our overall leverage has increased, and our capital ratios have declined somewhat since the beginning of the year.  We intend to bring the growth of assets and equity more in balance during the coming quarter and into 2009 by slowing the rate of asset growth.

As part of the U.S. Treasury's Troubled Asset Relief Program (TARP), we will consider applying for the sale of senior preferred stock and warrants to the U.S Treasury.  If we apply and our application is approved, the additional capital will allow us to continue to fund loans in our community and grow the balance sheet at the pace demanded by our lending market.

There are still many unanswered questions as we consider applying. Chief among them are:

•

What is the true cost of the preferred stock? The stated dividend rate is 5%, but we may need to incur significant costs to file paperwork with the Securities and Exchange Commission for the issuance of the warrants.

•

What will be the redemption price of the warrants? They are to be redeemed at fair market value.  Given our minimal trading activity, we are unable to determine whether the government will adjust that value.

•

Will we be able to repurchase the warrants? If the government sells the warrants to a third party, it may be to a shareholder that does not share the same interests as our shareholders (buy and hold).

•

Will we be able to increase our annual dividend to common stockholders? We have historically increased our dividends, and our payout rate is roughly 30% of net income.  Under the TARP program, dividend increases must be approved by the government, and approval is not guaranteed.

•

What additional restriction will the government place on banks using TARP funds?  Though we are already highly regulated, it is possible additional laws and regulations may be enacted with respect to banks using TARP funds, the impact of which cannot be determined.

Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2008, and 2007 follow (dollars in thousands):

	September 30,
	2008	2007
Balance at beginning of period	$9,679	9,041
Provision for loan losses	2,925	1,785
Loans charged off	(1,343)	(1,868)
Recoveries on loans previously charged off	434	482
Balance at end of period	$11,695	9,440

Allowance as a percentage of total period end loans	1.11%	1.06%

Allowance as a percentage of non-performing loans	120.1%	150.0%

The provision for loan losses for the nine-month period ended September 30, 2008 was significantly higher than the same period in 2007 with the increase due to growth in the total loan portfolio and consideration of changes in the qualitative aspects of the loan portfolio.  Compared to September 30, 2007, the total loan portfolio has grown $164.1 million or 18.9%, while net charge-offs were nearly 35% lower in 2008 than in 2007.  During the year, impaired loans grew by $4.4 million, but the allowance associated with impaired loans decreased $0.4 million.

The balance in the allowance, funded by the provision for loan losses, has also increased commensurate with the increased risk in the portfolio from identified impaired loans and from growth in the total loan portfolio. As discussed more fully in our Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  These factors include specific allocations for impaired loans, and allocations associated with historical charge-offs, as well as our consideration of qualitative factors impacting the level of inherent risk in the portfolio.  Allocations for both impaired loans and for historical charge-offs have increased from last quarter and year-end.

Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2008, is adequate at $11.7 million.

Impaired Loans and Non-Performing Assets

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2008, and 2007 and twelve months ended December 31, 2007, follows (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2008	2007	2007

Recorded investment at period end	$9,595	5,230	6,149
Impaired loans as percent of total loans	0.91%	0.57%	0.69%
Impaired loans with related allowance	$313	868	1,229
Related allowance	$313	675	856
Average investment during period	$7,712	6,171	6,406
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

Though overall credit quality has declined somewhat year-over year, during the recent three-month period we experienced an improvement in credit quality as measured by loan impairment. Impaired loans declined during the current quarter by $0.7 million compared to June 30, 2008 due to a combination of loan collections and loan charge-offs, offset by additions of newly impaired loans.  Also declining during the quarter were impaired loans with a related allowance from $2.8 million at June 30, 2008 to $0.3 million at September 30, 2008, due to our success in obtaining additional collateral on several large lending relationships. The year-over-year increase in impaired loans has been driven principally by one $4.8 million commercial real estate relationship, which we believe is adequately collateralized as of September 30, 2008.

Non-performing assets (refer to table below) declined slightly from last quarter. However, should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, non-performing assets will increase.  If that occurs we would need a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses. Though our local economy remains stable, state and national economic statistics suggest a continued slow-down, which could ultimately impact the ability of our borrowers to service their indebtedness to us.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$27	36	53
Real estate-commercial	-	-	-
Real estate-residential	78	133	-
Consumer and other	40	86	92
Total past due 90 days or more and accruing	145	255	145

Loans in non-accrual status:
Commercial, financial & agricultural	4,063	971	1,026
Real estate-commercial	2,731	3,703	4,637
Real estate-residential	2,774	541	470
Consumer and other	27	15	16
Total non-accrual loans	9,595	5,230	6,149
Total non-performing loans	9,740	5,485	6,294

Other real estate owned
Commercial	639	459	194
Residential	237	232	109
Total other real estate owned	876	691	303

Total non-performing assets	$10,616	6,176	6,597

Non-performing loans to total period-end loans	0.93%	0.60%	0.71%

Non-performing assets to total period-end
loans and other real estate	1.01%	0.67%	0.74%

There were no troubled debt restructurings.

Total non-performing loans increased $4.3 million to $9.7 million at September 30, 2008, from $5.5 million at December 31, 2007, and $6.3 million at September 30, 2007.  The 2008 increase was due to the factors discussed in "Impaired Loans" above.

At September 30, 2008, other real estate owned consisted of four commercial and two residential properties. We are actively pursuing their liquidation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As you read in our annual report, we predicted market interest rates for 2008 to fall early in the year, and then stabilize.  As it turned out, for most of the first nine months of the year, interest rates have declined, and have continued to do so into October.  Current predictions suggest a further reduction in short-term interest rates before the end of the year, as inflation worries give way to economic slowdown worries.  We believe the Federal Open Market Committee (FOMC) may now lower rates an additional ¼% to ½% before the year end, as opposed to our earlier prediction that they would rise by that time period.  Though we have a liability-sensitive balance sheet, should this or a larger decrease occur, it is likely our net interest margin and interest spread will decline as rates paid on liabilities are near their lows and rates earned on assets will reset lower from their current rates.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus-200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at September 30, 2008 and December 31, 2007.  Our models suggest our interest rate risk has increased slightly from year end for a 200 basis point change in rates.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2008	2007
+200	(2)%	(1)%
+100	(4)	(4)
No change	-	-
-100	4	4
-200	(2)	n/m*

	*not meaningful

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2008, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2008	190	$ 324.66	Treasury
March 2008	1,690	$ 313.76	Treasury
June 2008	1,822	$ 310.14	Treasury
June 2008	11	$ 310.14	Arthur S. Hamlin Award
August 2008	258	$ 310.14	Treasury
September 2008	332	$ 320.11	Treasury

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

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 13, 2008	950	$ 313.76	$ 330.00	$ 305.00
June 12, 2008	953	$ 310.14	$ 325.00	$ 305.25
August 14, 2008	744	$ 320.11	$ 322.50	$ 312.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2004

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2004

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2005

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2005

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(20)	Interim Period Letter to Shareholders	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 6, 2008	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

November 6, 2008	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer