Form 10-K
period 2008-12-31
CANANDAIGUA NATIONAL CORP
filed 2009-02-13
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the most recent public stock sale of $310.14 per common share, was $146,677,000.

The Company's stock is not listed on a national securities exchange, and is not actively traded. Due to the limited number of transactions, the weighted average sales price disclosed in the Annual Report, which is incorporated herein by reference thereto, may not be indicative of the actual market value of the Company's stock.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2009: 471,919.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2008, and Proxy Statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into Parts I, II, and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2008

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, (the Company), is a bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York.  The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank, CNB Mortgage Company and Genesee Valley Trust Company.  The Bank is the principal source of the Company's operating revenue and net income.  (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report for 2008 (the "2008 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.)  In January 2008, the Company acquired all of the outstanding stock of Genesee Valley Trust Company, as more fully described in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.  In 2009, the Company expects to form a national trust company in the State of Florida.

A discussion of the principal segments of the Company follows.  Financial information for these segments can be found in Note 18 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.

The Canandaigua National Bank and Trust Company

The Canandaigua National Bank and Trust Company was incorporated as a national bank in 1887 under the laws of the United States of America.  Since that time, the Bank has operated as a national banking association doing business at its main office at 72 South Main Street, Canandaigua, New York, and several locations in Ontario County and Monroe County, New York. The Bank was granted trust powers in 1919 and was licensed to sell insurance in 1996. The Bank provides a full range of financial services to its retail, commercial and municipal customers through a variety of deposit, lending, trust, investment, and insurance products. These products are delivered through the Bank's network of community banking offices, which include drive-up facilities and automatic teller machines, other remote cash-dispensing machines, its customer call center, and the Internet.  A full description of the Bank's and Company's activities is set forth in Items 7 and 7a below.

The Bank is a majority owner in a real estate investment trust (REIT), which invests in a portion of the Bank's amortizing residential real estate loans, and a portion of the Bank's amortizing commercial real estate loans.

CNB Mortgage Company

CNB Mortgage Company (formerly known as Home Town Funding, Inc.), operates as the Company's mortgage department, and offers a full line of mortgage products.  It is engaged in underwriting and funding mortgages primarily in Western New York State, and it resells residential mortgage loans to the Bank and unaffiliated entities that service the loans.  The Company acquired 100% of Home Town Funding, Inc., in October 1997.

Genesee Valley Trust Company

Genesee Valley Trust Company (GVT) is a state chartered trust company headquartered in Rochester, NY.  It provides fiduciary, investment management, and retirement services.  The Company acquired 100% of the voting shares of GVT in January 2008.

Geographic Market Served

The Company's physical market area generally covers western Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs.  Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone, and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide.  Since the mid-1990s, the Bank has expanded into Monroe County and surrounding areas by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), Penfield (2004), Geneva (2006), and Henrietta (2007).  The Bank continues to pursue branch opportunities in its market area and plans to open additional offices in the City of Rochester and surrounding towns.

The Company's market area is a middle-class, economically diversified region that includes urban, suburban, and rural markets.  Rochester is the second largest city in New York State outside of New York City.  According to the U.S. Census Bureau's 2000 Census, the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 36.6 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older.  The median income of households in the Rochester MSA was $44,695. Seventy-

eight percent of the households received earnings, and 21 percent received retirement income other than Social Security.   In 2000, for the employed population 16 years and older, the leading industries were: education, health, and social services, 24 percent; manufacturing, 21 percent; and retail trade, 14 percent.  In 2000, the Rochester MSA had a total of 451,000 housing units, seven percent of which were vacant.  Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes.  In 2000, the Rochester MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service, and 81 percent of the households had access to a car, truck, or van for private use. Forty-two percent of households had two vehicles and another 16 percent had three or more.  The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, nine percent of owners without mortgages, and 47 percent of renters in the Rochester MSA spent 30 percent or more of household income on housing.

Competition

The Company considers its business to be highly competitive in its market area.  The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers.  The Company also competes with securities brokers, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.  According to the FDIC, there were approximately 8,300 insured depository institutions in the United States holding assets of $13.3 trillion as of September 30, 2008. The Bank was the 501st largest in the nation at $1.4 billion (top 6% of all banks, with one-tenth of one-percent of the banking assets).

The Company is generally competitive with financial institutions in its service area with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and fees for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location.  Based upon the most recent data* available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2008, the Company's share of deposits for all banks in the Rochester MSA was 9.15% ($1,125.9 million); 8.65% ($1,099 million) in 2007, and 8.10% ($1,011.2 million) in 2006.  At June 30, 2008, all banks in the Rochester MSA had total deposits of approximately $12.3 billion. [*This data excludes deposits held by non-bank financial institutions, which data is not publicly available.]

Employees

At December 31, 2008, the Company had 430 employees, 108 of whom worked on a part-time basis.  None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2008 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

Control Acquisitions -- The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, under the Bank Holding Company Act, any entity is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company.

THE BANK

The Canandaigua National Bank and Trust Company is a national bank chartered and regulated by the Office of the Comptroller of the Currency (the "OCC"). Its deposits are insured by the Federal Deposit Insurance Corporation (FDIC) through the Bank Insurance Fund. The Bank is also a member of the Federal Reserve System. The Bank is subject to supervision and regulation that subject it to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the Federal Reserve Board and the OCC. Because the Federal Reserve Board regulates the Company (the Bank's parent), the Federal Reserve Board also has supervisory authority which impacts the Bank.

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

Examinations and Audits -- The Federal Reserve Board and the OCC periodically examine and evaluate the Bank. Based upon such examinations, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the carrying value of such assets.

The FDIC Improvement Act of 1991 (FDICIA) -- The Bank must submit annual audit reports to federal regulators prepared by independent auditors. As allowed by regulations, the audit report of the Company is used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. FDICIA also requires that independent audit committees be formed, consisting of outside directors only. The committees of institutions with assets of more than $3 billion must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

The FDIC Reform Act of 2006 -- The FDIC Reform Act (Act) was signed into law in 2006.  The Act modernizes and strengthens the federal deposit insurance system to make it more responsive to consumer needs and fairer to banks.  It preserves the value of FDIC insurance by setting up a permanent system of inflation adjustments, authorizing the FDIC to increase coverage levels for inflation every five years and providing higher coverage for retirement accounts. It also smoothes out premium volatility in the old law by creating a range in which the fund reserve ratio can float; provides premium credits to banks (including the Bank) that built up the fund prior to 1997; and institutes a risk-based premium system.  The new system sets a designated reserve ratio of 1.25%, and because the ratio was below this level in 2006, the FDIC assessed premiums in 2007.  In 2008, the Deposit Insurance Fund suffered significant losses due to a number of large-bank failures.  As a result, insurance premiums to be paid by the Bank in 2009 and the foreseeable future are likely to be much higher than premiums recently paid, the amounts and timing of which are uncertain.

Capital Adequacy Requirements -- Refer to “Capital Adequacy Requirements” under “The Company,” above.

Community Reinvestment Act -- The Community Reinvestment Act of 1977 (CRA) and attendant regulations are intended to encourage banks to help meet the credit needs of their service area, including low- and moderate-income neighborhoods, consistent with the safe and sound operations of the bank. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications regarding establishing branches, mergers or other bank or branch acquisitions. Federal banking agencies make public a bank's performance rating under the CRA. In the case of a bank holding company, the CRA performance record of the bank(s) involved in the transaction is reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

CNB MORTGAGE COMPANY

CNB Mortgage Company (CNB Mortgage) is a New York State licensed mortgage banker. It is subject to New York State banking laws and regulations as well as the following significant federal laws and regulations: the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act.

GENESEE VALLEY TRUST COMPANY

Genesee Valley Trust Company (GVT) is a New York State licensed trust company. It is subject to New York State banking laws and regulations as well as federal regulation 12 CFR Part 9, also known as Reg. 9.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT Act) of 2001 was enacted in response to the terrorist attacks, which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the PATRIOT Act on financial institutions of all kinds is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Sarbanes-Oxley Act (SOA): The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, Interagency Guidelines Establishing Information Security Standards, and the Right to Financial Privacy Act. These laws and regulations regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

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

Minimum Tax. The Internal Revenue Code of 1986 imposes an alternative minimum tax (AMT) at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or AMTI). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company is subject to the AMT but has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, subject to certain limitations. The Company has no net operating loss carryforwards.

Corporate Dividends. The Company may exclude from its income 100% of dividends received from the Bank, CNB Mortgage, and Genesee Valley Trust Company as members of the same affiliated group of corporations.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines "critical accounting policy" as one that is "most important to the portrayal of the company's financial condition and results, and it requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain."  Management considers the "Allowance for Loan Losses" and “Valuation of Investment Securities” as the Company's critical accounting policies.  See Part II, Item 7 for a complete discussion.

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

Interest Rate Risk. The Company's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Company's products and services. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than its interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Liquidity Risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  The Company is subject to liquidity risk, which it mitigates by establishing and accessing lines of credit with various financial institutions and accessing the brokered CD markets. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, "Liquidity" for more information.

Breach of Information Security and Technology Dependence. The Company depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks, including the Internet. Despite instituted safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Company relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted, and the Company could be exposed to claims from customers. Any of these results could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Economic Conditions, Limited Geographic Diversification. The Company's operations are located in Western New York State. Because of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in this area, which include losses of manufacturing jobs in the Rochester area and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served" and "Competition."

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

Impairment of Intangible Assets or Goodwill. Through our recent acquisitions, we have intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are customer relationships. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include (a) significant underperformance relative to historical or projected future operating results, (b) significant negative industry or economic trends, and (c) significant and sustained decline in the underlying value of managed assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York.  The Company owns a building in Pittsford, New York, that is occupied by CNB Mortgage Company and leases an office in Pittsford, New York, that is occupied by Genesee Valley Trust Company.

As of December 31, 2008, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and twelve offices located in Monroe County, New York. Three are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years.  The main office of the Bank is located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva Offices.

The Bank, a member of the NYCE network, also provides, free to its customers, 24-hour banking services through nearly 50 automatic teller machines located at each office and through remote automatic teller machines and cash dispenser machines.   Management anticipates that in order to expand its service to its Monroe and Ontario County customers, the Bank may need to increase the number of automatic teller machines in operation from time to time.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The information required by this item with respect to market information, holders, dividends, sales of securities, and stock purchases are included in the section entitled Our Common Stock in our 2008 Annual Report and is incorporated herein by reference thereto.

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

THE CORPORATION'S COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, NOR IS IT ACTIVELY TRADED; LESS THAN 1.5% OF THE CORPORATION'S OUTSTANDING SHARES HAVE BEEN BOUGHT AND SOLD IN ANY YEAR REPRESENTED IN THE GRAPH.  DUE TO THE EXTREMELY LIMITED NUMBER OF TRANSACTIONS, THE AVERAGE SALE PRICE OF THE CORPORATION'S COMMON STOCK USED IN THE GRAPH MAY NOT BE INDICATIVE OF ITS ACTUAL VALUE.  THE GRAPH SET FORTH BELOW DEPICTS THE AVERAGE SALE PRICE OF THE CORPORATION'S COMMON STOCK BASED ONLY UPON TRANSACTIONS WHERIN THE BANK TRUST DEPARTMENT HAS ACTED AS AGENT FOR THE SELLING SHAREHOLDERS AT THEIR REQUEST.  THERE ARE PURCHASES AND SALES OF THE CORPORATION'S COMMON STOCK LISTED ON THE OTC BULLETIN BOARD SYSTEM FOR WHICH THE CORPORATION HAS LIMITED OR NO PRICE INFORMATION; THEREFORE, THE ACTUAL AVERAGE SALE PRICE OF ALL SHARES BOUGHT AND SOLD IN ANY PERIOD MAY BE DIFFERENT THAN SET FORTH IN THE GRAPH.

Total Return Performance
160
140
120
100
80
60
40
Index Value
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
Canandaigua National Corporation
NASDAQ Composite
SNL Bank $1B-$5B

	Period Ending
Index	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Canandaigua National Corporation	100.00	124.87	126.68	121.98	119.19	119.30
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2008 Annual Report and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Annual Report and is incorporated herein by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management in the 2008 Annual Report and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in the section entitled Consolidated Financial Statements in the 2008 Annual Report and is incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2008, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2008, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included in the 2008 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included in the sections entitled Information on Directors and Nominees, Transactions with Certain Related Persons, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference thereto, except for items required under Regulation S-K 229.401(b), (c), and 229.406, which follow.

All executive officers and significant employees listed below are employed by the Bank, have been employed by the Bank for at least five years, and have been in the business of banking for more than five years.  All executive officers and significant employees serve at the pleasure of the Board of Directors.  No executive officer or significant employee has any arrangement or understanding between them and any other person pursuant to which he or she was selected as an officer. Ages and titles are as of December 31, 2008.

Name	Age	Title
Gary L. Babbitt	51	Executive Vice President, Commercial Services
Joseph L. Dugan	46	Executive Vice President, Customer Value Management
George W. Hamlin, IV	67	President, Chief Executive Officer and Trust Officer
Richard H. Hawks, Jr.	57	Senior Vice President - Senior Fiduciary Officer
Lawrence A. Heilbronner	43	Executive Vice President , Finance and Operations - Chief Financial Officer
Gregory S. MacKay	59	Senior Vice President ,Treasury Services - Chief Economist
Mary Ann M. Ridley	59	Senior Vice President, Human Resources
Sandra U. Roberts	46	Senior Vice President, Information Technology
Karen C. Serinis	54	Senior Vice President, Retail Sales
Robert G. Sheridan	60	Executive Vice President, Retail Services, Cashier, and CRA Officer
Steven H. Swartout	50	Executive Vice President, Corporate Risk Operations, Security, Legal and Compliance - General Counsel
Scott B. Trumbower	48	Senior Vice President - Manager Wealth Strategies Group

The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries, including its chief executive officer, chief accounting officer, and all other persons having similar functions. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Discussion and Analysis, and The Compensation Committee in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2008 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2008 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8. "Financial Statements and Supplementary Data."

Financial Highlights

Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Common Stock

Management Report on the Effectiveness of Internal Controls over Financial Reporting

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

(3) Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed Herewith

(3.ii.)	By-laws of the Registrant, as amended	Filed Herewith

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed Herewith

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed Herewith

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed Herewith

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed Herewith

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report for the year ended December 31, 2008	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 13, 2009	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

February 11, 2009

By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	President and Chief Executive Officer	February 11, 2009
(George W. Hamlin, IV)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 11, 2009
(Lawrence A. Heilbronner)	Officer

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 11, 2009
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Patricia A. Boland
Richard C. Fox
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Thomas S. Richards
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed Herewith

(3.ii.)	By-laws of the Registrant, as amended	Filed Herewith

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed Herewith

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed Herewith

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed Herewith

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed Herewith

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report for the year ended December 31, 2008	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 13, 2009	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Power of Attorney with respect to the signatures of directors in this Report	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith