Form 10-Q
period 2009-03-31
CANANDAIGUA NATIONAL CORP
filed 2009-05-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]           Accelerated filer [Ö]            Non-accelerated filer [ ]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

The number of shares outstanding of each of the issuer's classes of common stock was 471,405 shares of common stock, par value $20.00, outstanding at April 25, 2009.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2009

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2009 and December 31, 2008 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$32,422	29,109
Interest-bearing deposits with other financial institutions	3,231	3,561
Federal funds sold	73,302	-
Securities:
- Available for sale, at fair value	100,431	96,520
- Held-to-maturity (fair value of $163,004 in 2009 and $164,976 in 2008)	158,945	161,738
Loans:
Commercial, financial and agricultural	207,121	205,818
Commercial mortgage	397,388	389,907
Residential mortgage - first lien	207,621	213,411
Residential mortgage - junior lien	76,842	75,971
Consumer-automobile indirect	167,087	168,830
Consumer-other	25,476	26,846
Loans held for sale	13,734	2,053
Total gross loans	1,095,269	1,082,836
Plus: Net deferred loan costs	5,681	5,776
Less: Allowance for loan losses	(12,826)	(11,992)
Loans - net	1,088,124	1,076,620
Premises and equipment - net	11,522	11,268
Accrued interest receivable	7,514	6,580
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,692	2,891
Goodwill and intangible assets	16,289	16,554
Other assets	17,816	14,196
Total Assets	$1,512,288	1,419,037

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$172,281	166,437
Interest-bearing	128,150	114,581
Savings and money market	560,006	494,195
Time	469,326	453,694
Total deposits	1,329,763	1,228,907
Borrowings	17,421	25,859
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	11,858	12,286
Total Liabilities	1,410,589	1,318,599

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2009 and 2008	9,732	9,732
Additional paid-in capital	8,591	8,591
Retained earnings	88,520	87,273
Treasury stock, at cost (15,219 shares at March 31, 2009
and 14,765 at December 31, 2008)	(4,959)	(4,819)
Accumulated other comprehensive loss, net	(185)	(339)
Total Stockholders' Equity	101,699	100,438
Total Liabilities and Stockholders' Equity	$1,512,288	1,419,037

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2009 and 2008 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2009	2008
Interest income:
Loans, including fees	$16,341	15,609
Securities	2,222	2,375
Federal funds sold and other	33	183
Total interest income	18,596	18,167
Interest expense:
Deposits	4,776	6,515
Borrowings	159	165
Junior subordinated debentures	748	762
Total interest expense	5,683	7,442
Net interest income	12,913	10,725
Provision for loan losses	1,155	580
Net interest income after provision for loan losses	11,758	10,145

Other income:
Service charges on deposit accounts	2,034	2,086
Trust and investment services income	2,299	2,769
Gain on sale of mortgage loans, net	744	165
Mortgage servicing income, net	126	140
Loan-related fees	64	78
Gain on call of securities, net	3	2
Other operating income	292	648
Total other income	5,562	5,888

Operating expenses:
Salaries and employee benefits	6,614	6,094
Occupancy, net	1,493	1,441
Marketing and public relations	455	345
Office supplies, printing and postage	373	381
Professional and other services	755	987
Technology and data processing	906	872
Other real estate owned expenses	457	43
Intangible amortization	266	209
FDIC insurance	184	68
Other operating expenses	1,078	662
Total operating expenses	12,581	11,102

Income before income taxes	4,739	4,931
Income taxes	1,200	1,365
Net income	$3,539	3,566

Basic earnings per share	$7.50	7.51
Diluted earnings per share	$7.38	7.37

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three-month periods ended March 31, 2009 and 2008 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2008	471,859	$9,732	8,591	87,273	(4,819)	(339)	100,438
Comprehensive income:
Change in fair value of
Interest rate swap,	-	-	-	-	-	26	26
net of taxes of $18
Change in unrealized gain on
securities available for sale,	-	-	-	-	-	128	128
net of taxes of $72
Net income				3,539			3,539
Total comprehensive income							3,693
Recognition of stock option
expense
Purchase of treasury stock	(549)	-	-	-	(173)	-	(173)
Shares issued as compensation	95	-	-	(3)	33	-	30
Cash dividend - $4.85 per share		-	-	(2,289)	-	-	(2,289)
Balance at March 31, 2009	471,405	9,732	8,591	88,520	(4,959)	(185)	101,699

Balance at December 31, 2007	474,263	$9,732	8,443	78,100	(4,198)	131	92,208
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of ($407)		-	-	-	-	(794)	(794)
Change in unrealized gain on
securities available for sale,
net of taxes of $410		-	-	-	-	596	596
Net income		-	-	3,566	-	-	3,566
Total comprehensive income							3,368
Recognition of stock option
expense		-	10	-	-	-	10
Purchase of treasury stock	(1,880)	-	-	-	(592)	-	(592)
Exercise of stock options,
including tax benefit of $61	1,005	-	61	(181)	354	-	234
Cash dividend - $4.25 per share		-	-	(2,019)	-	-	(2,019)
Balance at March 31, 2008	473,388	$9,732	8,514	79,466	(4,436)	(67)	93,209

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2009 and 2008 (Unaudited) (dollars in thousands)

	2009	2008

Cash flow from operating activities:
Net income	$3,539	3,566
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,070	1,089
Provision for loan losses	1,155	580
Deferred income tax benefit	(114)	(171)
Gain on call of securities, net	(3)	(2)
Loss from equity-method investments, net	11	23
Net gain on sale of mortgage loans	(744)	(165)
Originations of loans held for sale	(65,496)	(18,719)
Proceeds from sale of loans held for sale	54,559	19,116
Stock option expense	-	10
Increase in other assets	(2,279)	(1,921)
(Increase) decrease in accrued interest payable and other liabilities	(385)	982
Net cash (used in) provided by operating activities	(8,687)	4,388

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	7,272	44,669
Purchases	(10,979)	(16,270)
Securities held to maturity:
Proceeds from maturities and calls	4,331	5,747
Purchases	(1,774)	(7,212)
Loan originations and principal collections -- net	(3,352)	(13,332)
Fixed asset purchases – net	(722)	(527)
Purchase of FHLB and FRB stock	-	(5)
Proceeds from call of FHLB stock	198	1,872
Investment in equity-method investments	(31)	(48)
Acquisition, net of cash acquired	-	(9,990)
Proceeds from sale of other real estate	69	615
Net cash (used in) provided by investing activities	(4,988)	5,519

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	85,224	106,598
Net increase (decrease) in time deposits	15,632	(24,629)
Payments on overnight borrowings	(4,400)	(41,600)
Principal repayments on borrowings	(4,064)	(16)
Payments to acquire treasury stock	(173)	(592)
Proceeds from issuance of treasury stock for benefits	30	-
Proceeds from issuance of treasury stock under stock option plan	-	173
Tax benefit from stock option exercise	-	61
Dividends paid	(2,289)	(2,019)
Net cash provided by financing activities	89,960	37,976

Net increase in cash and cash equivalents	76,285	47,883
Cash and cash equivalents - beginning of period	32,670	40,892
Cash and cash equivalents - end of period	$108,955	88,775

Supplemental disclosure of cash flow information:
Interest paid	$5,881	7,611
Income taxes paid	262	15

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$2,374	660
Acquisition:
Fair value of assets acquired (noncash)	-	15,139
Fair value of liabilities assumed	-	5,149

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2008, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

(2) Dividend

The Board of Directors declared a semi-annual $4.85 per share dividend on common stock on January 14, 2009, to shareholders of record January 24, 2009, which was paid on February 2, 2009.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issueable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2009, and 2008 follow (dollars in thousands, except share data):

For the three months ended March 31,	2009	2008
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,539	3,566
Weighted average common shares outstanding	471,739	474,963
Basic earnings per share	$7.50	7.51

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,539	3,566
Weighted average common shares outstanding	471,739	474,963
Effect of assumed exercise of stock options	7,978	8,947
Total	479,717	483,910
Diluted earnings per share	$7.38	7.37

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three-month periods ended March 31, 2009, and 2008 follows (dollars in thousands).

Three months ended March 31,	2009			2008
	Bank	CNBM	GVT	Bank	CNBM	GVT
Revenues:
From external customers	$17,298	271	906	14,998	247	1,368
Intersegment	(967)	987	(20)	(156)	156	-
Total segment revenues	$16,331	1,258	886	14,842	403	1,368

Net income:
Bank	$3,539			3,566
CNBM	547			40
GVT	(165)			26
Total segment net income	3,921			3,632
Eliminations	(382)			(66)
Total net income	$3,539			3,566

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

We service all loans for FHLMC on a non-recourse basis; therefore, our credit risk is limited to temporary advances of funds to FHLMC, while FHLMC retains all credit risk associated with the loans.  Commercial loans are also serviced on a non-recourse basis. We are subject to credit losses only to the extent of the proportionate share of the loan’s principal balance we own.

Gross servicing fees earned by the Company for the three-month periods ended March 31, 2009 and 2008, respectively, amounted to $231,000 and $234,000, and are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the three-month periods ended March 31, 2009 and 2008, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2009		2008

	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Beginning balance	$855	$ 1,597	$1,091	$ 2,344
Originations	350		40
Amortization	(104)		(93)

Ending balance	$1,101	$ 1,791	$1,038	$ 2,288

Fair value is determined through estimates provided by a third party, using inputs for similar assets in active markets, and inputs that are observable for this asset, either directly or indirectly. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. Additionally, estimated fair value assumes there is a willing buyer and willing seller in the transaction. Management does not intend to sell these servicing rights. The key economic assumptions used to determine the fair value of mortgage servicing rights at March 31, 2009 and 2008, and the sensitivity of such values to changes in those assumptions are summarized in the 2008 and 2007 Annual Reports and are substantially the same.

(6) Interest Rate Swap Agreement

The Company is exposed to interest rate risk as a result of both the timing of changes in interest rates of assets and liabilities, and the magnitude of those changes.  In order to reduce this risk for the Company’s $30 million floating-rate junior subordinated debenture, the Company entered into an interest rate swap agreement in 2007.  This interest rate swap agreement modifies the repricing characteristics of the debentures from a floating-rate debt to a fixed-rate debt. For this swap agreement, amounts receivable or payable are recognized as accrued under the terms of the agreement, and the net differential is recorded as an adjustment to interest expense of the related debentures. The interest rate swap agreement is designated as a cash flow hedge. Therefore, the effective portion of the swap’s unrealized gain or loss was initially recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, is immediately reported in other operating income.  The swap agreement is carried at fair value in Other Liabilities on the Consolidated Statement of Condition. The following footnote provides fair value information.

(7) Fair Value Measurements

The Company measures certain assets and liabilities at fair value. Fair value is based upon quoted market prices, where available. If listed prices or quotes in active markets or third-party valuations are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves.

There is a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows.

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

A detailed discussion of our valuation methodologies is disclosed in the footnotes to our 2008 Annual Report.  Although we believe our fair value methods are reliable, they may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Finally, we expect to retain substantially all assets and liabilities measured at fair value to their maturity or call date.  Accordingly, the fair value measurements are unlikely to represent the instruments’ liquidation values.

The following table presents for each of the fair-value hierarchy levels the carrying value of the Company’s assets and liabilities that are measured at fair value at March 31, 2009, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Assets
Securities available-for-sale	$ -	$ 99,707	$ 724	$ 100,431
Loans
Loans-held-for-sale	-	13,734	-	13,734
Collateral dependent impaired loans	-	-	5,491	5,491
Other assets
Other real estate owned	-	-	3,034	3,034
Mortgage servicing rights	-	-	1,101	1,101
Total assets	$ -	$ 113,441	$ 10,350	$ 123,791

Liabilities
Interest rate swap agreement	$ -	$1,829	$ -	$ 1,829
Total liabilities	$ -	$1,829	$ -	$ 1,829

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2009 (in thousands).

Securities available for sale, beginning of period	$359
Transfers into Level 3 during the period	540
Unrealized loss included in other comprehensive income	(175)
Impairment charges included in earnings	-
Securities available for sale, end of period	$724

(8) Accounting Pronouncements Implemented in the Current Year

The following accounting pronouncements were effective for the Company on January 1, 2009.  None had a material impact on the Company as there were no material transactions which the pronouncements impacted.

The Financial Accounting Standards Board (FASB) issued Statement No. 160 Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51, in December 2007. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.

This Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the Company (parent) and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Formerly, net income attributable to our noncontrolling interests was reported by us as an other expense. Thus, this Statement is intended to result in more transparent reporting of the net income attributable to the noncontrolling interest.

The Statement also established a single method of accounting for changes in our ownership interest in a subsidiary that do not result in deconsolidation. The statement requires that we recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. Additionally, this statement requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

FASB issued a replacement to Statement No. 141 Business Combinations (141R), in December 2007. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values, which we utilized for our GVT acquisition.  Statement 141's guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.

This revised statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. This Statement requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date, as opposed to the former method which results in future adjustments to business combination accounting as the contingencies are settled.

This statement makes significant amendments to other statements and other amendments to the authoritative literature intended to provide additional guidance or to conform the guidance in that literature to that provided in this statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying Condensed Consolidated Financial Statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given the lack of an active and liquid market for certain of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2008 Annual Report.

Recent Events

We are pleased to report that on April 17, 2009, we received approval from the Federal Reserve Bank of New York to form our Sarasota, Florida subsidiary, Canandaigua National Trust Company of Florida.  We expect full operations to begin in summer 2009.

On April 3, 2009 we formally notified the U.S. Treasury Department to withdraw our application for funds under the Troubled Asset Relief Capital Purchase Program (TARP).  Our objections to the program (detailed in our 2008 Annual Report) were presented with a request to amend the proposed purchase agreement.  Treasury advised us that it was unwilling to amend the agreement on our terms, and we determined receipt of the funds under the objectionable terms would not be in the interest of our shareholders, customers, community, and employees.

Also in April 2009, we commenced construction of our 21st banking branch located on Alexander Street in the city of Rochester, New York. We anticipate opening this facility near the end of the year.

Financial Overview

We are very pleased in these challenging economic times to report net income of $3.5 million for the quarter ended March 31, 2009, compared to $3.6 million for the same period in 2008.  Diluted earnings per share were $7.38 and $7.37 for the three-month periods ended March 31, 2009 and 2008, respectively.  Reflecting continued franchise growth and strong mortgage refinance activity, earnings were positively impacted by a $1.9 million growth in total revenues (net interest income and non-interest income).  The revenues in 2008 included a pretax recovery from a lawsuit settlement of $0.3 million. For the same three-month period compared to 2008, operating expenses increased $1.5 million, including a $0.4 million increase in other real estate owned expenses.  Also during the current quarter the provision for loan loss was increased $0.6 million due to loan portfolio growth and a higher level of past-due and non-performing loans.

During the quarter, we continued to grow the balance sheet with gross loans increasing 1.1% and total deposits growing 8.2%. Off-balance sheet growth for the quarter was negative. Notwithstanding the addition of new client assets, totals of book and market values of assets under management fell due to continued market declines.

Financial Condition (three months ended March 31, 2009)

At March 31, 2009, total assets were $1,512.3 million, up $93.3 million or 6.6% from $1,419.0 million at December 31, 2008. Cash and cash equivalents (cash, interest-bearing deposits, balances with other financial institutions, and federal funds sold) grew $76.3 million to $109.0 million, mostly as a result of strong consumer deposit growth as well as seasonal inflows of municipal deposits.

The securities portfolio was little changed for the quarter, ending at $259.4 million.  Matured and called securities were replaced with a similar volume of securities.  Most new securities purchased were local municipal issuances, which provide us a better risk adjusted, after-tax return than most agency bonds; and, our funds remain invested locally.

The continuing declining market rate environment has had a positive impact on the fair value of our securities portfolio. Changes in long-term treasury rates tend to impact our securities portfolio more than changes in short-term rates, because of the longer maturity of our portfolio. At March 31, 2009, the total market value of the securities portfolios exceeded their amortized cost. We continue to hold some securities with market values below their amortized cost and conclude there are no additional ones considered to be other than temporarily impaired, requiring a write-down of carrying value in the income statement.

Net loans increased $11.5 million to $1,088.1 million. The commercial portfolio increased $8.8 million during the quarter on continuing strong net originations, particularly real-estate secured loans.  The residential loan portfolios declined $4.9 million as the low interest rate environment led some borrowers to refinance their 3- and 10-year callable portfolio products into 15 to 30-year fixed rate Freddie Mac products (we sell the loan, but retain the servicing). The consumer loan portfolios declined $2.3 million for the quarter particularly due to net runoff in the indirect automobile loan portfolio.  Loan amortization and payoffs were higher than loan originations.  Loan originations were negatively impacted by lower automobile sales in our market and our decision to maintain our offering rates at a level that will sustain the portfolio's overall net yield for the long term.  For the remainder of 2009, we expect total loans to continue increasing with the growth coming across all portfolios.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at March 31, 2009, were $1,329.8 million and were up $100.9 million from December 31, 2008.  Growth in deposits occurred in all product types (demand, savings, money-market, time).  Consumer deposits grew $60.3 million from December 31, 2008, commercial deposits fell a modest $1.2 million, and municipal deposits, following their typical seasonality, grew $41.8 million.  We continue to experience strong consumer deposit growth as customers seek the safety of our institution and the liquidity that deposits offer over other investment alternatives.  For the remainder of the year, we expect deposits to grow, but at a lower annualized rate than in this quarter.  We do anticipate a net decline in municipal deposits in the next quarter, again, consistent with seasonality.

Total borrowings decreased $8.4 million for the quarter as a result of our $4.4 million repayment of overnight borrowings and our $4.0 million installment payment from our acquisition of GVT.  We do not expect borrowings to increase for the remainder of the year, because the strength of deposit inflows should be sufficient to fund the modest increases we project for the loan and securities portfolios.

Results of Operations (three months ended March 31, 2009)

Net interest income increased $2.2 million or 20.4% for the quarter over the same quarter in 2008, reflecting the positive impact of the balance sheet's year-over-year growth and improved margins. During the first quarter of 2009, market interest rates continued to fall, coupled with a steepening of the yield curve. This combination, along with our liability-sensitive balance sheet, allowed the reduction in rates paid on liabilities to be more timely than the impact of declining yields on assets.

On a tax-equivalent basis, compared to the same quarter in 2008, the overall growth in interest-earning assets and interest-bearing liabilities had a $2.0 million positive impact on net interest income, while the change in rates had a $0.2 million positive impact. Net interest margin was 4.04% for the first quarter of 2009, up from the same quarter in 2008.  As we discussed in our Annual Report, we expect net interest income to increase for the year due to our balance sheet growth, but we expect little change in net interest spread or net interest margin given the current interest rate environment. Summary tax-equivalent net interest income information for the three-month periods ended March 31, 2009 and 2008 follows (dollars in thousands).

		2009			2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,372,912	$19,537	5.69%	$1,187,161	$18,962	6.39%

Total interest-bearing
liabilities	1,181,993	5,683	1.92%	1,016,005	7,442	2.93%

Interest rate spread			3.77%			3.46%
Net interest margin		$13,854	4.04%		$11,520	3.88%

The provision for loan losses increased $0.6 million (99.1%) for the quarter over the same quarter of last year. Non-performing loans have increased, and considering current economic conditions, the risk of loss in the portfolio is higher than the same period last year. A summary of the allowance for loan losses and net charge-offs for the year to date is presented in the following section.

Total other income for the quarter ended March 31, 2009, declined $0.3 million or 5.5% most of which was related to a one-time $0.3 million gain from a lawsuit settlement in March 2008. However, individual line items reflect changes directly related to the current economy and are discussed below.

Service charges on deposit accounts fell a modest 2.5%. Most of the decline occurred in overdraft processing fees, which had fallen commensurate with a slowing of overall checking transaction volume and an increase in customers’ available balances due to overall deposit growth.  Debit and ATM card revenues continue to increase (up 10.7% year-on-year) with consumers shifting from cash and checks to electronic transactions.

Trust and investment services income fell $0.5 million or 17.0% as a result of the fall in market value of assets under management. During the first quarter of 2009, the equity markets declined from where they closed in 2008.  They improved in March, but still finished down for the quarter.  This decline, if continued throughout 2009, will have a negative effect on trust and investment income, since this income is tied to the market value of assets managed.  The table below presents information about period-end balances of assets under administration (dollars in thousands):

Assets Under Administration as of

	March 31,	December 31,	March 31,
	2009	2008	2008

Book value of assets under administration	$1,556,616	1,573,960	1,599,112

Market value of assets under administration	$1,381,355	1,450,021	1,731,965

The rapid fall in mortgage interest rates recently has led to a refinance boom not seen in over five years.  Our total originations have nearly tripled for the quarter compared to the same quarter in 2008.  Corresponding with this increase in volume, the net gain on loans sold increased substantially when compared to 2008.  Though most of the increased volume has come in refinance mortgages, purchase money mortgages also showed strong growth which is the critical component of mortgage banking profitability in non-refinance periods.  (See table below). Despite the continued negative national housing news, housing prices and sales in our market area remain strong, and we have a positive outlook for the remainder of the year.  We expect originations to be much higher than last year with the refinance wave continuing at least through the second quarter.  We also expect to sell most of the originated loans given their low interest rates.  In order to manage long term profitability, we prefer not to hold loan assets with relatively low long-term interest rates on the balance sheet.

CNB Mortgage Closed Loans by Type For the three-month periods ended March 31, (dollars in thousands)

	2009	2008
Purchase money mortgages	$18,550	13,730
Refinance mortgages	55,453	12,433
Total mortgage originations	$74,003	26,163

Percentage of loans retained in portfolio	11.5%	28.5%

Other operating income fell $0.4 million from the same quarter in 2008 and was almost entirely due to the settlement of a lawsuit noted above.  In 2001 we reserved an amount for probable loss based upon an adverse decision at the trial court level in a lawsuit.  Subsequently, our insurance company extended coverage for the claim forming the basis of the lawsuit.  In the first quarter of 2008, all appeals were concluded with an adverse result; however, our insurer covered our loss thereby resulting in a reversal of the previously reserved amount.

Operating expenses increased 13.3% or $1.5 million for the quarter ended March 31, 2009, over the same three-month period in 2008.  About one-third of the expense growth came from salary and employee benefits cost increases.  These were higher due to a higher headcount, incumbent salary increases averaging 3.0%, and higher benefit costs.

Another one-third of the operating expense increase was a result of costs associated with a foreclosure.  During the quarter we foreclosed on a commercial real estate investor with over sixty residential properties.  Expenses incurred included legal, property management, and delinquent real-estate taxes. Dollar changes for all other operating expense categories generally reflect overall franchise growth.  For the remainder of the year we expect growth in operating expenses to be in the 5%-7% range, again reflective of franchise growth. This excludes the impact of increased premiums for FDIC insurance,

As discussed in our Annual Report, we expected a doubling of our FDIC insurance expenses for the full year from $0.8 million in 2008 to approximately $1.6 million in 2009. This expectation was based on information available in January 2009.  Subsequently the FDIC proposed a special 10 basis point assessment that if enacted will cost an additional $1.0 million bringing the total expense for the year to approximately $2.6 million. The amount of the proposed assessment is expected to be finalized in the second quarter of 2009, and would be accrued in that quarter.

The quarterly effective tax rate was 25.3% in 2009 and 27.7% in 2008. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the three-month periods ended March 31, 2009, and 2008 follow (dollars in thousands):

	March 31,
	2009	2008
Balance at beginning of period	$11,992	9,679
Provision for loan losses	1,155	580
Loans charged off	(464)	(568)
Recoveries on loans previously charged off	143	171
Balance at end of period	$12,826	9,862

Allowance as a percentage of total period end loans	1.16%	1.06%

Allowance as a percentage of non-performing loans	112.0%	170.2%

The provision for loan losses for the three-month period ended March 31, 2009 was higher than the same period in 2008.  The balance in the allowance and the provision for loan losses have increased with growth in the total loan portfolio from 2008 and changes in asset quality. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2009, is adequate at $12.8 million. However, should the recent trend of higher non-performing and non-accrual loans continue, or should we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need a higher allowance for loan losses as a percentage of total loans.  This would necessitate an increase to the provision for loan losses.

Liquidity

There has been no material change from December 31, 2008, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2009, cash flows from all activities provided $76.3 million in net cash and cash equivalents versus $47.9 million for the same period in 2008.  In both years’ first quarter, the principal source of cash inflows was deposits.

Net cash used by operating activities was $8.7 million in 2009 versus operating activities’ providing $4.4 million in 2008.  Both the largest source and use of operating cash in 2009 and 2008 were loans held for sale with activity in 2009 about triple that of 2008. Excluding the effect of loans held for sale, operating activities provided $3.0 million cash for the three-month period in 2009 and $4.2 million in 2008.

For the first three months of 2009, investing activities used $5.0 million in cash and equivalents while providing $5.5 million in 2008. Investing activities provided funds in 2008, because we experienced significant cash inflows following calls of many of our U.S. Agency securities. This did not occur in 2009.  Net loan activity was lower in 2009 than in 2008.

Cash provided by financing activities was $90.0 million in 2009 versus $38.0 million in 2008.  The main contributor in both years was deposit activity, which was significantly higher in 2009 than in 2008.

For the remainder of 2009, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is mainly expected to come from Monroe County retail sources and Ontario County municipalities.

Contractual obligations

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information we presented in our Annual Report and Form 10-K for the year ended December 31, 2008.

As discussed more fully in our 2008 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	March 31, 2009	December 31, 2008

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$105,048	106,873
Commercial real estate and construction	$25,508	28,492
Residential real estate at fixed rates	$7,952	4,176
Home equity lines of credit	$85,769	79,653
Unsecured personal lines of credit	$16,137	15,945
Standby and commercial letters of credit	$9,000	9,046
Commitments to sell real estate loans	$13,734	2,053

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2009, the Company and Bank are categorized as "well-capitalized."   This is unchanged from December 31, 2008, and management anticipates no change in this classification for the foreseeable future.

Impaired Loans and Non-Performing Assets

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2009, and 2008 and twelve months ended December 31, 2008, follows: (dollars in thousands)

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2009	2008	2008

Recorded investment at period end	$10,933	8,769	5,706
Impaired loans as percent of total loans	1.00%	0.81%	0.61%
Impaired loans with related allowance	$5,491	-	617
Related allowance	$1,472	-	426
Average investment during period	$9,851	7,864	5,468
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

During the most recent twelve months, we experienced an increase in total impaired, non-performing, and non-accrual loans, which is consistent with current economic conditions. This level of impaired loans is manageable, and on a comparative basis is below the average of financial institutions our size.  We have been and will continue to work with our borrowers.

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
Loans past due 90 days or more and accruing:
Commercial, financial & agricultural	$65	106	-
Real estate-commercial	-	121	-
Real estate-residential	300	326	-
Consumer and other	150	243	88
Total past due 90 days or more and accruing	515	796	88

Loans in non-accrual status:
Commercial, financial & agricultural	7,098	3,134	2,092
Real estate-commercial	3,138	2,617	3,370
Real estate-residential	697	3,018	231
Consumer and other	-	-	13
Total non-accrual loans	10,933	8,769	5,706
Total non-performing loans	11,448	9,565	5,794

Other real estate owned
Commercial	639	639	434
Residential	2,395	90	303
Total other real estate owned	3,034	729	737

Total non-performing assets	$14,482	10,294	6,531

Non-performing loans to total period-end loans	1.05%	0.88%	0.62%

Non-performing assets to total period-end
loans and other real estate	1.32%	0.95%	0.70%

There were no troubled debt restructurings.

Total non-performing loans increased $1.8 million to $11.4 million at March 31, 2009, from $9.6 million at December 31, 2008 and $5.8 million at March 31, 2008.  The increase in non-performing commercial, financial and agricultural loans was principally due to two commercial relationships falling past due on loan payments.  The loans underlying these relationships are deemed impaired and we have established impairment reserves, as summarized in the "Impaired Loans" section on the preceding page.

Non-performing residential real estate loans declined as a result of a foreclosure tied to one real estate investor.  This led, concurrently to the increase in residential other real estate owned.  Given the current economic climate, and growth in non-performing loans, we can expect additional foreclosures in the coming periods.

Recent Accounting Standards to be Implemented in Future Periods

In April 2009, the FASB issued three statements associated with fair-value measurements and other-than-than-temporary impairments (OTTI).  The statements attempted to respond to concerns raised by certain constituent groups about the effects of accounting requirements for write-downs of investment securities in the current economic environment and concerns emphasized in Congressional hearings on fair-value accounting held by the House Financial Services Subcommittee on Capital Markets, Insurance, and Government Sponsored Entities. The subcommittee instructed the FASB to take immediate action to address those constituent concerns.  These statements will be effective for the Company in the second quarter of 2009.  We have not yet evaluated their impact on the Company’s financial condition or results of operations.

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an OTTI analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis.  This FASB Staff Position (FSP) amends the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities

FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2008 Annual Report, we predicted market interest rates for 2009 would remain fairly steady for most of the year at current historic lows.  We have not changed our outlook at this time.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus-200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at March 31, 2009 and December 31, 2008.  Our model suggests our interest rate risk has increased from year end for an increase in rates, and improved for a decrease in rates.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2009	2008
+200	(7)%	n/m	*
+100	(4)	(4)%
No change	-	-
-100	1	3
-200	2	(4)

	*not meaningful

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2009, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly period indicated in 2009, the total number of shares purchased and the price paid per share by the Canandaigua National Corporation for treasury or compensation.  This is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  The purchase prices per share were determined based on the most recent open-market transaction known to us immediately preceding the purchase.

	Total
	Shares	Average
	(Sold)	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2009	(60)	$ 315.91	Compensation
March 2009	549	$ 315.91	Treasury
March 2009	(35)	$ 315.91	Compensation

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of Canandaigua National Corporation was held on March 11, 2009, for the purposes of electing directors and to transact other business that came before the shareholders, which there was none. The following table presents the results of the election of directors:

Four directors were elected for a three-year term and
votes were cast as follows:

	Votes
	For	Withheld
Frank H. Hamlin, III	306,076	2,454

George W. Hamlin, IV	306,166	2,364

Caroline C. Shipley	302,635	5,895

Sue S. Stewart	304,370	4,160

Item 5. Other information - Common Stock Trade

While the Company's stock is not actively traded, it trades sporadically on the Over-the-Counter Bulletin Board system and periodically in auctions conducted by the Bank’s Trust Department as agent for selling shareholders at their request. In addition, it is not listed with a national securities exchange. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table sets forth a summary of information about the Company's common stock during the period for transactions which were administered by the Bank’s Trust Department:

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 12, 2009	811	$ 314.74	$ 355.00	$ 302.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Exhibit (10.3) on Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Exhibit (10.4) on Form 10-K for the year ended December 31, 2008

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 8, 2009	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

May 8, 2009	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer