Form 10-Q
period 2009-06-30
CANANDAIGUA NATIONAL CORP
filed 2009-08-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [Ö]

The number of shares outstanding of each of the issuer's classes of common stock was 471,256 shares of common stock, par value $20.00, outstanding at July 24, 2009.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2009

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2009 and December 31, 2008 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$31,298	29,109
Interest-bearing deposits with other financial institutions	3,573	3,561
Federal funds sold	75,728	-
Securities:
- Available for sale, at fair value	103,083	96,520
- Held-to-maturity (fair value of $162,052 in 2009 and $155,183 in 2008)	157,694	161,738
Loans:
Commercial and industrial	214,774	205,818
Commercial mortgage	407,242	389,907
Residential mortgage - first lien	206,373	213,411
Residential mortgage - junior lien	77,115	75,971
Consumer-automobile indirect	168,669	168,830
Consumer and other	26,540	26,846
Loans held for sale	10,043	2,053
Total gross loans	1,110,756	1,082,836
Plus: Net deferred loan costs	5,721	5,776
Less: Allowance for loan losses	(13,708)	(11,992)
Loans - net	1,102,769	1,076,620
Premises and equipment - net	11,503	11,268
Accrued interest receivable	6,345	6,580
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,907	2,891
Goodwill and intangible assets	16,023	16,554
Other assets	18,424	14,196
Total Assets	$1,529,347	1,419,037

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$176,666	166,437
Interest-bearing	123,016	114,581
Savings and money market	560,434	494,195
Time	482,171	453,694
Total deposits	1,342,287	1,228,907
Borrowings	17,439	25,859
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	13,084	12,286
Total Liabilities	1,424,357	1,318,599

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2009 and 2008	9,732	9,732
Additional paid-in capital	8,591	8,591
Retained earnings	91,481	87,273
Treasury stock, at cost (15,368 shares at June 30, 2009
and 14,765 at December 31, 2008)	(5,006)	(4,819)
Accumulated other comprehensive income (loss), net	192	(339)
Total Stockholders' Equity	104,990	100,438
Total Liabilities and Stockholders' Equity	$1,529,347	1,419,037

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2009 and 2008 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008
Interest income:
Loans, including fees	$16,218	15,631	$32,559	31,240
Securities	2,206	2,268	4,428	4,643
Federal funds sold and other	50	93	83	276
Total interest income	18,474	17,992	37,070	36,159
Interest expense:
Deposits	4,399	5,133	9,175	11,648
Borrowings	160	113	319	278
Junior subordinated debentures	751	748	1,499	1,510
Total interest expense	5,310	5,994	10,993	13,436
Net interest income	13,164	11,998	26,077	22,723
Provision for loan losses	1,400	1,445	2,555	2,025
Net interest income after provision for loan losses	11,764	10,553	23,522	20,698

Other income:
Service charges on deposit accounts	2,105	2,175	4,139	4,261
Trust and investment services income	2,327	2,677	4,626	5,446
Net gain on sale of mortgage loans	1,302	190	2,046	355
Mortgage servicing income, net	113	142	239	282
Loan-related fees	60	98	124	176
(Loss) gain on write-down and call of securities, net	(165)	-	(162)	2
Other operating income	535	400	827	1,048
Total other income	6,277	5,682	11,839	11,570

Operating expenses:
Salaries and employee benefits	7,724	5,976	14,338	12,070
Occupancy, net	1,539	1,465	3,032	2,906
Marketing and public relations	487	563	942	908
Office supplies, printing and postage	370	340	743	721
Professional and other services	691	1,068	1,446	2,055
Technology and data processing	827	867	1,733	1,739
Intangible amortization	266	462	532	671
Other real estate operations	202	61	659	61
FDIC insurance	1,099	183	1,283	251
Other operating expenses	1,022	868	2,100	1,573
Total operating expenses	14,227	11,853	26,808	22,955

Income before income taxes	3,814	4,382	8,553	9,313
Income taxes	853	1,099	2,053	2,464
Net income	$2,961	3,283	$6,500	6,849

Basic earnings per share	$6.28	6.94	$13.78	14.44
Diluted earnings per share	$6.18	6.82	$13.56	14.19

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six-month periods ended June 30, 2009 and 2008 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2008	471,859	$9,732	8,591	87,273	(4,819)	(339)	100,438
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of $99		-	-	-	-	156	156
Change in unrealized loss on
securities available for sale,
net of taxes of $224		-	-	-	-	375	375
Net income		-	-	6,500	-	-	6,500
Total comprehensive income							7,031
Recognition of stock option
expense
Purchase of treasury stock	(709)	-	-	-	(223)	-	(223)
Sale of treasury stock	106	-	-	(3)	36	-	33
Cash dividend - $4.85 per share		-	-	(2,289)	-	-	(2,289)
Balance at June 30, 2009	471,256	$9,732	8,591	91,481	(5,006)	192	104,990

Balance at December 31, 2007	474,263	$9,732	8,443	78,100	(4,198)	131	92,208
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of ($110)		-	-	-	-	(73)	(73)
Change in unrealized loss on
securities available for sale,
net of taxes of ($174)		-	-	-	-	(268)	(268)
Net income		-	-	6,849	-	-	6,849
Total comprehensive income							6,508
Recognition of stock option
expense		-	10	-	-	-	10
Purchase of treasury stock	(3,702)	-	-	-	(1,157)	-	(1,157)
Sale of treasury stock	11	-	-	-	3	-	3
Exercise of stock options,
including tax benefit of $144	2,366	-	145	(450)	834	-	529
Cash dividend - $4.25 per share		-	-	(2,019)	-	-	(2,019)
Balance at June 30, 2008	472,938	$9,732	8,598	82,480	(4,518)	(210)	96,082

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2009 and 2008 (Unaudited) (dollars in thousands)

	2009	2008
Cash flow from operating activities:
Net income	$6,500	6,849
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,431	2,512
Provision for loan losses	2,555	2,025
Deferred income tax benefit	(578)	(525)
Gain on sale of premises and equipment and other real estate, net	(19)	-
Loss (gain) on write-down and call of securities, net	162	(2)
Loss (income) from equity-method investments, net	33	(95)
Net gain on sale of mortgage loans	(2,046)	(355)
Originations of loans held for sale	(170,558)	(39,479)
Proceeds from sale of loans held for sale	164,614	39,339
Stock option expense	-	10
Increase in other assets	(1,377)	(860)
Decrease in accrued interest payable and other liabilities	1,053	2,464
Net cash provided by operating activities	2,770	11,883

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	14,512	46,698
Purchases	(20,759)	(33,931)
Securities held to maturity:
Proceeds from maturities and calls	25,785	23,600
Purchases	(22,227)	(23,131)
Loan originations and principal collections, net	(23,578)	(64,418)
Fixed asset purchases – net of proceeds from sale of $5,460 in 2008	(1,190)	2,789
Purchase of FHLB and FRB stock, net	(16)	(540)
Investment in equity-method investments	(23)	(23)
Acquisition, net of cash acquired	-	(10,092)
Proceeds from sale of other real estate	225	615
Net cash used in investing activities	(27,271)	(58,433)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	84,903	84,499
Net increase (decrease) in time deposits	28,477	(38,296)
Proceeds from overnight borrowings	-	9,444
Payments on overnight borrowings	(4,400)	-
Principal repayments on borrowings	(4,071)	(87)
Proceeds from sale of treasury stock	33	3
Payments to acquire treasury stock	(223)	(1,157)
Proceeds from issuance of treasury stock under stock option plan	-	385
Tax benefit from stock option exercise	-	144
Dividends paid	(2,289)	(2,019)
Net cash provided by financing activities	102,430	52,916

Net increase in cash and cash equivalents	77,929	6,366
Cash and cash equivalents - beginning of period	32,670	40,892
Cash and cash equivalents - end of period	$110,599	47,258

Supplemental disclosure of cash flow information:
Interest paid	$11,388	13,835
Income taxes paid	2,563	2,978

Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$2,864	660
Acquisition:
Fair value of assets acquired (noncash)	-	15,152
Fair value of liabilities assumed	-	5,060

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2008, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

We have evaluated the impact of subsequent events on these financial statements through August 5, 2009, the date these financial statements were available to be issued.

(2) Dividend

On July 15, 2009, the Board of Directors declared a semi-annual $5.05 per share dividend on common stock to shareholders of record of July 25, 2009, which was paid on August 3, 2009.  This is in addition to the semi-annual $4.85 per share dividend on common stock declared in January 2009 and paid in February 2009.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2009 and 2008 follow (dollars in thousands, except share data):

Three months

Six months

Ended June 30,

ended June 30,

For the three months ended June 30,	2009	2008	2009	2008
Basic Earnings Per Share:
Net income applicable to common shareholders	$2,961	3,283	6,500	6,849
Weighted average common shares outstanding	471,379	473,386	471,558	474,169
Basic earnings per share	$6.28	6.94	13.78	14.44

Diluted Earnings Per Share:
Net income applicable to common shareholders	$2,961	3,283	6,500	6,849
Weighted average common shares outstanding	471,379	473,386	471,558	474,169
Effect of assumed exercise of stock options	7,674	7,999	7,825	8,473
Total	479,053	481,385	479,383	482,642
Diluted earnings per share	$6.18	6.82	13.56	14.19

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and six-month periods ended June 30, 2009 and 2008 follows (dollars in thousands).

Three months ended June 30,	2009			2008
	Bank	CNBM	GVT	Bank	CNBM	GVT
Revenues:
From external customers	$18,164	375	902	16,335	177	1,168
Intersegment	(1,539)	1,610	(71)	(503)	448	55
Total segment revenues	$16,625	1,985	831	15,832	625	1,223

Net income:
Bank	$4,166			3,552
CNBM	950			215
GVT	(788)			(174)
Total segment net income	4,328			3,593
Eliminations	(1,367)			(310)
Total net income	$2,961			3,283

Six months ended June 30,	2009			2008
	Bank	CNBM	GVT	Bank	CNBM	GVT
Revenues:
From external customers	$35,465	643	1,808	31,333	424	2,536
Intersegment	(2,509)	2,600	(91)	(659)	604	55
Total segment revenues	$32,956	3,243	1,717	30,674	1,028	2,591

Net income:
Bank	$7,962			7,034
CNBM	1,497			255
GVT	(953)			(148)
Total segment net income	8,506			7,141
Eliminations	(2,006)			(292)
Total net income	$6,500			6,849

The operating results of GVT for the first six months of 2009 have been negatively affected by a decline in revenues caused by the fall in fair value of assets under administration and a retirement expense accrual upon the president’s early retirement

(5) Mortgage Servicing Assets

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

We service all loans for FHLMC on a non-recourse basis; therefore, our credit risk is limited to temporary advances of funds to FHLMC, while FHLMC retains all credit risk associated with the loans.  Commercial loans are serviced on non- recourse basis, wherein we are subject to credit losses only to the extent of the proportionate share of the loan’s principal balance we own.

Gross servicing fees earned by the Company for the three-month periods ended June 30, 2009 and 2008, respectively, amounted to $258,000 and $193,000, and for the six-month periods ended June 30, 2009 and 2008 amounted to $489,000 and $427,000, respectively.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the six-month periods ended June 30, 2009 and 2008, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2009		2008
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$855	1,597	$1,091	$ 2,344
Originations	922		95
Amortization	(250)		(189)
Balance at June 30,	$1,527	$ 2,134	$997	$ 2,175

(6) Interest Rate Swap Agreement

The Company is exposed to interest rate risk as a result of both the timing of changes in interest rates of assets and liabilities, and the magnitude of those changes.  In order to reduce this risk for the Company’s $30 million floating-rate junior subordinated debenture, the Company entered into an interest rate swap agreement in 2007.  This interest rate swap agreement modifies the repricing characteristics of the debentures from a floating-rate debt to a fixed-rate debt. For this swap agreement, amounts receivable or payable are recognized as accrued under the terms of the agreement, and the net differential is recorded as an adjustment to interest expense of the related debentures. The interest rate swap agreement is designated as a cash flow hedge. Therefore, the effective portion of the swap’s unrealized gain or loss was initially recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, is immediately reported in other operating income.  The swap agreement is carried at fair value in Other Liabilities on the Condensed Consolidated Statement of Condition. The following footnote provides fair value information.

(7) Fair Values of Financial Instruments

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Fair value is generally defined as the price that would be received to sell and asset or paid to transfer a liability in an orderly, non-distressed sale between market participants at the measurement date. With the exception of certain marketable securities and one-to-four-family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with accounting disclosure pronouncements, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Finally, the Company expects to retain substantially all assets and liabilities measured at fair value to their maturity or call date.  Accordingly, the fair values disclosed herein are unlikely to represent the instruments’ liquidation values.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008

	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$110,599	110,599	32,670	32,670
Securities, available-for-sale and held-to-maturity	$260,777	265,135	261,149	264,387
Loans-net	$1,102,769	1,125,082	1,076,620	1,102,079
Mortgage servicing rights	$1,527	2,134	855	1,597

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$860,116	860,116	755,213	755,213
Time deposits	$482,171	477,814	453,694	461,246
Borrowings	$17,439	17,843	25,859	26,102
Junior subordinated debentures	$51,547	54,016	51,547	54,331

Other financial instruments:
Interest rate swap agreement	$(1,617)	(1,617)	(1,872)	(1,872)
Letters of credit	$(162)	(162)	(133)	(133)
Commitments to originate loans	$(57)	(57)	-	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Equivalents

For these short-term instruments that generally mature 90 days or less, or carry a market rate of interest, the carrying value approximates fair value.

(7) Fair Values of Financial Instruments (continued)

Securities (Available-for-Sale and Held-to-Maturity)

Fair values for securities are determined using independent pricing services and market-participating brokers, or matrix models using observable inputs. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. We obtain a single market quote or price estimate for each security.  None of the quotes or estimates is considered a binding quote, as we would only request one if we had the positive intent to sell the securities in the foreseeable future and we believed the price quoted represented one from a market participant with an intent and the ability to purchase. Internal matrix models are used for non-traded municipal securities.  Our matrix considers observable inputs, such as benchmark interest rates and spreads.

Certain securities’ fair values are determined using unobservable inputs and included bank debt based CDO’s. There is a very limited market and limited demand for these CDO’s due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. We considered fair values from  several brokerage firms. We also considered fair value derived from our own assumptions with data from outside brokerage firms as to expected cash flows and approximate risk-adjusted discount rates, and we utilized models provided by third parties.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by interest type such as floating, adjustable, and fixed-rate loans, and by portfolios such as commercial, mortgage, and consumer.

The fair value of performing loans is calculated by discounting scheduled cash flows through the loans' estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan category. The estimate of maturity is based on the average maturity for each loan classification.

Delinquent loans (not in foreclosure) are valued using the method noted above, and in consideration of the value fair of collateral for collateral-dependent loans. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair value of loans is reduced by the allowance for loan losses.

The fair value of loans held for sale is estimated based on outstanding investor commitments or in the absence of such commitments, is based on current yield requirements or quoted market prices.

Mortgage Servicing Rights

Fair value is determined through estimates provided by a third party, using inputs including quoted prices for similar assets in active markets, and inputs that are observable for this asset, either directly or indirectly. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at June 30, 2009 and 2008, and the sensitivity of such values to changes in those assumptions are summarized in the 2008 and 2007 Annual Report and are substantially unchanged.

Deposits

The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using a discounted cash flow approach that applies current market rates to a schedule of aggregated expected maturities of time deposits.

Borrowings

The fair value of borrowings is calculated by discounting scheduled cash flows through the borrowings' estimated maturity using current market rates.

Junior Subordinated Debentures

The fair value of the adjustable-rate junior subordinated debentures approximates their face amount, while the fair value of fixed-rate debentures is calculated by discounting scheduled cash flows through the borrowings' estimated maturity using current market rates.

Interest Rate Swap Agreement (Swap)

The fair value of the swap was the amount the Company would have expected to pay to terminate the agreement and was based upon the present value of expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

(7) Fair Values of Financial Instruments (continued)

Other Financial Instruments

The fair values of letters of credit, unused lines of credit and commitments to originate loans approximate the fee charged to make the commitments.

(8) Fair Values Measurements

Some of the financial instruments disclosed in the previous note are measured at fair value in the consolidated financial statements. Accounting principles establish a three-level valuation hierarchy for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at June 30, 2009, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Securities available-for-sale	$ -	102,269	814	103,083
Total	$ -	102,269	814	103,083

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	-	10,043	-	10,043
Collateral dependent impaired loans	-	-	8,822	8,822
Other assets
Other real estate owned	-	-	3,368	3,368
Mortgage servicing rights	-		2,134	2,134
Total assets	$ -	10,043	14,324	24,367

Liabilities
Interest rate swap agreement	$ -	-	1,617	1,617
Letters of credit	$ -	-	162	162
Commitments to originate loans	$ -	-	57	57
Total liabilities	$ -	-	1,836	1,836

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month and six-month periods ended June 30, 2009 (in thousands).

	Three months	Six months
	Ended June 30,	ended June 30,
	2009	2009
Securities available for sale, beginning of period	$724	359
Transfers into Level 3 during the period	-	540
Unrealized gain included in other comprehensive income	210	35
Impairment charges included in earnings	(120)	(120)
Securities available for sale, end of period	$814	814

(8) Fair Values Measurements (continued)

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Securities available-for-sale	$ -	$ 97,623	$ -	$ 97,623
Total	$ -	$ 97,623	$ -	$ 97,623

(9) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2009 and December 31, 2008 are summarized as follows:
	June 30, 2009

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
Government sponsored enterprise obligations	$19,996	317	(10)	20,303
State and municipal obligations	78,662	2,131	(153)	80,640
Corporate obligations(1)	1,226	-	(412)	814
Equity securities	1,292	34	-	1,326

Total securities Available for Sale	$101,176	2,482	(575)	103,083

(1)Amortized cost includes a cumulative $820,000 write-down for other-than-temporary impairment.

Securities Held to Maturity:
U.S. Treasury	$1,000	4	-	1,004
Government sponsored enterprise obligations	1,017	6	-	1,023
State and municipal obligations	154,961	4,432	(153)	159,240
Corporate obligations	716	70	(1)	785

Total securities Held to Maturity	$157,694	4,512	(154)	162,052

(9) Securities (continued)

	December 31, 2008

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
Government sponsored enterprise obligations	$21,997	400	-	22,397
State and municipal obligations	70,578	1,366	(28)	71,916
Corporate obligations(1)	1,344	-	(446)	898
Equity securities	1,293	21	(5)	1,309

Total securities Available for Sale	$95,212	1,787	(479)	96,520

(1)Amortized cost includes a $700,000 write-down for other-than-temporary impairment.

Securities Held to Maturity:
U.S. Treasury	$4,999	86	-	5,085
Government sponsored enterprise obligations	12	4	-	16
State and municipal obligations	156,187	3,240	(110)	159,317
Corporate obligations	540	23	(5)	558

Total securities Held to Maturity	$161,738	3,353	(115)	164,976

 The amortized cost and fair value of debt securities by years to maturity as of June 30, 2009, follow (in thousands). Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
Years
Under 1	$13,741	13,962	25,231	25,519
1 to 5	64,839	66,680	103,023	106,447
5 to 10	20,078	20,301	28,078	28,653
10 and over	1,226	814	1,362	1,433

Total	$99,884	101,757	157,694	162,052

(1)Amortized cost includes a $700,000 write-down for other-than-temporary impairment.

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

June 30, 2009	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprise obligations	$1,989	10	-	-	1,989	10
State and municipal obligations	7,889	149	1,904	4	9,793	153
Corporate and foreign obligations	-	-	634	412	634	412

Total temporarily impaired securities	$9,878	159	2,538	416	12,416	575

Securities Held to Maturity
State and municipal obligations	$11,461	116	3,628	37	15,089	153
Corporate obligations	-	-	26	1	26	1

Total temporarily impaired securities	$11,461	116	3,654	38	15,115	154

(9) Securities (continued)

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at June 30, 2009, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $0.8 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.5 million of the securities backed by two of the largest U.S. banks and $0.3 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in 2009.  Until the June 2009 quarter, there had been no reduction in our cash receipts (interest) on these securities; that is, they were current as to principal and interest.  However, the collateral underlying one CDO had diminished due to debt defaults and interest deferrals of some of the banks, and in the June 2009 quarter, interest payments due have been deferred.  Management analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Management’s analysis indicated these cash flows would be insufficient, and accordingly, the Company wrote down this CDO by $0.7 million during the quarter ended September 30, 2008. An additional write-down of $0.1 million was taken in the current quarter.  Because all of the impairment is deemed to be credit related, the entire write-down has been charged to income with none charged to other comprehensive income.  We intend to sell this security, but if the financial condition of the underlying banks continues to deteriorate, further write-downs could occur before its sale. However,  the maximum write-down would be its current carrying value of less than $0.2 million.

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

December 31, 2008	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
State and municipal obligations	$6,742	25	750	3	7,492	28
Corporate and foreign obligations	-	-	598	446	898	446
Equity securities	595	5	-	-	595	5

Total temporarily impaired securities	$7,337	30	1,348	449	8,685	479

Securities Held to Maturity
State and municipal obligations	$5,260	63	4,999	47	10,259	110
Corporate obligations	116	2	24	3	140	5

Total temporarily impaired securities	$5,376	65	5,023	50	10,399	115

(10) Accounting Pronouncements Implemented in the Current Year

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 165, Subsequent Events. Without any impact on our consolidated financial statements we implemented its provisions as of June 30, 2009. Statement 165 addresses accounting and disclosure requirements related to subsequent events. Statement 165 requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated.

 In April 2009, the FASB issued the following three statements associated with fair-value measurements and other-than-than-temporary impairments (OTTI). The statements attempted to respond to concerns raised by certain constituent groups about the effects of accounting requirements for write-downs of investment securities in the current economic environment and concerns emphasized in Congressional hearings on fair-value accounting held by the House Financial Services Subcommittee on Capital Markets, Insurance, and Government Sponsored Entities. The subcommittee instructed the FASB to take immediate action to address those constituent concerns.  These were effective for and have been implemented in the current period’s consolidated financial statements.  Implementing these statements resulted in additional footnote disclosures.  There was no impact on the consolidated financial statements but could in future periods relative to securities with other than temporary impairment.

(10) Accounting Pronouncements Implemented in the Current Year (continued)

FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provided additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasized that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an OTTI analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis.  This FASB Staff Position (FSP) amended the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP did not amend existing recognition and measurement guidance related to OTTI of equity securities.

FASB Staff Position No. FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

 The following accounting pronouncements were effective for the Company on January 1, 2009.  None had a material impact on the Company as there were no material transactions which the pronouncements impacted.

The FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities in March 2008. The new standard was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.

The FASB issued Statement No. 160 Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51, in December 2007. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.

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

(10) Accounting Pronouncements Implemented in the Current Year (continued)

This revised statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. This Statement requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date, as opposed to the former method which results in future adjustments to business combination accounting as the contingencies are settled. This will have a significant impact on any future business combination transactions.

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

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given the lack of an active and liquid market for a small number of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2008 Annual Report.

Recent Events

We are pleased to report that on July 10, 2009 we received notice from the Office of the Comptroller of the Currency authorizing our opening of our Sarasota, Florida subsidiary, Canandaigua National Trust Company of Florida. This comes following approval from the Federal Reserve Bank of New York on April 17, 2009.  We have commenced operations.

In June 2009 we executed a lease for our 22nd banking branch to be located in Webster, New York for which we expect construction to begin in Spring 2010, and in July 2009 we executed a lease for our 23rd banking branch to be located in Greece, New York for which we expect construction to begin in Spring 2011.

On June 30 2009, James V. D’Amico, President of Genesee Valley Trust Company, retired.  Joseph L. Dugan, Executive Vice President of The Canandaigua National Bank and Trust Company, is serving as Interim President.

.On April 3, 2009 we formally notified the U.S. Treasury Department to withdraw our application for funds under the Troubled Asset Relief Capital Purchase Program (TARP).  Our objections to the program (detailed in our 2008 Annual Report) were presented with a request to amend the proposed purchase agreement.  Treasury advised us that it was unwilling to amend the agreement on our terms, and we determined receipt of the funds under the objectionable terms would not be in the interest of our shareholders, customers, community, and employees. We had intended to use this additional capital to leverage our current deposit taking activities and expand lending in the community by an additional $250 million.

Also in April 2009, we commenced construction of our 21st banking branch to be located on Alexander Street in the city of Rochester, New York.  We anticipate opening this facility near the end of the year.

As discussed in our Annual Report, we expected a doubling of our FDIC insurance expenses for the full year from $0.8 million in 2008 to approximately $1.6 million in 2009. This expectation was based on information available in January 2009.  Subsequently the FDIC assessed a special 5 basis point premium on net assets of the bank (assets less capital) that cost an additional $0.7 million in the second quarter.  With the assessment, total premium expense for the year was expected to be $2.3 million. However, the FDIC has approval to apply for additional assessments over the next several quarters.  With additional bank failures since this assessment and the expected level of reserves on hand at the FDIC by year end, we believe it is highly likely the FDIC will make an additional assessment in the fourth quarter of 2009, which we believe will cost us nearly $0.8 million.

Financial Overview

In consideration of two significant second-quarter expense items, we are pleased to report net income of $3.0 million for the three-months ended June 30, 2009, a decrease of 9.8% from the $3.3 million for the same period in 2008.  Diluted earnings per share were $6.18 and $6.82 for these periods, respectively.  Reflecting franchise growth, the GVT acquisition, and strong mortgage originations, earnings were positively impacted by a $1.8 million (10.0%) growth in total revenues (net interest income and non-interest income). Operating expenses increased $2.4 million (20.0%).  Contributing to the quarter’s expense growth were a $0.7 million industry-wide special assessment by the FDIC and $0.8 million accrual for retirement expenses for the former GVT president.  Exclusive of these, operating expenses would have increased only $0.7 million or 5.9%.

In the second quarter we continued to grow the balance sheet with gross loans increasing 1.4%. Total deposits increased 0.9% inclusive of seasonal municipal deposit outflows. Off-balance sheet asset growth for the quarter was negative with a $4.8 million (0.3%) net decrease in the book value of assets under management. However, with the market’s rebound in the second quarter, the fair value of assets under management grew $89.1 million or 6.4% in the quarter.

For the six month period ended June 30, 2009, net income fell 5.1% to $6.5 million compared to $6.8 million for the six months ended June 30, 2008. Diluted earnings per share were $13.56 and $14.19 for the same six-month periods.  Since the end of the year, the balance sheet grew 7.8% with loans up 2.6% and deposits up 9.2%.  Off-balance sheet, the book value of assets under management fell 0.8%, while the fair value of assets under management grew 1.4%.

For the remainder of the year we expect balance sheet growth to be similar in size and nature as the first half of the year.  We also expect operating results to be fairly similar, except without another retirement accrual expense.  Given the FDIC’s continued takeover of banks, we anticipate another special assessment in the fourth quarter of the year. Cumulatively, net income for 2009 is likely to be lower than 2008.

Financial Condition (three months ended June 30, 2009)

At June 30, 2009, total assets were $1,529.3 million, up $17.1 million or 1.1% from $1,512.3 million at March 31, 2009. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) grew $1.6 million to $110.6 million.

The securities portfolio grew a modest $1.4 million from March 2009. We have retained most of our liquidity in federal funds sold rather than purchasing securities.  With minimal relative returns available on short-term securities we have chosen not to significantly increase this portfolio. Notwithstanding, we do anticipate a modest volume of securities purchases during the remainder of the year in both the available-for-sale and held-to-maturity portfolios.

The securities portfolio consists principally of New York State municipality obligations (90.3% of total at June 30, 2009) with the remainder mostly in US Treasury and US agency obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and concluded there are none considered to be other than temporarily impaired, which could require a write-down of carrying value in the income statement other than one security discussed below.

During this quarter, due to continued credit deterioration of the underlying collateral in one CDO, we wrote down its carrying value by $0.1 million.  This is in addition to the $0.7 million write-down we took on this CDO in the third quarter of 2008.  This CDO is backed by a pool of debt obligations of banks. Because of the continuing economic strains and bank failures, the fair value of this security had fallen further.  The collateral underlying this CDO had diminished due to debt defaults and interest deferrals of some of the banks.  As in each quarter, we analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Our analysis indicated these cash flows would be insufficient, and accordingly, we have written down this CDO.

Gross loans increased $15.5 million to $1,116.5 million. The commercial portfolio increased $17.5 million on continued strong originations in all categories.  The residential loan portfolios fell $0.9 million reflecting the impact of the current mortgage refinance boom.  With long-term mortgage rates near or below 5%, we tend to sell most mortgage originations in the secondary market, and to the extent these are sold to Freddie Mac, we retain the servicing. The consumer loan portfolios increased $2.6 million for the quarter, over half of which came in the indirect automobile loan portfolio. The remainder came in direct consumer loans reflecting our commitment to continue lending in our communities despite the recession.  For the remainder of 2009, we expect the volume of total loans to continue to increase with the percentage of growth remaining in single digits in all portfolios.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at June 30, 2009, were $1,342.3 million and were up $12.5 million from March 31, 2009.  Growth in deposits principally occurred in demand and time.  Consumer deposits grew $16.0 million from March 31, 2009, commercial deposits grew $23.4 million, and municipal deposits, following their typical seasonality, fell $26.9 million.  We continue to experience strong consumer and commercial deposit growth as customers seek the safety of our institution and the liquidity that deposits offer over other investment alternatives.  For the remainder of the year, we expect deposits to grow, but at a lower annualized rate than in this quarter.  We do anticipate an increase in municipal deposits in the next quarter, again, consistent with seasonality.

Growth in deposit types occurred in the lower interest-cost accounts (demand) with higher cost accounts (savings, money market, and time) showing decreases. The shift in deposit mix had a positive impact on net interest income, as discussed in the “Results of Operations” section. Because we do not believe market rates will fall further during the rest of the year, we do not expect this trend of shifting deposit types will continue.  We now expect depositors will wait for a rate increase, and then will move excess deposits back to money market and time deposit accounts or into the equity markets.

Total borrowings remained unchanged.  We do not expect borrowings to change for the remainder of the year, because the strength of deposit inflows should be sufficient to fund the modest increases we project for the loan and securities portfolios.

Results of Operations (three months ended June 30, 2009)

Net interest income increased $1.2 million or 9.7% for the quarter over the same quarter in 2008, reflecting the positive impact of the balance sheet's year-over-year growth, despite a narrowing of margin. Falling interest rates earlier in the year allowed us to rapidly reduce rates paid on deposits, while asset yield declines would occur in later periods.  Those asset yield reductions impacted the second quarter of 2009.

On a tax-equivalent basis, compared to the same quarter in 2008, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.6 million positive impact on net interest income, while the change in rates had a $0.2 million negative impact. Net interest margin was 3.97% for the second quarter of 2009, down from 4.26% during the same quarter in 2008.  As we discussed in our Annual Report, we expect net interest income to increase for the year due to our balance sheet growth, but we expect little change in current net interest spread or net interest margin given the interest rate environment. Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2009 and 2008 follows (dollars in thousands).

		2009			2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,423,423	19,427	5.46%	1,196,536	18,734	6.26%

Total interest-bearing
liabilities	$1,227,009	5,310	1.73%	1,017,779	5,994	2.36%

Interest rate spread			3.73%			3.90%
Net interest margin		$14,117	3.97%		12,740	4.26%

The provision for loan losses was unchanged at $1.4 million for the quarter compared to the same quarter last year. The provision in the 2009 quarter was mostly driven by an increase in reserves for impaired loans, while 2008’s provision was mostly driven by increased reserves associated with portfolio growth. A summary of the allowance for loan losses and net charge-offs for the year to date is presented in a following section.

Total other income for the quarter ended June 30, 2009 increased 10.5% to $6.3 million from $5.7 million in 2008 with only mortgage banking income showing significant improvement. Service charges on deposit accounts fell a modest 3.2%. Most of the decline occurred in overdraft processing fees, which had fallen commensurate with a slowing of overall checking transaction volume and an increase in customers’ available balances due to overall deposit growth.  Debit and ATM card revenues continue to increase (up 6.5% year-on-year) with consumers shifting from cash and checks to electronic transactions.

Trust and investment services income fell $0.4 million or 13.1% as a result of the fall in fair value of assets under management. The equity markets declined significantly from where they closed in June 2008.  This decline, if continued through the end of 2009, will have a negative effect on trust and investment income, since this income is tied to the fair value of assets managed.  The table below presents information about period-end balances of assets under administration (dollars in thousands):

Assets Under Administration as of

	June 30,	March 31,	June 30,
	2009	2009	2008

Cost basis of assets under administration	$1,561,425	1,556,616	1,599,112

Fair value of assets under administration	$1,470,444	1,381,355	1,731,965

The rapid fall in mortgage interest rates during 2009 has led to a refinance boom not seen in over five years.  Our total originations have nearly tripled for the quarter compared to the same quarter in 2008.  Corresponding with this increase in volume, the net gain on loans sold increased substantially when compared to 2008.  Though most of the increased volume has come in refinance mortgages, purchase money mortgages also showed strong growth (31.2%) which is the critical component of mortgage banking profitability in non-refinance periods.  (See table below). Despite the continued negative national housing news, housing prices and sales in our market area remain relatively strong, and we have a positive outlook for the remainder of the year.  We expect originations to remain much higher than last year with the refinance wave continuing at least into the third quarter.  We also expect to continue selling most of the originated loans given their low interest rates.

CNB Mortgage Closed Loans by Type For the three-month periods ended June 30, (dollars in thousands)

	2009	2008
Purchase money mortgages	$29,543	22,512
Refinance mortgages	81,136	18,920
Total mortgage originations	$110,679	41,432

Percentage of loans retained in portfolio	12.3%	49.9%

Operating expenses increased 20.0% or $2.4 million for the quarter ended June 30, 2009, over the same three-month period in 2008. However, as discussed above, $1.5 million of this increase was due to two non-standard expense accruals – FDIC premiums of $0.7 million and retirement expense accrual of $0.8 million. Excluding these items, operating expenses would have shown a more modest 7.2% increase, reflective of our franchise growth.  Salaries and benefits, excluding the retirement reserve, increased about 15% reflecting a higher headcount, incumbent salary increases averaging 3.0%, and higher benefit costs.

Professional and other services declined year-on-year due to higher contract costs in 2008 for consulting fees.  FDIC premiums were higher, as discussed above.  Amortization expenses was lower because the underlying intangible is being amortized on a declining-balance method, which results in lower year on year amortization compared to straight-line amortization.  All other categories of operating expenses changed relatively little. For the remainder of the year we expect expenses to rise less than 10%, reflecting our year-on-year franchise growth.

The quarterly effective tax rate was 22.4% in 2009 and 25.1% in 2008. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Condition and Results of Operations (six months ended June 30, 2009)

At June 30, 2009, total assets of the Company were up $110.3 million or 7.8% from December 31, 2008. Cash and equivalents (cash, balances and federal funds sold) increased as a result of deposit growth exceeding securities purchases and loan originations.  Securities increased only modestly as we chose not to purchase investments locking us into low medium and long-term rates.  Loans grew $27.9 million or 2.6%.  Total deposits at June 30, 2009, were up 9.2% with growth mostly in consumer and commercial deposits.

Net interest income improved 14.8% for the six-month period in 2009 from the same period in 2008. The increase in net interest margin was caused by rates on interest-bearing liabilities falling faster than yields on interest-earning assets combined with growth in the average balance of these liabilities and assets.  Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2009 and 2008 follows:

		2009			2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Total interest-earning
assets	$1,401,762	38,964	5.56%	1,191,848	37,803	6.34%

Total interest-bearing
liabilities	$1,206,428	10,993	1.82%	1,016,877	13,436	2.64%

Interest rate spread			3.74%			3.70%

Net interest margin		$27,971	3.99%		$24,367	4.09%

Other income for the six months ended June 30, 2009, increased 2.3% to $11.8 million from $11.6 million in 2008. The same factors impacting the three-month period impacted the six month period results.

Mortgage originations increased 173.2% for the six month period ended June 30, 2009 versus the same period in 2008.  Along with this increase in volume was the net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the six-month periods ended June 30,
(dollars in thousands).

	2009	2008
Purchase money mortgages	$48,093	36,242
Refinance mortgages	136,589	31,353
Total mortgage originations	$184,682	67,595

Percentage of loans retained in portfolio	12.0%	41.6%

Operating expenses increased 16.8% or $3.9 million for the six months ended June 30, 2009, over the same period in 2008 with higher FDIC premiums, retirement expense accrual, and ORE expenses accounting for about two thirds of the increase.  The remainder of the changes were related to franchise growth and expansion.

The Company's effective tax rate for the year to date in 2009 decreased to 24.0% from 26.5% in 2008. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2008, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the six months ended June 30, 2009, cash flows from all activities provided $77.9 million in net cash and cash equivalents versus $6.4 million for the same period in 2008.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $2.8 million in 2009 versus $11.9 million in 2008.  Both the largest source and use of operating cash in 2009 and 2008 were loans held for sale with activity in 2009 over four times that of 2008. Excluding the effect of loans held for sale, operating activities provided $10.8 million cash for the six-month period in 2009 and $12.4 million in 2008.

For the first six months of 2009, investing activities used $27.3 million in cash and equivalents in 2009 and $58.4 million in 2008. Investing activities provided funds in 2008, because we experienced significant cash inflows following calls of many of our U.S. Agency securities. This did not occur in 2009.  Net loan activity was lower in 2009 than in 2008 when the pullback of national and regional banks’ lending activity allowed us to significantly increase our indirect automobile lending volume.  Also using funds in 2008 was the purchase of GVT.

Cash provided by financing activities was $102.4 million in 2009 versus $52.9 million in 2008. The main contributor in both years was deposit activity, which was twice as much in 2009 than in 2008.

For the remainder of 2009, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is mainly expected to come from Monroe County retail sources and Ontario County municipalities.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. Other than the information disclosed in our 2008 Annual Report, since then we have executed two operating leases for new branch offices, which in total will cost approximately $1.5 million each over the fifteen years from their anticipated openings in 2010 and 2011, respectively.

Also, as discussed more fully in our 2008 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	June 30, 2009	December 31, 2008

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$102,553	106,873
Commercial real estate and construction	$26,035	28,492
Residential real estate at fixed rates	$8,515	4,176
Home equity lines of credit	$93,387	79,653
Unsecured personal lines of credit	$16,189	15,945
Standby and commercial letters of credit	$10,773	9,046
Commitments to sell real estate loans	$10,043	2,053

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2009, the Company and Bank are categorized as "well-capitalized."   This is unchanged from December 31, 2008, and management anticipates no change in this classification for the foreseeable future.

Credit-Related Information Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the six-month periods ended June 30, 2009, and 2008 follow (dollars in thousands):

	June 30,
	2009	2008
Balance at beginning of period	$11,992	9,679
Provision for loan losses	2,555	2,025
Loans charged off	(1,137)	(964)
Recoveries on loans previously charged off	298	300
Balance at end of period	$13,708	11,040

Allowance as a percentage of total period end loans	1.23%	1.13%

Allowance as a percentage of non-performing loans	78.1%	108.4%

The provision for loan losses for the six-month period ended June 30, 2009 was higher than the same period in 2008.  The balance in the allowance and the provision for loan losses have increased with growth in the total loan portfolio from 2008 and changes in asset quality. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2009, is adequate at $13.7 million. However, should the trend of higher non-performing and non-accrual loans continue, or should we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need a higher allowance for loan losses as a percentage of total loans.  This would necessitate an increase to the provision for loan losses.

Non-Performing Assets and Impaired Loans and

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
Loans past due 90 days or more and accruing:
Commercial and industrial	$151	106	-
Real estate-commercial	342	-	-
Real estate-residential	624	447	75
Consumer and other	139	243	89
Total past due 90 days or more and accruing	1,256	796	164

Loans in non-accrual status:
Commercial and industrial	12,099	3,134	4,055
Real estate-commercial	2,999	2,385	3,317
Real estate-residential	1,197	3,250	2,635
Consumer and other	-	-	11
Total non-accrual loans	16,295	8,769	10,018
Total non-performing loans	17,551	9,565	10,182

Other real estate owned
Commercial	639	639	434
Residential	2,729	90	303
Total other real estate owned	3,368	729	737

Total non-performing assets	$20,919	10,294	10,919

Non-performing loans to total period-end loans	1.58%	0.88%	1.04%

Non-performing assets to total period-end
loans and other real estate	1.88%	0.95%	1.12%

There were no troubled debt restructurings during these periods.

Total non-performing loans increased $6.2 million to $17.6 million at June 30, 2009 from $11.4 million at March 31, 2009 and $9.6 million at December 31, 2008.  The increase in non-performing loans during the year has come in commercial and industrial loans and was principally due to a small number of large commercial relationships falling past due on loan payments.  The loans underlying these relationships are deemed impaired and we have established impairment reserves, as summarized in the "Impaired Loans" section below.

Non-performing residential real estate loans declined as a result of a foreclosure tied to one real estate investor.  This led, concurrently to the increase in residential other real estate owned.  Given the current economic climate, and growth in non-performing loans, we can expect additional foreclosures in the coming periods.

The percentage of non-performing loans to total loans has risen substantially over the last twelve months.  While this increase is large, it is lower than the percentage in the last recession earlier in the decade of 1.93%.  Also it is about one third of nationwide community banks of similar size at 0.00%, using March 31, 2009 federal reporting data.

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2009, and 2008 and twelve months ended December 31, 2008, follows (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2009	2008	2008

Recorded investment at period end	$16,295	8,769	10,318
Impaired loans as percent of total loans	1.47%	0.79%	1.06%
Impaired loans with related allowance	$8,822	-	2,825
Related allowance	$3,436	-	1,130
Average investment during period	$11,999	7,864	7,085
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

As noted in the “Non-Performing Assets” section, we experienced a significant increase in non-performing loans during the year. This increase resulted from a small number of large Commercial and industrial loans becoming past due on scheduled principal and interest payments. Collateral for these loans (accounts receivable, inventory, and equipment) tend to be of lower liquidation value relative to commercial mortgage loans.  Therefore the risk of loss is higher when these loans reach non-performing status. Reserves for impaired loans increased to $3.4 million at June 30, 2009 versus $1.1 million at June 30, 2008. We believe the level of impaired loans and the related reserve is consistent with current economic conditions. We are working with the borrowers to seek sources of repayment for these loans. We also believe, given current condition, additional loans will become impaired, while existing impaired loans will be liquidated. Though we are not aware of loans which will likely be impaired in the near future, it is inevitable there will be some.  We do not expect the level of impaired loans to substantially decline before year end.

Recent Accounting Standards to be implemented in Future Periods

In June 2009, the FASB issued Statement No. 168, Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, and implements the FASB’s Accounting Standard Codification. The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, including our Company. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants like our Company. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will be non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe it will have an impact on our financial statements.

Also in June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities. It requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPEs) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This Statement requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The Statement is effective for us beginning on January 1, 2010. Though we have not fully evaluated this statement’s effect on our financial statements, we do not believe it will have an impact since we do not have any QSPEs or other entities currently subject to FIN 46R.

Relating to Statement No. 167, in June 2009 the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets. Statement 166 amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This Statement requires additional year-end and interim disclosures for public and nonpublic companies that are similar to the disclosures required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The Statement is effective for our Company on January 1, 2010 and must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. This Statement has the potential to impact our accounting for participation loans sold, and in certain instances, could require the sold portion of the loan to be returned to the balance sheet with an equivalent amount recorded as a liability (secured borrowing). We are currently evaluating its impact.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2008 Annual Report, we predicted market interest rates for 2009 would remain fairly steady for most of the year at current historic lows.  We have not changed our outlook at this time.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at June 30, 2009 and December 31, 2008.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2009	2008
+200	(11)%	n/m	*
+100	(6)	(4)%
No change	-	-
-100	(1)	3
-200	(4)	(4)

	*not meaningful

Our model suggests our interest rate risk has increased from year end for both an increase and decrease in rates. Our exposure to increasing rates has increased, because if interest rates move upwards, our liability costs (deposits and borrowings) will rise faster than our assets yields will.  This is the opposite effect of what we experienced earlier in the year when rates fell.  Our exposure has also increased in a downward rate scenario, as we have less opportunity to lower liability costs further, yet asset yields continue to move downward as maturing and called investments and amortizing loans are replaced with lower rate instruments.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

None

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods indicated in 2009, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award and the Canandaigua National Corporation for treasury.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  The Company and Bank purchase prices per share were determined based on the most recent open-market transaction know to us immediately preceding the purchase.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2009	(60)	$ 315.91	Compensation
March 2009	549	$ 315.91	Treasury
March 2009	(35)	$ 315.91	Compensation
June 2009	11	$ 314.74	Arthur S. Hamlin Award

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

Dates of Open-Market Transactions	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 12, 2009	811	$ 314.74	$ 355.00	$ 302.00
June 18, 2009	766	$ 323.73	$ 350.00	$ 315.24

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant	Exhibit (3.i) on Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant	Exhibit (3.ii) on Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan	Exhibit (10.1) on Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan	Exhibit (10.2) on Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Exhibit (10.3) on Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Exhibit (10.4) on Form 10-K for the year ended December 31, 2008

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(20)	Letter to shareholders dated August 1, 2009	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 7, 2009	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

August 7, 2009	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer