Form 10-Q
period 2009-09-30
CANANDAIGUA NATIONAL CORP
filed 2009-11-06
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2009

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2009 and December 31, 2008 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$35,100	29,109
Interest-bearing deposits with other financial institutions	3,579	3,561
Federal funds sold	72,849	-
Securities:
- Available for sale, at fair value	120,166	96,520
- Held-to-maturity (fair value of $167,876 in 2009 and $155,183 in 2008)	160,295	161,738
Loans:
Commercial and industrial	220,591	205,818
Commercial mortgage	420,225	389,907
Residential mortgage - first lien	213,876	213,411
Residential mortgage - junior lien	81,774	75,971
Consumer-automobile indirect	179,486	168,830
Consumer and other	29,922	26,846
Loans held for sale	5,313	2,053
Total gross loans	1,151,187	1,082,836
Plus: Net deferred loan costs	5,940	5,776
Less: Allowance for loan losses	(14,180)	(11,992)
Loans - net	1,142,947	1,076,620
Premises and equipment - net	11,653	11,268
Accrued interest receivable	7,401	6,580
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,689	2,891
Goodwill and intangible assets	15,758	16,554
Other assets	17,918	14,196
Total Assets	$1,590,355	1,419,037

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$180,251	166,437
Interest-bearing	136,502	114,581
Savings and money market	572,761	494,195
Time	516,478	453,694
Total deposits	1,405,992	1,228,907
Borrowings	9,956	25,859
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	15,104	12,286
Total Liabilities	1,482,599	1,318,599

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2009 and 2008	9,732	9,732
Additional paid-in capital	8,591	8,591
Retained earnings	93,365	87,273
Treasury stock, at cost (15,468 shares at September 30, 2009
and 14,765 at December 31, 2008)	(5,038)	(4,819)
Accumulated other comprehensive income (loss), net	1,106	(339)
Total Stockholders' Equity	107,756	100,438
Total Liabilities and Stockholders' Equity	$1,590,355	1,419,037

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine-month periods ended September 30, 2009 and 2008 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008
Interest income:
Loans, including fees	$16,562	16,406	$49,121	47,646
Securities	2,203	2,379	6,631	7,022
Federal funds sold and other	44	26	127	302
Total interest income	18,809	18,811	55,879	54,970
Interest expense:
Deposits	4,201	5,071	13,376	16,719
Borrowings	133	547	452	825
Junior subordinated debentures	756	761	2,255	2,271
Total interest expense	5,090	6,379	16,083	19,815
Net interest income	13,719	12,432	39,796	35,155
Provision for loan losses	880	900	3,435	2,925
Net interest income after provision for loan losses	12,839	11,532	36,361	32,230

Other income:
Service charges on deposit accounts	2,263	2,237	6,402	6,498
Trust and investment services income	2,698	2,711	7,324	8,157
Net gain on sale of mortgage loans	466	108	2,512	463
Mortgage servicing income, net	175	137	414	419
Loan-related fees	115	115	239	291
(Loss) gain on write-down and call of securities, net	-	(700)	(162)	(698)
Other operating income	516	378	1,343	1,426
Total other income	6,233	4,986	18,072	16,556

Operating expenses:
Salaries and employee benefits	6,894	6,138	21,232	18,208
Occupancy, net	1,553	1,455	4,585	4,361
Marketing and public relations	526	424	1,468	1,332
Office supplies, printing and postage	339	334	1,082	1,055
Professional and other services	733	747	2,179	2,802
Technology and data processing	896	1,084	2,629	2,823
Intangible amortization	265	170	797	841
Other real estate operations	228	3	887	64
FDIC insurance	823	185	2,106	436
Other operating expenses	1,204	940	3,304	2,513
Total operating expenses	13,461	11,480	40,269	34,435

Income before income taxes	5,611	5,038	14,164	14,351
Income taxes	1,347	1,380	3,400	3,844
Net income	$4,264	3,658	$10,764	10,507

Basic earnings per share	$9.05	7.74	$22.83	22.18
Diluted earnings per share	$8.89	7.61	$22.45	21.80

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine-month periods ended September 30, 2009 and 2008 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2008	471,859	$9,732	8,591	87,273	(4,819)	(339)	100,438
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of $93		-	-	-	-	145	145
Change in unrealized loss on
securities available for sale,
net of taxes of $813		-	-	-	-	1,275	1,275
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $17		-	-	-	-	25	25
Net income		-	-	10,764	-	-	10,764
Total comprehensive income							12,209
Recognition of stock option
expense
Purchase of treasury stock	(809)	-	-	-	(255)	-	(255)
Sale of treasury stock	106	-	-	(3)	36	-	33
Cash dividend - $9.90 per share		-	-	(4,669)	-	-	(4,669)
Balance at September 30, 2009	471,156	$9,732	8,591	93,365	(5,038)	1,106	107,756

Balance at December 31, 2007	474,263	$9,732	8,443	78,100	(4,198)	131	92,208
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of ($211)		-	-	-	-	(230)	(230)
Change in unrealized loss on
securities available for sale,
net of taxes of ($303)		-	-	-	-	(471)	(471)
Net income		-	-	10,507	-	-	10,507
Total comprehensive income							9,806
Recognition of stock option
expense		-	10	-	-	-	10
Purchase of treasury stock	(4,292)	-	-	-	(1,343)	-	(1,343)
Sale of treasury stock	11	-	-	-	3	-	3
Exercise of stock options,
including tax benefit of $144	2,366	-	145	(450)	834	-	529
Cash dividend - $9.00 per share		-	-	(4,266)	-	-	(4,266)
Balance at September 30, 2008	472,348	$9,732	8,598	83,891	(4,704)	(570)	96,947

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2009 and 2008 (Unaudited) (dollars in thousands)

	2009	2008
Cash flow from operating activities:
Net income	$10,764	10,507
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,670	3,411
Provision for loan losses	3,435	2,925
Deferred income tax benefit	(736)	(1,696)
Gain on sale of premises and equipment and other real estate, net	(20)	-
Loss on write-down and call of securities, net	162	698
Income from equity-method investments, net	(22)	(123)
Net gain on sale of mortgage loans	(2,512)	(463)
Originations of loans held for sale	(221,113)	(59,478)
Proceeds from sale of loans held for sale	220,365	59,213
Stock option expense	-	10
Increase in other assets	(2,996)	(1,054)
Decrease in accrued interest payable and other liabilities	3,056	1,984
Net cash provided by operating activities	14,053	15,934

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	14,850	54,698
Purchases	(36,649)	(42,675)
Securities held to maturity:
Proceeds from maturities and calls	31,472	25,539
Purchases	(30,796)	(32,049)
Loan originations and principal collections, net	(69,366)	(139,707)
Fixed asset purchases – net of proceeds from sale of $5,460 in 2008	(1,800)	1,938
Proceeds from sale (purchase) of FHLB and FRB stock, net	322	(568)
Investment in equity-method investments	(28)	(38)
Acquisition, net of cash acquired	-	(10,092)
Proceeds from sale of other real estate	586	641
Net cash used in investing activities	(91,409)	(142,313)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	114,301	104,598
Net increase in time deposits	62,784	37,300
Overnight borrowings, net	(4,400)	(5,200)
Proceeds from term borrowings	-	15,000
Principal repayments on term borrowings	(11,580)	(95)
Proceeds from sale of treasury stock	33	3
Payments to acquire treasury stock	(255)	(1,343)
Proceeds from issuance of treasury stock under stock option plan	-	385
Tax benefit from stock option exercise	-	144
Dividends paid	(4,669)	(4,266)
Net cash provided by financing activities	156,214	146,526

Net increase in cash and cash equivalents	78,858	20,147
Cash and cash equivalents - beginning of period	32,670	40,892
Cash and cash equivalents - end of period	$111,528	61,039

Supplemental disclosure of cash flow information:
Interest paid	$16,378	19,971
Income taxes paid	3,324	4,498
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$2,864	807
Acquisition:
Fair value of assets acquired (noncash)	-	15,152
Fair value of liabilities assumed	-	5,060

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2008, Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

We have evaluated the impact of subsequent events on these financial statements through November 6, 2009, the date these financial statements were available to be issued.

(2) Dividend

On July 15, 2009, the Board of Directors declared a semi-annual $5.05 per share dividend on common stock to shareholders of record of July 25, 2009, which was paid on August 3, 2009.  This is in addition to the semi-annual $4.85 per share dividend on common stock declared in January 2009 and paid in February 2009.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2009 and 2008 follow (dollars in thousands, except share data):

	Three months		Nine months
	Ended September 30,		Ended September 30,
For the three months ended September 30,	2009	2008	2009	2008
Basic Earnings Per Share:
Net income applicable to common shareholders	$4,264	3,658	10,764	10,507
Weighted average common shares outstanding	471,248	472,779	471,454	473,702
Basic earnings per share	$9.05	7.74	22.83	22.18

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,264	3,658	10,764	10,507
Weighted average common shares outstanding	471,248	472,779	471,454	473,702
Effect of assumed exercise of stock options	8,187	7,787	7,947	8,243
Total	479,435	480,566	479,401	481,945
Diluted earnings per share	$8.89	7.61	22.45	21.80

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and nine-month periods ended September 30, 2009 and 2008 follows (dollars in thousands).

Three months ended September 30,		2009				2008
		Bank	CNBM	GVT		Bank	CNBM	GVT
Revenues:
From external customers		$18,588	394	970		16,267	141	1,010
Intersegment		(645)	714	(69)		(495)	508	(13)
Total segment revenues		$17,943	1,108	901		15,772	649	997

Net income:	2009				2008
Bank	$4,414				3,778
CNBM	379				213
GVT	(8)				36
Total segment net income	4,785				4,027
Eliminations	(521)				(369)
Total net income	$4,264				3,658

Nine months ended September 30,		2009				2008
		Bank	CNBM	GVT		Bank	CNBM	GVT
Revenues:
From external customers		$54,053	1,037	2,778		47,540	565	3,606
Intersegment		(3,154)	3,314	(160)		(1,094)	1,112	(18)
Total segment revenues		$50,899	4,351	2,618		46,446	1,677	3,588

Net income:	2009				2008
Bank	$12,376				10,752
CNBM	1,876				468
GVT	(961)				(112)
Total segment net income	13,291				11,108
Eliminations	(2,527)				(601)
Total net income	$10,764				10,507

The operating results of GVT for the first nine months of 2009 have been negatively affected by a decline in revenues caused by the fall in the fair value of assets under administration and a retirement expense accrual upon the president’s early retirement.

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

Gross servicing fees earned by the Company for the three-month periods ended September 30, 2009 and 2008, respectively, amounted to $294,000 and $234,000, and for the nine-month periods ended September 30, 2009 and 2008 amounted to $783,000 and $704,000, respectively.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in mortgage servicing assets for the nine-month periods ended September 30, 2009 and 2008, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2009		2008
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$855	$ 1,597	$1,091	$ 2,344
Originations	1,206		130
Amortization	(368)		(285)
Balance at September 30,	$1,693	$ 2,288	$936	$ 2,353

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

(7) Fair Values of Financial Instruments

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly, non-distressed sale between market participants at the measurement date. With the exception of certain marketable securities and one-to-four-family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with accounting disclosure pronouncements, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Finally, the Company expects to retain substantially all assets and liabilities measured at fair value to their maturity or call date.  Accordingly, the fair values disclosed herein are unlikely to represent the instruments’ liquidation values, and do not, with the exception of securities, consider exit costs, since they cannot be reasonably estimated by us.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008

	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$111,528	111,528	32,670	32,670
Securities, available-for-sale and held-to-maturity	$280,461	288,042	261,149	264,387
Loans-net	$1,142,947	1,205,109	1,076,620	1,102,079
Mortgage servicing rights	$1,693	2,288	855	1,597

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$889,514	889,514	755,213	755,213
Time deposits	$516,478	511,187	453,694	461,246
Borrowings	$9,956	10,184	25,859	26,102
Junior subordinated debentures	$51,547	53,693	51,547	54,331

Other financial instruments:
Interest rate swap agreement	$(1,634)	(1,634)	(1,872)	(1,872)
Letters of credit	$(149)	(149)	(133)	(133)
Commitments to originate loans	$(7)	(7)	-	-

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Equivalents

For these short-term instruments that generally mature in 90 days or less, or carry a market rate of interest, the carrying value approximates fair value.

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

Delinquent loans (not in foreclosure) are valued using the method noted above, and also consider the fair value of collateral for collateral-dependent loans. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair value of loans is reduced by the allowance for loan losses.

The fair value of loans held for sale is estimated based on outstanding investor commitments or in the absence of such commitments, is based on current yield requirements or quoted market prices.

Mortgage Servicing Rights

Fair value is determined through estimates provided by a third party, using inputs such as quoted prices for similar assets in active markets, and inputs that are observable for this asset, either directly or indirectly. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at September 30, 2009 and 2008, and the sensitivity of such values to changes in those assumptions are summarized in the 2008 Annual Report and are substantially unchanged.

Deposits

The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using a discounted cash flow approach that applies current market rates to a schedule of aggregated expected maturities of time deposits.

Borrowings

The fair value of borrowings is based on quoted market prices for the identical debt when traded as an asset in an active market.  If a quoted market price is not available, fair value is calculated by discounting scheduled cash flows through the borrowings' estimated maturity using current market rates.

Junior Subordinated Debentures

There is no trading market for our debentures.  Therefore the fair value of junior subordinated debentures is determined using an expected present value technique. The fair value of the adjustable-rate debentures approximates their face amount, while the fair value of fixed-rate debentures is calculated by discounting scheduled cash flows through the borrowings' estimated maturity using current market rates.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at September 30, 2009, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Securities available-for-sale	$ -	119,352	814	120,166
Total	$ -	119,352	814	120,166

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	-	5,313	-	5,313
Collateral dependent impaired loans	-	-	8,995	8,995
Other assets
Other real estate owned	-	-	3,007	3,007
Mortgage servicing rights	-	-	1,693	1,693
Total assets	$ -	5,313	13,695	19,008

Liabilities
Interest rate swap agreement	$ -	-	1,634	1,634
Letters of credit	$ -	-	149	149
Commitments to originate loans	$ -	-	7	7
Total liabilities	$ -	-	1,790	1,790

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month and nine-month periods ended September 30, 2009 (in thousands).

	Three months ended	Nine months ended
	September 30,	September 30,
	2009	2009
Securities available for sale, beginning of period	$814	359
Transfers into Level 3 during the period	-	540
Unrealized gain included in other comprehensive income	-	35
Impairment charges included in earnings	-	(120)
Securities available for sale, end of period	$814	814

(8) Fair Values Measurements (continued)

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring basis at September 30, 2008, by caption on the Consolidated Balance Sheet (dollars in thousands).

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

(9) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2009 are summarized as follows:

	September 30, 2009

		Gross Unrealized
	Amortized			Fair
	Cost(1)	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$1,987	-	(5)	1,982
Government sponsored enterprise obligations	33,990	320	(63)	34,247
State and municipal obligations	78,234	3,503	(24)	81,713
Corporate obligations(1)	1,225	-	(345)	880
Equity securities	1,292	52	-	1,344

Total securities Available for Sale	$116,728	3,875	(437)	120,166

(1)Amortized cost includes a cumulative $820,000 write-down for other-than-temporary impairment.

Securities Held to Maturity:
Government sponsored enterprise obligations	$1,016	7	-	1,023
State and municipal obligations	158,583	7,476	(37)	166,022
Corporate obligations	696	135	-	831

Total securities Held to Maturity	$160,295	7,618	(37)	167,876

The amortized cost and fair value of debt securities by years to maturity as of September 30, 2009, follow (in thousands). Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
Years
Under 1	$14,792	14,955	23,822	24,079
1 to 5	66,380	69,220	108,720	114,489
5 to 10	30,050	30,793	26,448	27,871
10 and over	4,214	3,854	1,305	1,437

Total	$115,436	118,822	160,295	167,876

(1)Amortized cost includes an $820,000 write-down for other-than-temporary impairment.

(9) Securities (continued)

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

September 30, 2009	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$1,982	5	-	-	1,982	5
Government sponsored enterprise obligations	8,936	63	-	-	8,936	63
State and municipal obligations	684	5	1,997	19	2,681	24
Corporate and foreign obligations	-	-	701	345	701	345

Total temporarily impaired securities	$11,602	73	2,698	364	14,300	437

Securities Held to Maturity
State and municipal obligations	$583	2	3,712	35	4,295	37

Total temporarily impaired securities	$583	2	3,712	35	4,295	37

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at September 30, 2009, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $0.9 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.6 million of the securities backed by two of the largest U.S. banks and $0.3 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in 2009.  Until the second quarter of 2009, there had been no reduction in our cash receipts (interest) on these securities; that is, they were current as to principal and interest.  However, the collateral underlying one CDO had diminished due to debt defaults and interest deferrals of some of the banks, and in the June 2009 quarter, a portion of interest payments due have been deferred.  Management analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Management’s analysis indicated these cash flows would be insufficient, and accordingly, the Company wrote down this CDO by $0.7 million during the quarter ended September 30, 2008. An additional write-down of $0.1 million was taken in the quarter ended June 30, 2009.  Because all of the impairment is deemed to be credit related, the entire write-down has been charged to income with none charged to other comprehensive income.  We intend to sell this security, but if the financial condition of the underlying banks continues to deteriorate, further write-downs could occur before its sale. However, the maximum write-down would be its current carrying value of less than $0.2 million.

(9) Securities (continued)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2008 are summarized as follows:

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

December 31, 2008	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
State and municipal obligations	$6,742	25	750	3	7,492	28
Corporate and foreign obligations	-	-	598	446	598	446
Equity securities	595	5	-	-	595	5

Total temporarily impaired securities	$7,337	30	1,348	449	8,685	479

Securities Held to Maturity
State and municipal obligations	$5,260	63	4,999	47	10,259	110
Corporate obligations	116	2	24	3	140	5

Total temporarily impaired securities	$5,376	65	5,023	50	10,399	115

(10) Accounting Pronouncements Implemented in the Current Year

The FASB’s Accounting Standard CodificationTM is effective for financial statements issued for interim and annual periods ending after September 15, 2009, including these. In June 2009, the FASB issued Accounting Standards CodificationTM (Codification) and the Hierarchy of Generally Accepted Accounting Principles which implements the FASB’s Accounting Standard Codification. The Codification is the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities, including our Company. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants like our Company. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will be non-authoritative.   Effective July 1, 2009, changes to authoritative U.S. GAAP are communicated through Accounting Standards Updates (ASU). Implementation of this standard had no impact on our financial statements.

(10) Accounting Pronouncements Implemented in the Current Year (continued)

We implemented the provision of ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value in this quarterly period.  It had no impact on our financial condition or results of operations.  Under this standard, companies determining the fair value of a liability may use the perspective of an investor that holds the related obligation as an asset. This topic addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place. The new guidance was effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP.  No new fair-value measurements are required by the standard.

In May 2009, the Financial Accounting Standards Board (FASB) issued Topic 855, Subsequent Events. Without impact on our consolidated financial statements, we implemented its provisions as of June 30, 2009. This topic addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued, depending on the company’s expectation of whether it will widely distribute its financial statements to its shareholders and other financial statement users. Companies are required to disclose the date through which subsequent events have been evaluated.

 In April 2009, the FASB issued the following three statements associated with fair-value measurements and other-than-than-temporary impairments (OTTI). The statements attempted to respond to concerns raised by certain constituent groups about the effects of accounting requirements for write-downs of investment securities in the current economic environment and concerns emphasized in Congressional hearings on fair-value accounting held by the House Financial Services Subcommittee on Capital Markets, Insurance, and Government Sponsored Entities. The subcommittee instructed the FASB to take immediate action to address those constituent concerns.  These were effective for and have been implemented in our consolidated financial statements.  Implementing these statements resulted in additional footnote disclosures.  There was no impact on the consolidated financial statements but could be in future periods relative to securities with other than temporary impairment.

Topic 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This topic provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This topic also included guidance on identifying circumstances that indicate a transaction is not orderly. It emphasized that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

Topic 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an OTTI analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis.  This topic amended the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to OTTI of equity securities.

Topic 825-10-65, Interim Disclosures about Fair Value of Financial Instruments. This topic amended other fair value disclosure topics to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following accounting pronouncements were effective for the Company on January 1, 2009.  None had a material impact on the Company as there were no material transactions related to the pronouncements’ subjects.

Disclosures about Derivative Instruments and Hedging Activities (Topic 815-10, formerly FASB Statement No. 161). The new standard was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.

Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51 (Topic 810-10-65, formerly FASB Statement No. 160). A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards.

(10) Accounting Pronouncements Implemented in the Current Year (continued)

This standard requires consolidated net income to be reported on the face of the consolidated statement of income at amounts that include the amounts attributable to both the Company (parent) and the noncontrolling interest. Formerly, net income attributable to our noncontrolling interests was reported by us as an other expense. Thus, this standard is intended to result in more transparent reporting of the net income attributable to the noncontrolling interest.

The standard also established a single method of accounting for changes in our ownership interest in a subsidiary that do not result in deconsolidation. It requires that we recognize a gain or loss in net income when a subsidiary is deconsolidated. A parent deconsolidates a subsidiary as of the date the parent ceases to have a controlling financial interest in the subsidiary. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. Additionally, this it requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary.

Business Combinations (Topic 805-10, formerly FASB Statement No. 141R). This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This replaces prior standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values, which we utilized for our GVT acquisition.  Its guidance resulted in not recognizing some assets and liabilities at the acquisition date, and it also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.

This revised standard requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. It requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date, as opposed to the former method which results in future adjustments to business combination accounting as the contingencies are settled. This will have a significant impact on any future business combination transactions.

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

Current Year’s Events

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

In 2009 alone, as reported by the Federal Deposit Insurance Corporation (FDIC), over 100 banks have failed.  These failures have resulted in a significant decline in the FDIC’s reserves.  In connection with its intention to rebuild its reserves to the statutory level of 1.15% of insured deposits the FDIC has taken a number of steps in 2009.  In May 2009, the FDIC announced the imposition of a premium assessment equal to five (5) basis points on net assets of the bank (assets less capital) that cost the Company an additional $0.7 million in the second quarter.

On September 29, 2009 the FDIC proposed to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 (thirteen quarterly periods). The prepaid assessment for these periods would be collected on December 30, 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate would be based on each institution’s total base assessment rate for the third quarter of 2009. The prepaid assessment rate for 2011 and 2012 would be equal to that institution’s modified third quarter 2009 total base assessment rate plus three (3) basis points. Each institution’s prepaid assessment base would be calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five (5) percent annual growth rate in the assessment base through the end of 2012. Each institution would record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. If the prepaid assessment is not exhausted by December 30, 2014, any remaining amount would be returned to the depository institution.

We have estimated the amount of this prepayment to approximate $7.8 million.  However, it is likely the Company will incur a higher future cost than this estimate for two important reasons: (1) The prepaid assessment only reflects the base assessment. It excludes the FICO bond payments which approximate $150,000 per year.  (2) The growth rate used by the FDIC is 5% per annum.  Our deposits have been growing at a faster rate.

Financial Overview

We are pleased to report net income of $4.3 million for the three-months ended September 30, 2009, an increase of 16.6% from the $3.7 million for the same period in 2008.  Diluted earnings per share were $8.89 and $7.61 for these periods, respectively.  Reflecting franchise growth and strong mortgage closings, earnings were positively impacted by a $2.5 million (14.5%) growth in total revenues (net interest income and non-interest income). Operating expenses increased $2.0 million (17.3%).  Negatively impacting 2008’s revenue was a $0.7 million write-down on an investment security.  Contributing to 2009’s quarterly expense growth was a $0.6 million increase in FDIC insurance premiums.

Balance sheet growth has been strong all year long.  In the third quarter this trend continued with gross loans increasing $40.7 million or 3.6% from June 30, 2009. Total deposits increased $63.7 million or 4.7% inclusive of seasonal municipal deposit inflows. Off-balance sheet the growth in market value of Assets under Management was above trend at $113.3 million or 7.7%, reflecting a rebound in the equities market, despite a $24.2 million (1.5%) net decrease in their book value.

For the nine month period ended September 30, 2009, net income rose 2.4% to $10.8 million compared to $10.5 million for the nine months ended September 30, 2008. Diluted earnings per share were $22.45 and $21.80 for the same nine-month periods.  Since the end of last year, the balance sheet grew 12.1% with loans up 6.3% and deposits up 14.4%.  The market value of off-balance sheet Assets under Management increased 9.2%, while the book value fell 2.3%.

For the last quarter of the year we expect slower balance sheet growth than we’ve experienced in the first part of the year. We expect operating results to be fairly similar to this quarter’s results. Cumulatively, net income for 2009 should be near or slightly better than 2008.

Financial Condition (three months ended September 30, 2009)

At September 30, 2009, total assets were $1,590.4 million, up $61.1 million or 4.0% from $1,529.3 million at June 30, 2009. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) grew $0.9 million to $111.5 million.

The securities portfolio grew $19.7 million from June 2009. As discussed in last quarter’s report, we had anticipated purchasing securities in both the available-for-sale and held-to-maturity portfolios.  These purchases would use the liquidity created by deposit inflows that were not used for making loans or retained as fed funds.  Much of the purchases have been government sponsored enterprise callable, step-up obligations.  We believe these securities provide a reasonable risk-weighted rate of return, act as an inflation hedge, and complement our overall asset-liability management program.  For the remainder of the year we expect to purchase more securities in both the available-for-sale and held-to-maturity portfolios.

The securities portfolio consists principally of New York State municipality obligations (84.8% of total at September 30, 2009) with the remainder mostly in US Treasury and government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and concluded there are none considered to be other than temporarily impaired in this quarter

Gross loans increased $40.7 million to $1,157.1 million. The commercial portfolios increased $18.8 million on continued strong originations in all categories.  The residential loan portfolios increased $7.4 million reflecting the impact of the current mortgage refinance boom and the increase in home purchases during the summer season. The consumer loan portfolios increased $13.5 million for the quarter with most coming in the indirect automobile loan portfolio. The government’s summer “cash-for-clunkers” program led to an unusually high number of automobile sales in our lending area during this period. The remainder came in direct consumer loans reflecting our commitment to continue lending in our communities despite the recession.  For the remainder of 2009, we expect the volume of total loans to continue to increase with the percentage of growth remaining in single digits in all portfolios.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at September 30, 2009, were $1,406.0 million and were up $63.7 million from June 30, 2009.  Growth in account types occurred fairly evenly in the lower interest-cost accounts (demand, savings, and money market) and higher interest-cost accounts (time). As to customer types, Consumer deposits grew $10.6 million from June 30, 2009, commercial deposits grew $18.7 million, and municipal deposits, following their typical seasonality, grew $34.4 million.  We continue to experience strong consumer and commercial deposit growth as customers seek the safety of our institution and the liquidity that deposits offer over other investment alternatives.  For the remainder of the year, we expect deposits to grow, but at a lower annualized rate than in this quarter.  We do anticipate a continued increase in municipal deposits in the next quarter, again, consistent with seasonality.

Total borrowings declined $7.5 million on the maturity of a term borrowing from the Federal Home Loan Bank of New York. We do not expect borrowings to change for the remainder of the year, because the strength of deposit inflows should be sufficient to fund the increases we project for the loan and securities portfolios.

Results of Operations (three months ended September 30, 2009)

Net interest income increased $1.3 million or 10.4% for the quarter over the same quarter in 2008, reflecting the positive impact of the balance sheet's year-over-year growth, despite a narrowing of margin. Falling interest rates earlier in the year allowed us to rapidly reduce rates paid on deposits, while asset yield declines would occur in later periods.  Those asset yield reductions negatively impacted interest margin during the third quarter of 2009.

On a tax-equivalent basis, compared to the same quarter in 2008, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.4 million positive impact on net interest income, while the change in rates had little impact. Net interest margin was 4.03% for the third quarter of 2009, down from 4.20% during the same quarter in 2008.  As we discussed in our Annual Report, we expect net interest income to increase for the year due to our balance sheet growth, but we expect little positive change in current net interest spread or net interest margin given the interest rate environment. Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2009 and 2008 follows (dollars in thousands).

		2009			2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,457,579	19,772	5.43%	1,268,674	19,702	6.21%

Total interest-bearing
liabilities	$1,252,438	5,088	1.63%	1,082,741	6,379	2.36%

Interest rate spread			3.80%			3.85%
Net interest margin		$14,684	4.03%		$13,323	4.20%

The provision for loan losses was unchanged at $0.9 million for the quarter compared to the same quarter last year. The provision in the 2009 quarter was mostly driven by an increase in reserves for impaired loans, while 2008’s provision was mostly driven by increased reserves associated with portfolio growth. A summary of the allowance for loan losses and net charge-offs for the year to date is presented in a following section.

Total other income for the quarter ended September 30, 2009 increased 25.0% to $6.2 million from $5.0 million in 2008 with mortgage banking income showing continued year-over-year improvement. This quarter also had no security writedowns as compared to the same quarter in 2008 when we recorded a $0.7 million impairment charge on one security. Service charges on deposit accounts were unchanged. Despite an increase in deposit accounts related service charges have not increased due to a relative slowing of overall checking transaction volume and an increase in customers’ available balances due to overall deposit growth, which offset certain fees.  On the other hand, debit and ATM card revenues continue to increase (up 9.9% year-on-year) with consumers shifting from cash and checks to electronic transactions.

Trust and investment services income was unchanged at $2.7 million, having fallen quarter-over-quarter in each of the past several periods as a result of the fall in fair value of assets under management (see table below). The decline in equity markets seen late last year and into 2009 seems to have reversed which has had a positive impact on the fair value of assets under management. If the markets continue their climb for the remainder of 2009 trust and investment income should improve next quarter when compared to the same quarter in 2008.  However, for the full year, trust and investment income will be lower in 2009 than in 2008.

Assets Under Administration as of (in thousands)

	September 30,	June 30,	September 30,
	2009	2009	2008

Cost basis of assets under administration	$1,537,263	1,561,425	1,617,756

Fair value of assets under administration	$1,583,716	1,470,444	1,627,025

The rapid fall in mortgage interest rates during 2009 has led to a refinance boom not seen in over five years.  Our total closings have nearly tripled for the quarter compared to the same quarter in 2008.  Corresponding with this increase in volume, the net gain on loans sold increased substantially when compared to 2008.  Though most of the increased volume has come in refinance mortgages, purchase money mortgages also showed strong growth (49.4%) which is the critical component of mortgage banking profitability in non-refinance periods.  (See table below). Despite the continued negative national housing news, housing prices and sales in our market area remain relatively strong, and we have a positive outlook for the remainder of the year.  We expect closings to remain much higher than last year with the refinance wave slowing in the fourth quarter.  We also expect to continue selling most of the originated loans given their low interest rates.

CNB Mortgage Closed Loans by Type For the three-month periods ended September 30, (dollars in thousands)

	2009	2008
Purchase money mortgages	$44,476	29,768
Refinance mortgages	31,921	12,114
Total mortgage closings	$76,397	41,882

Percentage of loans retained in portfolio	23.4%	52.3%

Operating expenses increased 17.3% or $2.0 million for the quarter ended September 30, 2009, over the same three-month period in 2008. However, as discussed above, $0.6 million of this increase was due to an increase in FDIC premiums. Excluding this, operating expenses would have shown a 11.7% increase, reflective of our franchise growth and higher expenses associated with other real estate owned.  Salaries and benefits increased about 12.3% reflecting a higher headcount, incumbent salary increases averaging 3.0%, and higher benefit costs.

Occupancy costs have increased with the addition of new offices, including banking offices opened in Henrietta, New York and Sarasota Florida.  Marketing and public relations expenses have increased with growth in our franchise and expanded promotional and advertising activities.  Intangible amortization was higher this quarter relative to 2008 when that quarter included an adjustment to the annualized amortization following the completion of a third-party study associated with the acquisition of Genesee Valley Trust Company. Other real estate owned expenses were substantially higher than in 2008 principally associated with property taxes due on the properties owned.  We expect these costs to remain higher than 2008 until these properties are liquidated.  FDIC premiums were higher, as discussed above. For the remainder of the year we expect expenses to rise about 10%, reflecting our year-on-year franchise growth.

The quarterly effective tax rate was 24.0% in 2009 and 27.4% in 2008. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Condition and Results of Operations (nine months ended September 30, 2009)

At September 30, 2009, total assets of the Company were up $171.3 million or 12.1% from December 31, 2008. Cash and equivalents (cash, balances and federal funds sold) increased as a result of deposit growth exceeding securities purchases and loan originations.  Securities increased, particularly in the available-for-sale portfolio funded by the deposit growth.  Loans growth has been very strong most of the year and reflects our continued commitment to fund businesses’ and consumers’ credit needs.  Total deposits have organically grown nearly 15% across all customer types and account categories.

Net interest income (net dollars earned) improved 13.2% for the nine-month period in 2009 from the same period in 2008 driven by overall balance sheet growth. Net interest margin (gross profit margin) fell from last year as yields on all assets classes fell considerably, and particularly fed funds which averaged 2.88% in 2008 and .19% in 2009. Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2009 and 2008 follows:

		2009			2008
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Total interest-earning
assets	$1,420,570	58,736	5.51%	1,215,768	57,505	6.31%

Total interest-bearing
liabilities	$1,233,504	16,081	1.74%	1,038,802	19,815	2.54%

Interest rate spread			3.77%			3.77%

Net interest margin		$42,655	4.00%		$37,690	4.13%

Other income for the nine months ended September 30, 2009, increased 9.2%. The same factors impacting the three-month period impacted the nine-month period results.

Mortgage closings increased 138.5% for the nine month period ended September 30, 2009 versus the same period in 2008.  Along with this increase in volume was the net gain on the sale of mortgage loans. A summary of closings follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(dollars in thousands).

	2009	2008
Purchase money mortgages	$92,569	66,010
Refinance mortgages	168,510	43,467
Total mortgage closings	$261,079	109,477

Percentage of loans retained in portfolio	15.3%	45.7%

Operating expenses increased 16.9% for the nine months ended September 30, 2009 over the same period in 2008 with higher FDIC premiums, retirement expense accrual, and ORE expenses accounting for over half of the increase.  The remainder of the change was related to franchise growth and expansion.

The Company's effective tax rate for the year to date in 2009 decreased to 24.0% from 26.8% in 2008. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

In July 2009, the New York State Department of Taxation and Finance released a “White Paper” on reform of the corporate and bank tax law, including a proposed merger of tax approaches for corporations and banks.  The intent of this white paper is to reach a consensus approach for inclusion in the 2010-2011 Executive Budget.  Certain proposals within the white paper, including elimination of the REIT deduction and interest exclusion on municipal securities would, without tax rate relief, double our New York State income tax expense to $1.3 million per year. We believe banks as an industry, and community banks in particular, pay their fair share of corporate taxes in New York State, and any attempts to increase taxes on banks in New York State is counter-productive and inconsistent with the goal of stimulating economic growth in the State.. We believe such a strategy will lead more financial institutions to move investments, operations, and employment out of New York State into jurisdictions with lower tax rates.

Liquidity

There has been no material change from December 31, 2008, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the nine months ended September 30, 2009, cash flows from all activities provided $78.9 million in net cash and cash equivalents versus $20.1 million for the same period in 2008.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $14.1 million in 2009 versus $15.9 million in 2008.  Both the largest source and use of operating cash in 2009 and 2008 were loans held for sale with activity in 2009 about four times that of 2008. Excluding the effect of loans held for sale, operating activities provided $10.8 million cash for the nine-month period in 2009 and $15.2 million in 2008.

For the first nine months of 2009, investing activities used $91.4 million in cash and equivalents in 2009 and $142.3 million in 2008. Major investing activities included net securities purchases as well as loan originations.  Net loan activity was lower in 2009 than in 2008 when the pullback of national and regional banks’ lending activity allowed us to significantly increase our indirect automobile lending volume.  Also using funds in 2008 was the purchase of GVT.

Cash provided by financing activities was $156.2 million in 2009 versus $146.5 million in 2008. The main contributor in both years was deposit activity.

For the remainder of 2009, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is mainly expected to come from Monroe County retail sources and Ontario County municipalities.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. Other than the information disclosed in our 2008 Annual Report, since then, in addition to existing lease extensions, we have executed two operating leases for new branch offices, which in total will cost approximately $1.5 million each over the fifteen years from their anticipated openings in 2010 and 2011, respectively.

Also, as discussed more fully in our 2008 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. The growth in home equity lines of credit is a result of a successful promotional campaign this summer. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	September 30, 2009	December 31, 2008

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$104,859	106,873
Commercial real estate and construction	$26,859	28,492
Residential real estate at fixed rates	$5,918	4,176
Home equity lines of credit	$104,742	79,653
Unsecured personal lines of credit	$16,014	15,945
Standby and commercial letters of credit	$9,947	9,046
Commitments to sell real estate loans	$5,313	2,053

On October 14, 2009 the Bank was served with a Summons and Complaint filed in United States District Court for the Western District of New York in an action seeking class action status alleging that the Bank violated the Electronic Funds Transfer Act, 15 U. S. C. §1693 et seq. and its implementing regulations 12 C.F.R §205 et seq. by failing to post a notice on or at two of its automatic teller machines advising consumers who transact an electronic funds transfer of the fact that a fee may be imposed for the transaction and the amount of the fee.  The plaintiff is seeking statutory damages on behalf of the class and reasonable attorneys’ fees.  The complaint is being reviewed by our legal counsel.

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2009, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2008, and management anticipates no change in this classification for the foreseeable future.

The U.S. Congress and banking regulatory agencies have been discussing increasing the capital requirements of financial institutions.  There have been no firm decisions reached or legislation or regulations proposed.  However, various public remarks have been made by legislators and regulators, suggesting an approximate two percentage point increase in capital measures.  If this imposition was made in the future we believe and would expect both the Bank and the Company would remain well-capitalized.

Credit-Related Information Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the six-month periods ended September 30, 2009, and 2008 follow (dollars in thousands):

	September 30,
	2009	2008
Balance at beginning of period	$11,992	9,679
Provision for loan losses	3,435	2,925
Loans charged off	(1,862)	(1,343)
Recoveries on loans previously charged off	615	434
Balance at end of period	$14,180	11,695

Allowance as a percentage of total period end loans	1.23%	1.11%

Allowance as a percentage of non-performing loans	75.4%	120.1%

The provision for loan losses for the nine-month period ended September 30, 2009 was higher than the same period in 2008.  The balance in the allowance and the provision for loan losses have increased with growth in the total loan portfolio from 2008 and changes in asset quality. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2009, is adequate at $14.2 million. However, should the trend of higher non-performing and non-accrual loans continue, or should we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need a higher allowance for loan losses as a percentage of total loans.  This would necessitate an increase to the provision for loan losses.

Non-Performing Assets and Impaired Loans and

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
Loans past due 90 days or more and accruing:
Commercial and industrial	$117	151	65	106	27
Real estate-commercial	667	342	-	-	-
Real estate-residential	730	624	300	447	78
Consumer and other	312	139	150	243	40
Total past due 90 days or more and accruing	1,826	1,256	515	796	145

Loans in non-accrual status:
Commercial and industrial	11,586	12,099	7,098	3,134	4,063
Real estate-commercial	3,711	2,999	3,138	2,385	2,731
Real estate-residential	1,690	1,197	697	3,250	2,774
Consumer and other	-	-	-	-	27
Total non-accrual loans	16,987	16,295	10,933	8,769	9,595
Total non-performing loans	18,813	17,551	11,448	9,565	9,740

Other real estate owned
Commercial	648	639	639	639	639
Residential	2,359	2,729	2,395	90	237
Total other real estate owned	3,007	3,368	3,034	729	876

Total non-performing assets	$21,820	20,919	14,482	10,294	10,616

Non-performing loans to total period-end loans	1.63%	1.58%	1.05%	0.88%	0.93%

Non-performing assets to total period-end
loans and other real estate	1.89%	1.88%	1.32%	0.95%	1.01%

There were no troubled debt restructurings during these periods.

Total non-performing loans increased $1.2 million to $18.8 million at September 30, 2009 from $17.6 million at June 30, 2009 and $9.6 million at December 31, 2008.  The increase in non-performing loans during the year has come mainly in commercial and industrial loans and was principally due to a small number of large commercial relationships falling past due on loan payments.  The loans underlying these relationships are deemed impaired and we have established impairment reserves, when necessary, as summarized in the "Impaired Loans" section below.

Non-performing residential real estate loans have generally declined from late 2008 as a result of a foreclosure tied to one real estate investor.  This led, concurrently to the increase in residential other real estate owned.  Given the current economic climate, and growth in non-performing loans, we can expect additional foreclosures in the coming periods.

The percentage of non-performing loans to total loans has risen substantially over the last twelve months.  While this increase is large, it is less than the peak percentage reached by the Company in the last recession earlier in the decade of 1.93%.  Also it is about one half of nationwide community bank holding companies of similar size at 3.33%, using June 30, 2009 federal reporting data.

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2009, and 2008 and twelve months ended December 31, 2008, follows (dollars in thousands):

	Nine Months	Six Months	Three Months	Twelve Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Recorded investment at period end	$16,987	16,295	10,933	8,769	9,595
Impaired loans as percent of total loans	1.48%	1.47%	1.00%	0.79%	0.91%
Impaired loans with related allowance	$8,995	8,822	5,491	-	313
Related allowance	$3,399	3,436	1,472	-	313
Average investment during period	$13,246	11,999	9,851	7,864	7,712
Interest income recognized during period	n/m	n/m	n/m	n/m	n/m
n/m – not meaningful

As noted in the “Non-Performing Assets” section, we experienced a significant increase in non-performing loans during the year. This increase resulted from a small number of large commercial and industrial loans becoming past due on scheduled principal and interest payments. Collateral for these loans (accounts receivable, inventory, and equipment) tend to be of lower liquidation value relative to commercial mortgage loans.  Therefore the risk of loss is higher when these loans reach non-performing status. Reserves for impaired loans increased to $3.4 million at September 30, 2009 versus $0.3 million at September 30, 2008. We believe the level of impaired loans and the related reserve is consistent with current economic conditions. We are working with the borrowers to seek sources of repayment for these loans. We also believe, given current conditions, additional loans will become impaired, while existing impaired loans will be liquidated. Though we are not aware of loans which will likely be impaired in the near future, it is inevitable there will be some.  We do not expect the level of impaired loans to substantially decline before year end.

Recent Accounting Standards to be implemented in Future Periods

ASU 2009-12, Fair Value Measurements and Disclosures (820)- Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) was issued in September 2009, ASU 2009-12 allows investors to use net asset value (NAV) as a practical expedient to estimate fair value of investments in investment companies that do not have readily determinable fair values, including investees that have attributes of investment companies, report net asset value or its equivalent (e.g., partners’ capital) to their investors, and calculate net asset value or its equivalent consistent with the measurement principles of the AICPA Investment Companies Guide (i.e., their assets generally are measured at fair value). The practical expedient cannot be used for investments that have a readily determinable fair value. The ASU sets forth disclosure requirements for investments within its scope.

The amendments in ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  If an entity elects to early adopt the measurement amendments, the ASU specifies that an entity is permitted to defer the adoption of its disclosure provisions until periods ending after December 15, 2009. However, entities should also consider whether certain of those disclosures are required under other applicable U.S. GAAP, including ASC Topic 275, Risks and Uncertainties. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate. This standard will be effective for the Company at year end 2009. We have not yet determined the impact this standard may have on our financial condition or results of operations.

Also in June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the guidance related to the consolidation of variable interest entities (VIE). It requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPEs) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This standard requires additional year-end and interim disclosures for public and nonpublic companies. It is effective for us beginning on January 1, 2010. Though we have not fully evaluated this standard’s effect on our financial statements, we do not believe it will have an impact since we do not have any QSPEs or other entities currently subject to FIN 46R.

Relating to Statement No. 167, in June 2009 the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets. Statement 166 amends the guidance in Topic 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This standard also requires additional year-end and interim disclosures for public and nonpublic companies The standard is effective for our Company on January 1, 2010 and must be applied to transfers that occurred before and after its effective date. Early adoption is prohibited. It has the potential to impact our accounting for participation loans sold, and in certain instances, could require the sold portion of the loan to be returned to the balance sheet with an equivalent amount recorded as a liability (secured borrowing). We continue to evaluate its impact.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2008 Annual Report, we predicted market interest rates for 2009 would remain fairly steady for most of the year at current historic lows.  We have not changed our outlook at this time.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at September 30, 2009 and December 31, 2008.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2009	2008
+200	(3)%	(2)%
+100	(4)	(4)
No change	-	-
-100	(4)	4
-200	(4)	(2)

Our model suggests our interest rate risk has increased slightly from year end for a change in rates. Our exposure to increasing rates has increased, because if interest rates move upwards, our liability costs (deposits and borrowings) will rise faster than our assets yields.  This is the opposite effect of what we experienced earlier in the year when rates fell.  Our exposure has also increased in a downward rate scenario, as we have less opportunity to lower liability costs further, yet asset yields continue to move downward as maturing and called investments and amortizing loans are replaced with lower rate instruments.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2009	(60)	$ 315.91	Compensation
March 2009	549	$ 315.91	Treasury
March 2009	(35)	$ 315.91	Compensation
June 2009	(11)	$ 314.74	Arthur S. Hamlin Award
June 2009	160	$ 314.74	Treasury
September 2009	100	$ 323.73	Treasury

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 6, 2009	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

November 6, 2009	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer