Form 10-K
period 2009-12-31
CANANDAIGUA NATIONAL CORP
filed 2010-02-12
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Yes [Ö]    No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ¨    No ¨

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

Large accelerated filer ¨               Accelerated filer [Ö]               Non-accelerated filer ¨            Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

As of June 30, 2009, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the most recent public stock sale of $323.73 per common share, was $152,560,000.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2010: 470,836.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2009, and Proxy Statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Parts I, II, and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2009

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, (the Company), is a bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York.  The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. In December 2007, in connection with its acquisition of Genesee Valley Trust Company, the Company became a multi-bank New York State bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank, Home Town Funding, Inc., d/b/a, CNB Mortgage Company and Genesee Valley Trust Company.  The Bank is the principal source of the Company's operating revenue and net income.  (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report for 2009 (the "2009 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.)  In January 2008, the Company acquired all of the outstanding stock of Genesee Valley Trust Company, as more fully described in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.  In 2009, the Company formed a limited-purpose national trust company in the State of Florida named Canandaigua National Trust Company of Florida.

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

CNB Mortgage Company

The Company acquired 100% of Home Town Funding, Inc., in October 1997. CNB Mortgage operates as the Company's mortgage department, and offers a full line of mortgage products.  It is engaged in underwriting and funding mortgages primarily in Western New York State, and it resells residential mortgage loans to the Bank and unaffiliated entities that service the loans.  .

Genesee Valley Trust Company

Genesee Valley Trust Company (GVT) is a state chartered trust company headquartered in Rochester, NY.  It provides fiduciary, investment management, and retirement services.  The Company acquired 100% of the voting shares of GVT in January 2008.

Geographic Market Served

The Company's physical market area generally covers Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs.  Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone, and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide.  Since the mid-1990s, the Bank has expanded into Monroe County and surrounding areas by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), Penfield (2004), Geneva (2006), Henrietta (2007), and the City of Rochester (2009).  The Bank continues to pursue branch opportunities in its market area and plans to open additional offices in Monroe County.

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

Competition

The Company considers its business to be highly competitive in its market area.  The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers.  The Company also competes with securities brokers, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.  According to the FDIC, there were approximately 8,100 insured depository institutions in the United States holding assets of $13.2 trillion as of September 30, 2009. Of these banks 6,900 were commercial banks with $11.9 trillion of assets, and the remainder were savings institutions with $1.3 trillion in assets.

The Company is generally competitive with financial institutions in its service area with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and fees for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location.  Based upon the most recent data* available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2009, the Company's share of deposits for all banks in the Rochester MSA was 10.03% ($1,360.3 million); 9.15% ($1,125.9 million) in 2008; and 8.65% ($1,099 million) in 2007.  At June 30, 2009, all banks in the Rochester MSA had total deposits of approximately $13.6 billion. [*This data excludes deposits held by non-bank financial institutions, which data is not publicly available.]

Employees

At December 31, 2009, the Company had 459 employees, 117 of whom worked on a part-time basis.  None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2009 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

The FDIC Reform Act of 2006 -- The FDIC Reform Act (Act) was signed into law in 2006.  The Act modernizes and strengthens the federal deposit insurance system to make it more responsive to consumer needs and fairer to banks.  It preserves the value of FDIC insurance by setting up a permanent system of inflation adjustments, authorizing the FDIC to increase coverage levels for inflation every five years and providing higher coverage for retirement accounts. It also smoothes out premium volatility in the old law by creating a range in which the fund reserve ratio can float; provides premium credits to banks (including the Bank) that built up the fund prior to 1997; and institutes a risk-based premium system.  The new system sets a designated reserve ratio of 1.25%, and because the ratio was below this level in 2006, the FDIC assessed premiums in 2007.  Since 2008, the Deposit Insurance Fund has suffered significant losses due to a number of large-bank failures.  As a result, insurance premiums to be paid by the Bank in the foreseeable future are likely to be much higher than premiums paid prior to 2008, the amounts and timing of which are uncertain. However, as of December 31, 2009 the Company made a thirteen quarter premium prepayment of $7.7 million. For additional information regarding this prepayment see Part II, Item 7 contained in the 2009 Annual Report.

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

GENESEE VALLEY TRUST COMPANY

Genesee Valley Trust Company (GVT) is a New York State licensed trust company. It is subject to New York State banking laws and regulations.

OTHER LAWS AND REGULATIONS

Newly-implemented Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies and continue to be a key regulator focus.  There has also been an increased focus on compliance with economic sanctions following the publication in September 2008 of Economic Enforcement Guidelines by the Office of Foreign Assets Control which were promulgated as a final rule in November 2009.  Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. The most significant of these regulations are discussed below.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years (five in certain instances) and forward to the succeeding 20 taxable years, subject to certain limitations. The Company has no net operating loss carryforwards.

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

Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank and CNB Mortgage are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements. Management has also established policies to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part II, Item 7, "Loans" contained in the 2009 Annual Report for a complete discussion.

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

Liquidity Risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  The Company is subject to liquidity risk, which it mitigates by establishing and accessing lines of credit with various financial institutions and accessing the brokered CD markets. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, "Liquidity" contained in the 2009 Annual Report for more information.

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

Economic Conditions, Limited Geographic Diversification. The Company's operations are principally located in Western New York State. Because of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in this area, which include losses of manufacturing jobs in the Rochester area and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served" and "Competition."

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

Item 1B. Unresolved Staff Comments

On February 1, 2010, the Company responded to a series of staff comments issued in December 2009.  Management believes its response has resolved all staff comments, however, as of the date of this filing, this has not been confirmed. Management does not believe any of the matters were material.

Item 2. Properties

Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York.  The Company owns a building in Pittsford, New York, that is occupied by CNB Mortgage Company, leases an office in Pittsford, New York, that is occupied by Genesee Valley Trust Company and leases an office in Sarasota, Florida, that is occupied by Canandaigua National Trust Company of Florida.

As of December 31, 2009, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and thirteen offices located in Monroe County, New York. Three are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years.  The main office of the Bank is located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva Offices.

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

Item 3. Legal Proceedings

In October 2009, the Bank was served with a Summons and Complaint filed in United States District Court for the Western District of New York in an action seeking class action status alleging that the Bank violated the Electronic Funds Transfer Act, 15 U.S.C. §1693 et seq. and its implementing regulations 12 C.F.R §205 et seq. by failing to post a notice on or at two of its automatic teller machines advising consumers who transact an electronic funds transfer of the fact that a fee may be imposed for the transaction and the amount of the fee.  The plaintiff is seeking statutory damages on behalf of the class and attorney’s fees.  Damages are capped by statute at $500,000, exclusive of costs and fees.  On November 24, 2009, the Bank by its counsel moved to dismiss the class action allegations.  Although settlement negotiations are ongoing, in the event a settlement is not achieved, the Bank intends to defend the matter vigorously. No estimate of potential loss to be incurred by the Company can be made by management at December 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The information required by this item with respect to market information, holders, dividends, sales of securities, and stock purchases are included in the section entitled Our Common Stock in our 2009 Annual Report and is incorporated herein by reference thereto.

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

THE CORPORATION'S COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, NOR IS IT ACTIVELY TRADED; LESS THAN 1.5% OF THE CORPORATION'S OUTSTANDING SHARES HAVE BEEN BOUGHT AND SOLD IN ANY YEAR REPRESENTED IN THE GRAPH.  DUE TO THE EXTREMELY LIMITED NUMBER OF TRANSACTIONS, THE AVERAGE SALE PRICE OF THE CORPORATION'S COMMON STOCK USED IN THE GRAPH MAY NOT BE INDICATIVE OF ITS ACTUAL VALUE.  THE GRAPH SET FORTH BELOW DEPICTS THE AVERAGE SALE PRICE OF THE CORPORATION'S COMMON STOCK BASED UPON TRANSACTIONS OCCURRING IN SEALED BID PUBLIC AUCTIONS ADMINISTERED BY THE TRUST DEPARTMENT OF THE CANANDAIGUA NATIONAL BANK AND TRUST COMPANY AT THE REQUEST OF THE SELLING SHAREHOLDERS (LABELED: CANANDAIGUA NATIONAL CORPORATION).

THERE ARE PURCHASES AND SALES OF THE CORPORATION'S COMMON STOCK FOR WHICH THE CORPORATION HAS LIMITED OR NO PRICE INFORMATION THE ACTUAL AVERAGE SALE PRICE OF ALL SHARES BOUGHT AND SOLD IN ANY PERIOD MAY BE DIFFERENT THAN SET FORTH IN THE GRAPH.

THE GRAPH ALSO SETS FORTH INFORMATION REGARDING TRANSACTIONS IN THE COMPANY’S COMMON STOCK FROM THE OVER THE COUNTER BULLETIN BOARD (LABELED: CNND.OB). .THE OTC BULLETIN BOARD® (OTCBB) IS A REGULATED QUOTATION SERVICE THAT DISPLAYS REAL-TIME QUOTES, LAST-SALE PRICES, AND VOLUME INFORMATION IN OVER-THE-COUNTER (OTC) EQUITY SECURITIES. AN OTC EQUITY SECURITY GENERALLY IS ANY EQUITY THAT IS NOT LISTED OR TRADED ON NASDAQ® OR A NATIONAL SECURITIES EXCHANGE.THE OTCBB IS A QUOTATION MEDIUM FOR SUBSCRIBING MEMBERS, NOT AN ISSUER LISTING SERVICE, AND SHOULD NOT BE CONFUSED WITH THE NASDAQ STOCK MARKETSM.INVESTORS MUST CONTACT A BROKER/DEALER TO TRADE OTCBB SECURITIES. INVESTORS DO NOT HAVE DIRECT ACCESS TO THE OTCBB SERVICE. THE SECURITIES AND EXCHANGE COMMISSION'S (SEC'S) ORDER-HANDLING RULES WHICH APPLY TO NASDAQ-LISTED SECURITIES DO NOT APPLY TO OTCBB SECURITIES.

THE OTCBB MARKET QUOTATIONS SET FORTH IN THE GRAPH, LABELED CNND.OB, REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARK-UP, MARK-DOWN OR COMMISSION AND MAY NOT NECESSARILY REPRESENT ACTUAL TRANSACTIONS.

SEE PAGES 23-24 OF THE ANNUAL REPORT FOR ADDITIONAL INFORMATION REGARDING TRANSACTIONS IN THE COMPANY’S STOCK.

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2009 Annual Report and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2009 Annual Report and is incorporated herein by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management in the 2009 Annual Report and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in the section entitled Consolidated Financial Statements in the 2009 Annual Report and is incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2009, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included in the 2009 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included in the sections entitled Information on Directors and Nominees, Transactions with Certain Related Persons, and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference thereto, except for items required under Regulation S-K 229.401(b), (c), and 229.406, which follow.

All executive officers and significant employees listed below are employed by the Bank, have been employed by the Bank for at least five years, and have been in the business of banking for more than five years.  All executive officers and significant employees serve at the pleasure of the Board of Directors.  No executive officer or significant employee has any arrangement or understanding between them and any other person pursuant to which he or she was selected as an officer. Ages and titles are as of December 31, 2009.

Name	Age	Title
Gary L. Babbitt	52	Executive Vice President, Commercial Services
Joseph L. Dugan	47	Executive Vice President, Customer Value Management
George W. Hamlin, IV	68	President, Chief Executive Officer and Trust Officer
Richard H. Hawks, Jr.	58	Senior Vice President - Senior Fiduciary Officer
Lawrence A. Heilbronner	44	Executive Vice President , Finance and Operations - Chief Financial Officer
Gregory S. MacKay	60	Senior Vice President ,Treasury Services - Chief Economist
Mary Ann M. Ridley	60	Senior Vice President, Human Resources
Sandra U. Roberts	47	Senior Vice President, Information Technology
Karen C. Serinis	55	Senior Vice President, Retail Sales
Robert G. Sheridan	61	Executive Vice President, Retail Services, Cashier, and CRA Officer
Steven H. Swartout	51	Executive Vice President, Corporate Risk Operations, Security, Legal and Compliance - General Counsel
Scott B. Trumbower	49	Senior Vice President - Manager Wealth Strategies Group

The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries, including its chief executive officer, chief accounting officer, and all other persons having similar functions. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Discussion and Analysis, and The Compensation Committee in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2009 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2009 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

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

(3) Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed Herewith

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed Herewith

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed Herewith *

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed Herewith *

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed Herewith *

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report for the year ended December 31, 2009	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 11, 2010	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Form of Power of Attorney for filing Forms 3, 4, 5 and 13 under 1934 Act	Filed Herewith

(3) Exhibits (continued)

	Exhibit	Where exhibit may be found:

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*The Company has requested the Securities and Exchange Commission to grant confidential treatment for certain portions of these agreements. Confidential information is omitted from these agreements and filed separately with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

February 11, 2010

By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	President and Chief Executive Officer	February 11, 2010
(George W. Hamlin, IV)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 11, 2010
(Lawrence A. Heilbronner)	Officer; its Principal Accounting Officer

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 11, 2010
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Patricia A. Boland
Richard C. Fox
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Thomas S. Richards
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008
(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed Herewith

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed Herewith

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed Herewith *

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed Herewith *

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed Herewith *

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements

(13)	Annual Report for the year ended December 31, 2009	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	Definitive Proxy Statement to Shareholders dated February 11, 2010	Filed Herewith

(20.2)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Form of Power of Attorney for filing Forms 3, 4, 5 and 13 under 1934 Act	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*The Company has requested the Securities and Exchange Commission to grant confidential treatment for certain portions of these agreements. Confidential information is omitted from these agreements and filed separately with the Commission