Form 10-Q
period 2010-03-31
CANANDAIGUA NATIONAL CORP
filed 2010-05-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes [ ]	No [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]           Accelerated filer [Ö]            Non-accelerated filer [ ]         Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [Ö]

The registrant had 470,946 shares of common stock, par value $20.00, outstanding at April 21, 2010.

Forward-Looking Statements

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Forms 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "believe," "contemplate," "estimate," "expect," "foresee," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed within this document and the Company’s most recent Annual Report on Form 10-K. These forward-looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein.  We caution readers not to place undue reliance on any of these forward-looking statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2010

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2010 and December 31, 2009 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$30,269	33,453
Interest-bearing deposits with other financial institutions	4,094	4,376
Federal funds sold	100,247	40,395
Securities:
- Available for sale, at fair value	118,894	118,925
- Held-to-maturity (fair value of $164,139 in 2010 and $165,913 in 2009)	158,229	159,183
Loans:
Commercial and industrial	204,020	214,841
Commercial mortgage	432,925	429,955
Residential mortgage - first lien	222,927	218,731
Residential mortgage - junior lien	85,448	83,236
Consumer-automobile indirect	164,627	171,902
Consumer and other	27,802	28,919
Loans held for sale	7,661	6,657
Total gross loans	1,145,410	1,154,241
Plus: Net deferred loan costs	5,414	5,698
Less: Allowance for loan losses	(14,478)	(14,232)
Loans - net	1,136,346	1,145,707
Premises and equipment - net	12,834	12,041
Accrued interest receivable	7,396	6,692
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,689	2,689
Goodwill	8,818	8,818
Intangible assets	6,470	6,719
Prepaid FDIC Assessment	6,683	7,659
Other assets	20,087	19,343
Total Assets	$1,613,056	1,566,000

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$178,384	182,124
Interest-bearing	140,699	131,987
Savings and money market	627,758	573,983
Time	480,801	489,603
Total deposits	1,427,642	1,377,697
Borrowings	8,609	9,841
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	12,370	15,180
Total Liabilities	1,500,168	1,454,265

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2010 and 2009	9,732	9,732
Additional paid-in capital	8,591	8,591
Retained earnings	98,887	97,795
Treasury stock, at cost (15,678 shares at March 31, 2010
and 15,788 at December 31, 2009)	(5,105)	(5,143)
Accumulated other comprehensive income, net	783	760
Total Stockholders' Equity	112,888	111,735
Total Liabilities and Stockholders' Equity	$1,613,056	1,566,000

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2010 and 2009 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2010	2009
Interest income:
Loans, including fees	$16,219	16,341
Securities	2,259	2,222
Federal funds sold and other	55	33
Total interest income	18,533	18,596
Interest expense:
Deposits	3,224	4,776
Borrowings	77	159
Junior subordinated debentures	745	748
Total interest expense	4,046	5,683
Net interest income	14,487	12,913
Provision for loan losses	2,425	1,155
Net interest income after provision for loan losses	12,062	11,758

Other income:
Service charges on deposit accounts	2,555	2,034
Trust and investment services income	2,806	2,299
Gain on sale of mortgage loans, net	368	744
Mortgage servicing income, net	198	126
Loan-related fees	69	64
(Loss) gain on call of securities, net	(5)	3
Other operating income	423	292
Total other income	6,414	5,562

Operating expenses:
Salaries and employee benefits	7,273	6,614
Occupancy, net	1,658	1,493
Marketing and public relations	555	455
Office supplies, printing and postage	370	373
Professional and other services	771	755
Technology and data processing	924	906
Intangible amortization	249	266
Other real estate operations	224	457
FDIC insurance	521	184
Other operating expenses	1,165	1,078
Total operating expenses	13,710	12,581

Income before income taxes	4,766	4,739
Income taxes	1,249	1,200
Net income	$3,517	3,539

Basic earnings per share	$7.47	7.50
Diluted earnings per share	$7.35	7.38

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three-month periods ended March 31, 2010 and 2009 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2009	470,836	$9,732	8,591	97,795	(5,143)	760	111,735
Comprehensive income:
Change in fair value of
interest rate swap,
net of taxes of $43		-	-	-	-	64	64
Change in unrealized gain on
securities available for sale,
net of taxes of $(79)		-	-	-	-	(116)	(116)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $39		-	-	-	-	75	75
Net income		-	-	3,517	-	-	3,517
Total comprehensive income							3,540
Shares issued as compensation	110	-	-	-	38	-	38
Cash dividend - $5.15 per share		-	-	(2,425)	-	-	(2,425)
Balance at March 31, 2010	470,946	$9,732	8,591	98,887	(5,105)	783	112,888

Balance at December 31, 2008	471,859	$9,732	8,591	87,273	(4,819)	(339)	100,438
Comprehensive income:
Change in fair value of
interest rate swap,
net of taxes of $18		-	-	-	-	26	26
Change in unrealized gain on
securities available for sale,
net of taxes of $72		-	-	-	-	128	128
Net income		-	-	3,539	-	-	3,539
Total comprehensive income							3,693
Purchase of treasury stock	(549)	-	-	-	(173)	-	(173)
Shares issued as compensation	95	-	-	(3)	33	-	30
Cash dividend - $4.85 per share		-	-	(2,289)	-	-	(2,289)
Balance at March 31, 2009	471,405	$9,732	8,591	88,520	(4,959)	(185)	101,699

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2010 and 2009 (Unaudited) (dollars in thousands)

	2010	2009
Cash flow from operating activities:
Net income	$3,517	3,539
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,325	1,070
Provision for loan losses	2,425	1,155
Gain on sale of other real estate, net	(16)	-
Deferred income tax benefit	(396)	(114)
Income from equity-method investments, net	(6)	11
Loss (gain) on call of securities, net	5	(3)
Gain on sale of mortgage loans, net	(368)	(744)
Originations of loans held for sale	(33,576)	(65,496)
Proceeds from sale of loans held for sale	32,940	54,559
Increase in all other assets	(10)	(2,279)
Decrease in all other liabilities	(2,703)	(385)
Net cash provided by (used in) operating activities	3,137	(8,687)

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	11,858	7,272
Purchases	(11,912)	(10,979)
Securities held to maturity:
Proceeds from maturities and calls	4,409	4,331
Purchases	(3,748)	(1,774)
Loan originations and principal collections, net	7,859	(3,352)
Purchase of premises and equipment	(1,318)	(722)
Proceeds from sale of FHLB stock, net	-	198
Investment in equity-method investments	(453)	(31)
Proceeds from sale of other real estate	234	69
Net cash provided by (used in) investing activities	6,929	(4,988)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	58,747	85,224
Net (decrease) increase in time deposits	(8,802)	15,632
Overnight borrowings, net	-	(4,400)
Principal repayments on borrowings	(1,238)	(4,064)
Proceeds from issuance of treasury stock for compensation	38	30
Payments to acquire treasury stock	-	(173)
Dividends paid	(2,425)	(2,289)
Net cash provided by financing activities	46,320	89,960

Net increase in cash and cash equivalents	56,386	76,285
Cash and cash equivalents - beginning of period	78,224	32,670
Cash and cash equivalents - end of period	$134,610	108,955

Supplemental disclosure of cash flow information:
Interest paid	$3,897	5,881
Income taxes paid	201	262
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	$81	2,374

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2009 Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-K with the Securities and Exchange Commission.

(2) Dividend

On January 13, 2010, the Board of Directors declared a semi-annual $5.15 per share dividend on the Company’s common stock payable  to shareholders of record on January 23, 2010, which was paid on February 1, 2010.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2010 and 2009 follow (dollars in thousands, except share data):

For the three months ended March 31,	2010	2009
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,517	3,539
Weighted average common shares outstanding	470,838	471,739
Basic earnings per share	$7.47	7.50

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,517	3,539
Weighted average common shares outstanding	470,838	471,739
Effect of assumed exercise of stock options	7,923	7,978
Total	478,761	479,717
Diluted earnings per share	$7.35	7.38

(4) Segment Information

The Company is organized into three reportable segments: the Company and its bank and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three-month periods ended March 31, 2010 and 2009 follows (dollars in thousands).

	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$14,492	4	(1)	(8)	14,487
Non-interest income	5,410	769	1,004	(769)	6,414

Total revenues	19,902	773	1,003	(777)	20,901

Provision for loan losses	2,425	-	-	-	2,425
Intangible amortization	55	-	194	-	249
Other operating expenses	12,200	461	950	(150)	13,461

Total expenses	14,680	461	1,144	(150)	16,135

Income (loss) before tax	5,222	312	(141)	(627)	4,766
Income tax	1,249	122	(41)	(81)	1,249

Net income (loss)	$3,973	190	(100)	(546)	3,517

Total identifiable assets	$1,598,187	7,515	17,538	(10,184)	1,613,056

	2009

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$12,937	3	(14)	(13)	12,913
Non-interest income	4,364	1,255	900	(957)	5,562

Total revenues	17,301	1,258	886	(970)	18,475

Provision for loan losses	1,155	-	-	-	1,155
Intangible amortization	57	-	209	-	266
Other operating expenses	11,093	360	956	(94)	12,315

Total expenses	12,305	360	1,165	(94)	13,736

Income (loss) before tax	4,996	898	(279)	(876)	4,739
Income tax	1,200	351	(114)	(237)	1,200

Net income (loss)	$3,796	547	(165)	(639)	3,539

Total identifiable assets	$1,496,586	4,523	21,687	(10,508)	1,512,288

(5) Loan Servicing Assets

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

The Company services all loans for FHLMC on a non-recourse basis; therefore, its credit risk is limited to temporary advances of funds to FHLMC, while FHLMC retains all credit risk associated with the loans.  Commercial loans are serviced on a non- recourse basis, wherein the Company is subject to credit losses only to the extent of the proportionate share of the loan’s principal balance owned.

Gross servicing fees earned by the Company for the three-month periods ended March 31, 2010 and 2009, respectively, amounted to $329,000 and $231,000, and are included in net mortgage servicing income on the statements of income.

(5)   Loan Servicing Assets (continued)

The following table presents the changes in mortgage servicing assets for the three-month periods ended March 31, 2010 and 2009, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2010		2009
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$1,797	$ 2,893	$855	$ 1,597
Originations	192		350
Amortization	(131)		(104)
Balance at March 31,	$1,858	$ 2,736	$1,101	$ 1,791

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

(7) Fair Values of Financial Instruments

Current accounting pronouncements require disclosure of the estimated fair value of financial instruments. Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly, non-distressed sale between market participants at the measurement date. With the exception of certain marketable securities and one-to-four-family residential mortgage loans originated for sale, the Company’s financial instruments are not readily marketable and market prices do not exist. The Company, in attempting to comply with accounting disclosure pronouncements, has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations.  Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Finally, the Company expects to retain substantially all assets and liabilities measured at fair value to their maturity or call date.  Accordingly, the fair values disclosed herein are unlikely to represent the instruments’ liquidation values, and do not, with the exception of securities, consider exit costs, since they cannot be reasonably estimated by management.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$134,610	134,610	78,224	78,224
Securities, available-for-sale and held-to-maturity	$279,812	285,772	280,797	287,527
Loans-net	$1,136,346	1,162,201	1,145,707	1,207,093
Loan servicing rights	$1,858	2,736	1,797	2,893

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$946,841	946,841	888,094	888,094
Time deposits	$480,801	482,381	489,603	482,384
Borrowings	$8,609	9,088	9,841	9,993
Junior subordinated debentures	$51,547	53,368	51,547	53,527

Other financial instruments:
Interest rate swap agreement	$(1,330)	(1,330)	(1,437)	(1,437)
Letters of credit	$(119)	(119)	(120)	(120)

(7) Fair Values of Financial Instruments (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Equivalents

For these short-term instruments that generally mature in 90 days or less, or carry a market rate of interest, the carrying value approximates fair value.

Securities (Available-for-Sale and Held-to-Maturity)

Fair values for securities are determined using independent pricing services and market-participating brokers, or matrix models using observable inputs. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security.  None of the quotes or estimates is considered a binding quote, as management would only request one if management had the positive intent to sell the securities in the foreseeable future and management believed the price quoted represented one from a market participant with the intent and the ability to purchase. Internal matrix models are used for non-traded municipal securities.  Matrix models consider observable inputs, such as benchmark interest rates and spreads.

Certain securities’ fair values are determined using unobservable inputs and include bank debt based CDO’s. There is a very limited market and limited demand for these CDO’s due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. Management considered fair values from several brokerage firms which were determined using assumptions as to expected cash flows and approximate risk-adjusted discount rates.

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at March 31, 2010 and 2009, and the sensitivity of such values to changes in those assumptions are summarized in the 2009 Annual Report and are substantially unchanged.

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

(7) Fair Values of Financial Instruments (continued)

Junior Subordinated Debentures

There is no trading market for the Company’s debentures.  Therefore the fair value of junior subordinated debentures is determined using an expected present value technique. The fair value of the adjustable-rate debentures approximates their face amount, while the fair value of fixed-rate debentures is calculated by discounting scheduled cash flows through the borrowings' estimated maturity using current market rates.

Interest Rate Swap Agreement (Swap)

The fair value of the swap was the amount the Company would have expected to pay to terminate the agreement and was based upon the present value of expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

Other Financial Instruments

The fair values of letters of credit and unused lines of credit approximate the fee charged to make the commitments.

(8) Fair Value Measurements

Some of the financial instruments disclosed in the previous note are measured at fair value in the condensed consolidated financial statements. Accounting principles establish a three-level valuation hierarchy for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at March 31, 2010, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$ 501	-	-	501
U.S. government sponsored
enterprise obligations	-	36,577	-	36,577
State and municipal obligation	-	79,446	-	79,446
All other	-	1,366	1,004	2,370
Total assets	$ 501	117,389	1,004	118,894

Liabilities
Interest rate swap agreement	$ -	-	1,330	1,330
Letters of credit	-	-	119	119
Total liabilities	$ -	-	1,449	1,449

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	7,661	-	7,661
Collateral dependent impaired loans	-	-	3,479	3,479
Other assets
Other real estate owned	-	-	2,616	2,616
Loan servicing assets	-	-	1,858	1,858
Total assets	$ -	7,661	7,953	15,614

(8) Fair Value Measurements (continued)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2010 (in thousands).

Three months ended
March 31,
2010
Securities available for sale, beginning of period	$972
Unrealized gain included in other comprehensive income	32
Securities available for sale, end of period	$1,004

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet

Measured on a recurring basis:
Assets
Securities available-for-sale	$ -	99,707	724	100,431
Total assets	$ -	99,707	724	100,431

Liabilities
Interest rate swap agreement	$ -	1,829	-	1,829
Letters of credit	-	133	-	133
Total liabilities	$ -	1,962	-	1,962

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	13,734	-	13,734
Collateral dependent impaired loans	-	-	5,491	5,491
Other assets
Other real estate owned	-	-	3,034	3,034
Loan servicing assets	-	-	1,101	1,101
Total assets	$ -	13,734	9,626	23,360

(9) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2010 are summarized as follows:

	March 31, 2010

		Gross Unrealized
	Amortized			Fair
	Cost(1)	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$502	-	(1)	501
Government sponsored enterprise obligations	36,465	197	(85)	36,577
State and municipal obligations	76.828	2,706	(88)	79,446
Corporate obligations(1)	1,228	-	(224)	1,004
Equity securities	1,293	73	-	1,366

Total securities Available for Sale	$116,316	2,976	(398)	118,894

(1) Amortized cost includes a $820,000 write-down for other-than-temporary impairment prior to January 1, 2010.

Securities Held to Maturity:
Government sponsored enterprise obligations	$3,010	-	(14)	2,996
State and municipal obligations	154,390	5,887	(95)	160,182
Corporate obligations	829	132	-	961

Total securities Held to Maturity	$158,229	6,019	(109)	164,139

The amortized cost and fair value of debt securities by years to maturity as of March 31, 2010, follow (in thousands). Maturities of amortizing securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
Years
Under 1	$12,141	12,255	25,141	25,407
1 to 5	62,180	64,440	106,946	111,761
5 to 10	37,502	37,874	24,704	25,418
10 and over	3,200	2,959	1,438	1,553

Total	$115,023	117,528	158,229	164,139

(1) Amortized cost includes a $820,000 write-down for other-than-temporary impairment prior to January 1, 2010.

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

March 31, 2010	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$501	1	-	-	501	1
Government sponsored enterprise obligations	11,887	85	-	-	11,887	85
State and municipal obligations	4,445	83	871	5	5,316	88
Corporate obligations	-	-	824	224	824	224
Total temporarily impaired securities	$16,833	169	1,695	229	18,528	398

Securities Held to Maturity
Government sponsored enterprise obligations	$2,996	14	-	-	2,996	14
State and municipal obligations	5,291	77	1,844	18	7,135	95
Total temporarily impaired securities	$8,287	91	1,844	18	10,131	109

(9) Securities (continued)

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. All securities rated by an independent rating agency carry an investment grade rating, except for certain corporate obligations. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at March 31, 2010, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $1.0 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.7 million of the securities backed by two of the largest U.S. banks and $0.3 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  Until the second quarter of 2009, there had been no reduction in cash receipts (interest) on these securities; that is, they were current as to principal and interest.  However, the collateral underlying one CDO had diminished due to debt defaults and interest deferrals of some of the banks, and beginning in the June 2009 quarter, a portion of interest payments due had been deferred.  Management analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Management’s analysis indicated these cash flows would be insufficient, and accordingly, the Company recognized other-than-temporary-impairment (OTTI) and wrote down this CDO by $0.7 million during the quarter ended September 30, 2008. An additional OTTI write-down of $0.1 million was taken in the quarter ended June 30, 2009.  Because all of the impairment was deemed to be credit related, the entire write-down had been charged to income with none charged to other comprehensive income.  Management intends to sell this security, but if the financial condition of the underlying banks continues to deteriorate, further write-downs could occur before its sale. The maximum potential write-down would be its current carrying value of less than $0.2 million.

(9) Securities (continued)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2009 are summarized as follows:

	December 31, 2009

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$502	-	(2)	500
U.S. government sponsored enterprise obligations	35,473	192	(382)	35,283
State and municipal obligations	77,742	3,126	(52)	80,816
Corporate obligations(1)	1,227	-	(255)	972
Equity securities	1,322	32	-	1,354

Total securities Available for Sale	$116,266	3,350	(691)	118,925

(1)Amortized cost includes a $820,000 write-down for other-than-temporary impairment prior to January 1, 2010.

Securities Held to Maturity:
U.S. government sponsored agencies obligations	$1,015	4	-	1,019
State and municipal obligations	157,414	6,673	(75)	164,012
Corporate obligations	754	128	-	882

Total securities Held to Maturity	$159,183	6,805	(75)	165,913

The following table presents the fair value of securities with gross unrealized losses and at December 31, 2009, excluding those for which other-than-temporary-impairment charges have been taken, aggregated by category and length of time that individual securities have been in a continuous loss position.

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$500	2	-	-	500	2
U.S. government sponsored enterprise obligations	20,592	382	-	-	20,592	382
State and municipal obligations	4,586	52	-	-	4,586	52
Corporate obligations	-	-	792	255	792	255

Total temporarily impaired securities	$25,678	436	792	255	26,470	691

Securities Held to Maturity
State and municipal obligations	$5,675	63	1,808	12	7,483	75

Total temporarily impaired securities	$31,353	499	2,600	267	33,953	766

(10) Accounting Pronouncements Implemented in the Current Year

We implemented the following Accounting Standards Updates (ASU) as of January 1, 2010 with no impact to our financial condition or results of operations. In some instances, expanded disclosures were implemented:

ASU 2009-16, Accounting for Transfers of Financial Assets. ASU 2009-16 amends the guidance in Topic 860-10, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions.

ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends the guidance related to the consolidation of variable interest entities (VIE). It requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPEs) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE.

(10) Accounting Pronouncements Implemented in the Current Year (continued)

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 was issued in January 2010. Subtopic 820-10 has been amended to require new disclosures: (a) transfers in and out of Levels 1 and 2 should be disclosed separately including a description of the reasons for the transfers, and (b) activity in Level 3 fair value measurements shall be reported on a gross basis, including information about purchases, sales, issuances, and settlements.  The amendments also clarify existing disclosures relating to disaggregated reporting, model inputs, and valuation techniques. The new disclosures were effective for us in the first quarter of 2010, except for the gross reporting of Level 3 activity which is effective beginning in the first quarter of 2011.

ASU  2010-09, Subsequent Events (Topic 855). This ASU amends FASB ASC Topic 855, Subsequent Events (originally issued as FASB Statement No. 165, Subsequent Events), so that SEC filers, as defined in the ASU, no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. Entities that are not SEC filers must continue to disclose the date through which subsequent events have been evaluated, including situations in which the financial statements are revised for a correction of an error or retrospective application of U.S. GAAP. The Company is an SEC filer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given the lack of an active and liquid market for a small number of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2009 Annual Report.

Financial Overview

We are pleased to report net income of $3.5 million for the three-months ended March 31, 2010 in line with the same period in 2009.  Diluted earnings per share were $7.35 and $7.38 for these periods, respectively.  Reflecting franchise growth, earnings were positively impacted by a $2.4 million (13.1%) growth in total revenues (net interest income and non-interest income). Operating expenses increased $1.1 million (9.0%) with FDIC insurance expenses accounting for about 30% of expense growth.  Negatively impacting 2010’s results was a $1.3 million increase in provision for loan losses over 2009.

Balance sheet growth was seen in Federal Funds Sold funded by an increase in municipal deposits.   All other interest-earning assets--loan and investments--declined since year-end 2009 along with non-municipal deposits.  Off-balance sheet, the growth in market value of Assets under Administration continued recent quarterly trends increasing $54.6 million or 3.3% from year-end. This is reflective of both growth in underlying accounts – book value increased $8.0 million -- and improved equity market conditions.

For the coming quarter we expect both the loan and investment portfolios to grow as well as retail and commercial deposits, reversing this quarter’s trend. We expect operating results to improve due to continued revenue growth and our expectation of a lower provision for loan losses.

Financial Condition (three months ended March 31, 2010)

At March 31, 2010, total assets were $1,613.1 million, up $47.1 million or 3.0% from $1,566.0 million at December 31, 2009. Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) grew $56.4 million to $134.6 million.

The securities portfolio fell $1.0 million from December 2009. During the first quarter, in addition to scheduled maturities, we saw an increase in securities called. That is issuers repaid debt obligations before their stated maturities.  The continuing low interest rate environment has made it beneficial for issuers to call higher cost debt and replace with lower cost debt.  Conversely, with these investments called, we are finding fewer investments with attractive terms (rate, maturity, credit quality) in which to invest. Accordingly, we purchased fewer investments in the quarter with the uninvested funds held in Federal Funds Sold.  During the second quarter of 2010 we expect more securities to be called, but we cannot accurately predict the volume.  We will also experience seasonal maturities of state and municipal obligations.  We expect to reinvest funds into new investments, but the portfolio’s total size could shrink further if attractive opportunities are not available.

The securities portfolio consists principally of New York State municipality obligations (83.6% of total at March 31, 2010) with the remainder mostly in US Treasury and government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and concluded there are none considered to be other than temporarily impaired in this quarter.

Gross loans decreased $9.1 million to $1,150.8 million. The commercial portfolios decreased $7.9 million due to lower originations and higher paydowns on existing loans, principally in the commercial and industrial category. The residential loan portfolios increased $6.4 million reflecting the impact of the continuing mortgage refinances and higher home purchases due to the existing home buyer’s tax credit which expires in April 2010. The consumer loan portfolios decreased $8.4 million for the quarter principally due to lower originations of indirect automobile loans.  Several local and national-based banks have re-entered the indirect lending business providing interest rates far below our current offering rates. In the coming quarter we expect all portfolios to grow with higher originations than those experienced in this quarter.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at March 31, 2010, were $1,427.6 million and were up $49.9 million from December 31, 2009.  Growth occurred in interest bearing demand, principally driven by retail customers, while growth in savings and money market accounts came from municipal customers.  We experienced a decline in demand accounts principally driven by commercial customers.  We also experienced a decline in time deposits principally driven by retail customers, who shifted maturing time deposit funds to interest bearing demand accounts. Next quarter we expect both retail and commercial customer account growth mostly in demand, savings and money market accounts.  We expect municipal deposits to remain steady or possibly decline somewhat depending upon New York State’s fiscal position.

Total borrowings declined $1.2 million from the installment payment of the GVT purchase. We had no overnight borrowings during the quarter, and had no new long-term borrowings. We do not expect borrowings to change in the coming quarter, because the strength of deposit inflows should be sufficient to fund the increases we project for the loan and securities portfolios.

Results of Operations (three months ended March 31, 2010)

Net interest income increased $1.6 million or 12.2% for the quarter over the same quarter in 2009, reflecting the positive impact of the balance sheet's year-over-year growth and a widening interest rate margin and spread. With general interest rates remaining low we have seen both asset yields and liability costs fall as maturing products are replaced at lower interest rates.  Given the general steepness of the yield curve, this downward pricing is impacting deposit costs more favorably than asset yields, thus widening our interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2009, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.8 million positive impact on net interest income, and the change in rates had a $0.8 million positive impact. Net interest margin was 4.17% for the first quarter of 2010, up from 4.04% during the same quarter in 2009.  As we discussed in our 2009 Annual Report, we expect net interest income to increase for the year due to our balance sheet growth, but we expect little positive impact from rate changes given the interest rate environment and our anticipation of a higher rate environment towards the second half of the year. Summary tax-equivalent net interest income information for the three-month periods ended March 31, 2010 and 2009 follows (dollars in thousands).

		2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Total interest-earning
assets	$1,483,205	19,492	5.26%	1,372,912	19,537	5.69%

Total interest-bearing
liabilities	$1,286,707	4,046	1.26%	1,181,993	5,683	1.92%

Interest rate spread			4.00%			3.77%
Net interest margin		$15,446	4.17%		$13,854	4.04%

The provision for loan losses was $2.4 million for the quarter, about double the same quarter last year. The provision in the 2010 quarter was mostly driven by a decline in asset quality indicators (past-due and nonaccrual loans, impaired loans, current and historical net-charge-offs), which led to the need for a higher allowance for loan losses at quarter end.  A summary of the allowance for loan losses and net charge-offs for the year to date is presented in a following section.

Total other income for the quarter ended March 31, 2010 increased 15.3% to $6.4 million from $5.6 million in 2009.  Service charges on deposit accounts increased 25.6% reflecting customer usage of our Courtesy Limit product launched in late 2009.  Account maintenance service charges were down year-on year, with higher deposit balances offsetting these charges. On the other hand, debit and ATM card revenues continued to increase (up 17.7% year-on-year) with consumers shifting from cash and checks to electronic transactions.  We expect second quarter service charge revenue to be as strong as this quarter’s.  However, revenues in the second half of the year may be substantially lower due to the impact of recent federal regulations limiting financial institutions’ sales of overdraft protection products. We have a cross-functional team of employees working tirelessly to modify our Courtesy Limit offering to be the best solution for our current and future customers within the regulatory framework.

Trust and investment services income increased $0.5 million or 22.1% for the quarter compared to last year. Total assets under administration have grown markedly year on year due to both organic growth in underlying accounts and higher market value of assets within the accounts resulting from improved equity and bond markets.  We anticipate organic and market value growth to continue into the coming quarters, but year-over-year growth rates should be less than 10%.

Assets Under Administration as of (in thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009

Cost basis of assets under administration	$1,599,944	1,591,943	1,556,616

Market value of assets under administration	$1,706,409	1,651,777	1,381,355

With the rapid fall in mortgage interest rates during 2009 we saw the largest refinance boom in over five years.  By the end of 2009, rates had settled and slightly increased into 2010.  This increase in rates led to a lower volume of refinance loans in 2010 compared to 2009.  On the other hand, the federal government’s The Worker, Homeownership, and Business Assistance Act of 2009’s extension of the tax credit to April 2010 led to higher demand for purchase money mortgages.  Our total closings for the quarter fell nearly 40% compared to the same quarter in 2009 due to a lower volume of refinance loans.  Corresponding with this decline in volume, the net gain on loans sold fell just over 50% when compared to 2009.  We expect closings in the coming quarter to be near this quarter’s.  However we expect purchase money mortgage closings to slow during the last half of the year following the expiration of the tax credit and refinance mortgages to slow due to our anticipation of higher market interest rates.

CNB Mortgage Closed Loans by Type For the three-month periods ended March 31, (dollars in thousands)

	2010	2009
Purchase money mortgages	$23,535	18,550
Refinance mortgages	22,303	55,453
Total mortgage closings	$45,838	74,003

Percentage of loans retained in portfolio	26.8%	11.5%

Operating expenses increased 9.0% or $1.1 million for the quarter ended March 31, 2010, over the same three-month period in 2009. However, as discussed above, $0.3 million of this increase was due to an increase in FDIC insurance premiums. Excluding this, operating expenses would have shown about a 7% increase, reflective of our franchise growth.

Salaries and benefits increased about 10% reflecting a higher headcount, incumbent salary increases, and higher benefit costs. Occupancy costs have increased with the addition of new offices, including our newest banking office at Alexander Park in the City of Rochester, New York.  Marketing and public relations expenses have increased due to promotional activities in Sarasota, Florida, and a higher level of charitable contributions to not-for-profit agencies in our communities.  Other real estate owned expenses were substantially lower than in 2009 when we incurred high expenses principally associated with payment of delinquent property taxes due on the properties owned.  For the second quarter of 2010 we expect to see similar growth rates for all categories as in this quarter except FDIC insurance expense should be comparatively lower due to a $0.7 million one-time assessment in 2009.

The quarterly effective tax rate was 26.2% in 2010 and 25.3% in 2009. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2009, in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the three months ended March 31, 2010, cash flows from all activities provided $56.4 million in net cash and cash equivalents versus $76.3 million for the same period in 2009.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $3.1 million in 2010, while in 2009 operating activities used $8.7 million of net cash.  Both the largest source and use of operating cash in 2010 and 2009 were loans held for sale with activity in 2010 about half that of 2009. Excluding the effect of loans held for sale, operating activities provided $4.1 million of cash for the three-month period in 2010 and used $3.0 million of cash in 2009.

For the first quarter of 2010, investing activities provided $6.9 million in cash and equivalents and used $5.0 million in 2009. Major investing activities included net securities purchases as well as loan originations.  Net loan activity was lower in 2010 than in 2009 resulting in a net cash inflow instead of the typical net cash outflow for investing activities.

Cash provided by financing activities was $46.3 million in 2010 versus $90.0 million in 2009. The main contributor in both years was deposit activity with 2010’s activity about half of 2009’s.

For the remainder of 2010, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is mainly expected to come from Monroe County retail sources and Ontario County municipalities.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information disclosed in our 2009 Annual Report.

Also, as discussed more fully in our 2009 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	March 31, 2010	December 31, 2009

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$112,956	104,423
Commercial real estate and construction	$20,545	23,069
Residential real estate at fixed rates	$5,011	5,824
Home equity lines of credit	$119,224	113,982
Unsecured personal lines of credit	$17,031	15,937
Standby and commercial letters of credit	$7,964	8,298
Commitments to sell real estate loans	$7,661	6,657

In October 2009, the Bank was served with a Summons and Complaint filed in United States District Court for the Western District of New York in an action seeking class action status alleging that the Bank violated the Electronic Funds Transfer Act, 15 U.S.C. §1693 et seq. and its implementing regulations 12 C.F.R §205 et seq. by failing to post a notice on or at two of its automatic teller machines advising consumers who transact an electronic funds transfer of the fact that a fee may be imposed for the transaction and the amount of the fee.  The plaintiff is seeking statutory damages on behalf of the class and attorney’s fees.  Damages are capped by statute at $500,000, exclusive of costs and fees.  On November 24, 2009, the Bank by its counsel moved to dismiss the class action allegations.  Although settlement negotiations are ongoing, in the event a settlement is not achieved, the Bank intends to defend the matter vigorously. No estimate of potential loss to be incurred by the Company can be made by management at this time.

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2010, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2009, and management anticipates no change in this classification for the foreseeable future.

Credit-Related Information Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the three-month periods ended March 31, 2010, and 2009 follow (dollars in thousands):

	March 31,
	2010	2009
Balance at beginning of period	$14,232	11,992
Provision for loan losses	2,425	1,155
Loans charged off	(2,489)	(464)
Recoveries on loans previously charged off	310	143
Balance at end of period	$14,478	12,826

Allowance as a percentage of total period end loans	1.26%	1.16%

Allowance as a percentage of non-performing loans	58.6%	112.0%

Net charge-offs to average loans (annualized)	0.76%	0.12%

The provision for loan losses for the three-month period ended March 31, 2010 was significantly higher than the same period in 2009 as discussed in the Results of Operations.  The balance in the allowance and the provision for loan losses have increased with growth in the total loan portfolio from 2009 and negative changes in asset quality. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2010, is adequate at $14.5 million. However, should the trend of higher non-performing and non-accrual loans continue, or should we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need a higher allowance for loan losses as a percentage of total loans.  This would necessitate an increase to the provision for loan losses.  Net charge-offs to average loans increased in the quarter to 76 basis points in 2010 from 12 basis points in 2009. This is a historically high net charge-off rate for us and was driven by a large charge-off of one impaired commercial loan with an impaired reserve and a number of smaller consumer loans.  We do not expect a continuation of this high charge-off rate in the coming quarters.

Non-Performing Assets and Impaired Loans

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009
Loans past due 90 days or more and accruing:
Commercial and industrial	$202	422	65
Real estate-commercial	369	-	-
Real estate-residential	407	290	300
Consumer and other	107	375	150
Total past due 90 days or more and accruing	1,085	1,087	515

Loans in non-accrual status:
Commercial and industrial	8,850	10,282	7,098
Real estate-commercial	12,497	5,656	3,138
Real estate-residential	2,705	2,609	697
Consumer and other	-	-	-
Total non-accrual loans	24,052	18,547	10,933
Total non-performing loans	25,137	19,634	11,448

Other real estate owned
Commercial	547	603	639
Residential	2,069	2,166	2,395
Total other real estate owned	2,616	2,769	3,034

Total non-performing assets	$27,753	22,403	14,482

Non-performing loans to total period-end loans	2.19%	1.70%	1.05%
Non-performing assets to total period-end
loans and other real estate	2.42%	1.94%	1.32%

There were no troubled debt restructurings during these periods.

Total non-performing loans increased $5.1 million to $24.7 million at March 31, 2010 from $19.6 million at December 31, 2009 and $11.4 million at March 31, 2009.  The increase in non-performing loans during the quarter has come mainly in commercial real estate loans and was principally due to two large commercial relationships discussed in the Annual Report.  The loans underlying these relationships are considered impaired, but are sufficiently collateralized such that no impairment reserve is necessary.

Non-performing residential real estate loans have remained steady from year-end 2009 with some new loans becoming non-performing and others improving and others in foreclosure. The increase from March 31, 2009 was a result of a foreclosure tied to one real estate investor.  Given the current economic climate, and growth in non-performing loans, we can expect additional foreclosures in the coming periods.

The percentage of non-performing loans to total loans has risen substantially over the last twelve months.  While this increase is large, it is near the peak percentage reached by the Company in the last recession earlier in the decade of 1.93%.

Impaired Loans
Information on impaired loans for the three-month periods ended March 31, 2010, and 2009 and twelve months ended December 31, 2009, follows (dollars in thousands):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2010	2009	2009

Recorded investment at period end	$24,052	18,547	10,933
Impaired loans as percent of total loans	2.10%	1.61%	1.00%
Impaired loans with related allowance	$3,479	7,771	5,491
Related allowance	$1,334	2,799	1,472
Average investment during period	$21,300	14,306	9,851
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

As noted in the “Non-Performing Assets” section, we experienced a significant increase in non-performing loans during the period. This increase resulted from a small number of large commercial loans becoming past due on scheduled principal and interest payments. Impaired loans with a related reserve have declined since year end, and reserves for impaired loans declined to $1.3 million at March 31, 2010 versus $2.8 million at December 31, 2009 and $1.5 million at March 31, 2009. The balance of impaired loans with a related reserve declined due to a combination of (1) improved financial position of loans, and (2) charge-offs of loans.  These charge-offs also reduced the related allowance. We believe the trend of impaired loans, the level of impaired loans, and the related reserve are consistent with current economic conditions. Typically the longer an economic recession continues, the more likely borrowers will experience financial difficulties due to constraints on their income and cash flow.  These constraints make it more difficult for them to timely pay their debt obligations, resulting in higher non-accrual and impaired loans for us.  We see signs of improving regional economic conditions, but their positive impact will take time to be realized.  We can anticipate more loans, though we know of none specifically that become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period. Accordingly we do not expect the level of impaired loans to substantially decline during the June 30, 2010 quarter.

At March 31, 2010 we identified a total of 66 loans totaling $24.1 million that were considered impaired.  Of these, six, with a balance of $3.5 million outstanding had specific reserves associated with them amounting to $1.3 million. These reserves are included in the total allowance for loan losses.  Five of the loans totaling $6.5 million are associated with two commercial and industrial loans to companies in the food and beverage industry originated between 2005 and 2007 for which we have made specific reserves of $0.9 million.  During the first quarter of 2010, as discussed above, we charged-off $1.6 million of these loans, on which we had impairment reserves. These companies market their products throughout the United States.  Their businesses have been negatively impacted by the recession, and their operating cash flow has been insufficient to support principal and interest payments on our loans.  Three of the loans with no impairment reserves (due to adequate collateralization) totaling $6.4 million are in the recreation business. These are local companies. They also have been negatively impacted by the recession, experiencing a decline in user revenues.

Our local economy continues to reflect some of the same trends we are seeing in the national and state economies, but our statistics are better than both. As reported by the Bureau of Labor Statistics the Rochester region unemployment was about 8.2% at the end of March 2010, up slightly from 8% at the end of last year.  Since March 2009, the economy has lost roughly 1.4% of non-farm jobs.  Overall, employment has retreated from about 500,700 in the spring of 2009 to about 493,900 this spring. Business conditions are also comparatively slow in the region, again, reflecting the recession.  However, recent reports from the Federal Reserve Bank of New York indicate manufacturing conditions are improving and the six month forward outlook is positive. These unemployment and other economic trends have impacted our allowance calculation by increasing the dollar amount of reserve we’ve allocated for economic condition factors.

Legislative and Fiscal Matters

The U.S. Congress has been debating bills regarding the regulation and management of financial products, services, and companies.  This is commonly referred to as “Financial Overhaul” legislation.  The House has passed legislation.  The Senate continues to debate its version of the legislation.  What a final bill for the President’s signature might look like, and whether the President would sign the final bill into law is unknown at this time.  Because of this, we cannot at this time predict what the impact to the Company will be.

The State of New York is five weeks into its new fiscal year without a completed, approved, budget.  Since April 1, 2010, the State budget has been managed through weekly “Extender” bills introduced by the Governor.  The Governor’s bills have been austerity budgets, reducing funding to many programs and services throughout the state.  In addition, in order to conserve and manage cash flow, the Comptroller of New York has withheld payments to various service providers, agencies, municipalities and school districts.  To date lack of a budget and the restriction on cash flows has not had an impact on the Company. However, should this situation continue, there may be business consequences, for example: (a) reduced inflows or large outflows from municipal deposit accounts, (b) increased borrowings from municipalities, which may impact their credit ratings, cost of borrowings, or ability to timely repay existing debts, (c) for those reliant on State funding: for-profit, not-for-profit, and individual borrowers inability to timely pay debts to the Company, or withdrawals from deposit accounts to fund their needs.

Recent Accounting Standards to be implemented in Future Periods

ASU No. 2010-11, Derivatives and Hedging (Topic 815).This ASU clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. The ASU provides guidance about whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. This ASU is effective for the Company on July 1, 2010. Management has not evaluated whether and how this statement may impact the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2009 Annual Report, we predicted market interest rates for 2010 would remain fairly steady for most of the year at current historic lows with an increase in the second half of the year.  We have not changed our outlook at this time.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at March 31, 2010 and December 31, 2009.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2010	2009
+200	-%	(1)%
+100	(3)	(3)
No change	-	-
-100	(1)	(1)
-200	(2)	(3)

Our model suggests our interest rate risk has decreased slightly from year end for a change in rates. Our exposure to increasing rates has decreased, because, although if interest rates move upward our liability costs (deposits and borrowings) will rise faster than our asset yields, those liabilities will be impacted by interest rate ceilings which we will implement as necessary.  Our exposure has also decreased in a downward rate scenario. While we have less opportunity to lower liability costs further, asset yields will hit floor rates with a large downward change in rates.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2010, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

See Contractual obligation and commitments on page 20.

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods indicated in 2010, the total number of shares purchased and the price paid per share by the Canandaigua National Corporation for treasury and by subsidiaries of the Company for compensation, including the Arthur S. Hamlin award.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  The Company and subsidiaries purchase were determined based on the most recent price established in the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales occur when corporate needs require the use of shares and there are none available in the market at the time.

Purchases and Sales of Equity Securities for the year to date through March 31, 2010

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

March 2010	(110)	$ 341.46	Compensation

Item 3. Defaults Upon Senior Securities

None

Item 5. Other information

Unresolved Staff Comments

On February 1, 2010, the Company responded to a series of staff comments issued in December 2009.  Management believes its response has resolved all staff comments, however, as of the date of this filing, this has not been confirmed by the Commission. Management does not believe any of the matters were material.

Common Stock Trades

While the Company's stock is not actively traded, it trades periodically in sealed-bid public auctions administered by the Bank’s Trust Department for selling shareholders at their request. It is not listed on a national securities exchange. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table sets forth a summary of information about the Company's common stock during each period for transactions that were administered by the Bank’s Trust Department:

Date of Transaction	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 18, 2010	760	$ 341.46	$ 367.00	$ 335.00

Although the Company’s common stock is not listed with a national securities exchange, it trades sporadically on the Over-the-Counter Bulletin Board System. The following table sets forth a summary of information about these trades. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock.

The OTC Bulletin Board® (OTCBB) is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ® or a national securities exchange. The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with The NASDAQ Stock MarketSM.  Investors must contact a broker/dealer to trade OTCBB securities. Investors do not have direct access to the OTCBB service. The Securities and Exchange Commission's (SEC's) Order-Handling Rules which apply to NASDAQ-listed securities do not apply to OTCBB securities.  The OTCBB market quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	Number of Shares Transacted	Quarterly Average Sales Price	Quarterly High Sales Price	Quarterly Low Sales Price

1st Quarter, 2010	452	$ 309.68	$ 330.00	$ 280.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(24)	Form of Power of Attorney for filing Forms 3, 4, 5 and 13 under 1934 Act	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 6, 2010	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

May 6, 2010	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer