Form 10-Q
period 2010-06-30
CANANDAIGUA NATIONAL CORP
filed 2010-08-10
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

The registrant had 473,023 shares of common stock, par value $20.00, outstanding at July 24, 2010.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2010

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2010 and December 31, 2009 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$25,029	33,453
Interest-bearing deposits with other financial institutions	4,441	4,376
Federal funds sold	83,982	40,395
Securities:
- Available for sale, at fair value	117,225	118,925
- Held-to-maturity (fair value of $161,835 in 2010 and $165,913 in 2009)	155,383	159,183
Loans:
Commercial and industrial	205,867	214,841
Commercial mortgage	444,317	429,955
Residential mortgage - first lien	232,285	218,731
Residential mortgage - junior lien	86,245	83,236
Consumer-automobile indirect	167,604	171,902
Consumer and other	29,524	28,919
Loans held for sale	16,715	6,657
Total gross loans	1,182,557	1,154,241
Plus: Net deferred loan costs	5,463	5,698
Less: Allowance for loan losses	(14,911)	(14,232)
Loans - net	1,173,109	1,145,707
Premises and equipment - net	13,064	12,041
Accrued interest receivable	6,401	6,692
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,819	2,689
Goodwill	8,818	8,818
Intangible assets	6,222	6,719
Prepaid FDIC Assessment	6,188	7,659
Other assets	21,277	19,343
Total Assets	$1,623,958	1,566,000

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$190,533	182,124
Interest-bearing	149,224	131,987
Savings and money market	636,031	573,983
Time	456,184	489,603
Total deposits	1,431,972	1,377,697
Borrowings	8,606	9,841
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	12,657	15,180
Total Liabilities	1,504,782	1,454,265

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2010 and 2009	9,732	9,732
Additional paid-in capital	8,823	8,591
Retained earnings	103,679	97,795
Treasury stock, at cost (13,601 shares at June 30, 2010
and 15,788 at December 31, 2009)	(4,407)	(5,143)
Accumulated other comprehensive income, net	1,349	760
Total Stockholders' Equity	119,176	111,735
Total Liabilities and Stockholders' Equity	$1,623,958	1,566,000

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2010 and 2009 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Interest income:
Loans, including fees	$16,901	16,218	$33,120	32,559
Securities	2,210	2,206	4,469	4,428
Federal funds sold and other	58	50	113	83
Total interest income	19,169	18,474	37,702	37,070
Interest expense:
Deposits	2,963	4,399	6,187	9,175
Borrowings	96	160	173	319
Junior subordinated debentures	732	751	1,477	1,499
Total interest expense	3,791	5,310	7,837	10,993
Net interest income	15,378	13,164	29,865	26,077
Provision for loan losses	525	1,400	2,950	2,555
Net interest income after provision for loan losses	14,853	11,764	26,915	23,522

Other income:
Service charges on deposit accounts	2,742	2,105	5,297	4,139
Trust and investment services income	2,598	2,327	5,404	4,626
Net gain on sale of mortgage loans	542	1,302	910	2,046
Mortgage servicing income, net	215	113	413	239
Loan-related fees	82	60	151	124
(Loss) on calls of securities and write-down, net	(99)	(165)	(104)	(162)
Other operating income	407	535	830	827
Total other income	6,487	6,277	12,901	11,839

Operating expenses:
Salaries and employee benefits	7,247	7,724	14,520	14,338
Occupancy, net	1,781	1,539	3,439	3,032
Marketing and public relations	595	487	1,150	942
Office supplies, printing and postage	349	370	719	743
Professional and other services	1,093	691	1,864	1,446
Technology and data processing	981	827	1,905	1,733
Intangible amortization	248	266	497	532
Other real estate operations	190	202	414	659
FDIC insurance	535	1,099	1,056	1,283
Other operating expenses	1,068	1,022	2,233	2,100
Total operating expenses	14,087	14,227	27,797	26,808

Income before income taxes	7,253	3,814	12,019	8,553
Income taxes	1,899	853	3,148	2,053
Net income	$5,354	2,961	$8,871	6,500

Basic earnings per share	$11.36	6.28	$18.83	13.78
Diluted earnings per share	$11.19	6.18	$18.53	13.56

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six-month periods ended June 30, 2010 and 2009 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2009	470,836	9,732	8,591	97,795	(5,143)	760	111,735
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of $154		-	-	-	-	239	239
Change in unrealized gain on
securities available for sale,
net of taxes of $101		-	-	-	-	240	240
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $58		-	-	-	-	110	110
Net income		-	-	8,871	-	-	8,871
Total comprehensive income							9,460
Shares issued as compensation	145	-	-	-	50	-	50
Purchase of treasury stock	(544)	-	-	-	(186)	-	(186)
Exercise of stock options,
including tax benefit of $232	2,586	-	232	(562)	872	-	542
Cash dividend - $5.15 per share		-	-	(2,425)	-	-	(2,425)
Balance at June 30, 2010	473,023	9,732	8,823	103,679	(4,407)	1,349	119,176

Balance at December 31, 2008	471,859	9,732	8,591	87,273	(4,819)	(339)	100,438
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of $99		-	-	-	-	156	156
Change in unrealized loss on
securities available for sale,
net of taxes of $224		-	-	-	-	375	375
Net income		-	-	6,500	-	-	6,500
Total comprehensive income							7,031
Recognition of stock option
expense
Purchase of treasury stock	(709)	-	-	-	(223)	-	(223)
Sale of treasury stock	106	-	-	(3)	36	-	33
Cash dividend - $4.85 per share		-	-	(2,289)	-	-	(2,289)
Balance at June 30, 2009	471,256	9,732	8,591	91,481	(5,006)	192	104,990

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six-month periods ended June 30, 2010 and 2009 (Unaudited) (dollars in thousands)

	2010	2009
Cash flow from operating activities:
Net income	$8,871	6,500
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,406	2,431
Provision for loan losses	2,950	2,555
Gain on sale of premises and equipment and other real estate, net	(6)	(19)
Writedown of other real estate	23	-
Deferred income tax benefit	(358)	(578)
(Income) loss from equity-method investments, net	(37)	33
Loss on calls of securities and write-down, net	104	162
Gain on sale of mortgage loans, net	(910)	(2,046)
Originations of loans held for sale	(84,537)	(170,558)
Proceeds from sale of loans held for sale	75,389	164,614
Decrease (increase) in other assets	1,463	(1,377)
(Decrease) increase in all other liabilities	(2,130)	1,053
Net cash provided by operating activities	3,228	2,770

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	32,219	14,512
Purchases	(30,113)	(20,759)
Securities held to maturity:
Proceeds from maturities and calls	17,641	25,785
Purchases	(14,417)	(22,227)
Loan originations and principal collections, net	(21,726)	(23,578)
Purchase of premises and equipment	(2,091)	(1,190)
Purchase of FHLB and FRB stock, net	(130)	(16)
Investment in equity-method investments	(756)	(23)
Proceeds from sale of other real estate	364	225
Net cash used in investing activities	(19,009)	(27,271)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	87,694	84,903
Net increase (decrease) in time deposits	(33,419)	28,477
Overnight borrowings, net	-	(4,400)
Principal repayments on borrowings	(1,247)	(4,071)
Proceeds from sale of treasury stock	50	33
Payments to acquire treasury stock	(186)	(223)
Proceeds from issuance of treasury stock under stock option plan	310	-
Tax benefit from stock option exercise	232	-
Dividends paid	(2,425)	(2,289)
Net cash provided by financing activities	51,009	102,430

Net increase in cash and cash equivalents	35,228	77,929
Cash and cash equivalents - beginning of period	78,224	32,670
Cash and cash equivalents - end of period	$113,452	110,599

Supplemental disclosure of cash flow information:
Interest paid	$7,918	11,388
Income taxes paid	3,386	2,563

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$1,432	2,864

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2009 Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by independent certified public accountants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10Q with the Securities and Exchange Commission.

(2) Dividend

On July 14, 2010, the Board of Directors declared a semi-annual $5.70 per share dividend on common stock to shareholders of record on July 24, 2010. The dividend was paid on August 2, 2010.  This is in addition to the semi-annual $5.15 per share dividend on common stock declared in January 2010 and paid in February 2010.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2010 and 2009 follow (dollars in thousands, except share data):

Three months

Six months

Ended June 30,

ended June 30,

For the three months ended June 30,	2010	2009	2010	2009
Basic Earnings Per Share:
Net income applicable to common shareholders	$5,354	2,961	8,871	6,500
Weighted average common shares outstanding	471,256	471,379	471,048	471,558
Basic earnings per share	$11.36	6.28	18.83	13.78

Diluted Earnings Per Share:
Net income applicable to common shareholders	$5,354	2,961	8,871	6,500
Weighted average common shares outstanding	471,256	471,379	471,048	471,558
Effect of assumed exercise of stock options	7,392	7,674	7,656	7,825
Total	478,648	479,053	478,704	479,383
Diluted earnings per share	$11.19	6.18	18.53	13.56

(4) Segment Information

The Company is organized into three reportable segments: the Company and its bank and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and six-month periods ended June 30, 2010 and 2009 follows (dollars in thousands).

Three months ended June 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,383	2	(3)	(4)	15,378
Non-interest income	4,807	1,015	969	(304)	6,487

Total revenues	20,190	1,017	966	(308)	21,865

Provision for loan losses	525	-	-	-	525
Intangible amortization	53	-	195	-	248
Other operating expenses	12,669	466	779	(75)	13,839

Total expenses	13,247	466	974	(75)	14,612

Income (loss) before tax	6,943	551	(8)	(233)	7,253
Income tax	1,899	217	36	(253)	1,899

Net income (loss)	$5,044	334	(44)	20	5,354

Total identifiable assets	$1,608,770	15,196	17,401	(17,409)	1,623,958

Three months ended June 30,	2009

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$13,140	3	(17)	38	13,164
Non-interest income	5,024	1,982	848	(1,577)	6,277

Total revenues	18,164	1,985	831	(1,539)	19,441

Provision for loan losses	1,400	-	-	-	1,400
Intangible amortization	58	-	208	-	266
Other operating expenses	11,687	413	1,698	163	13,961

Total expenses	13,145	413	1,906	163	15,627

Income (loss) before tax	5,019	1,572	(1,075)	(1,702)	3,814
Income tax	853	622	(287)	(335)	853

Net income (loss)	$4,166	950	(788)	(1,367)	2,961

Total identifiable assets	$1,513,665	10,289	19,988	(14,595)	1,529,347

(4)   Segment Information (continued)

Six months ended June 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$29,875	6	(4)	(12)	29,865
Non-interest income	10,217	1,784	1,973	(1,073)	12,901

Total revenues	40,092	1,790	1,969	(1,085)	42,766

Provision for loan losses	2,950	-	-	-	2,950
Intangible amortization	108	-	389	-	497
Other operating expenses	24,869	927	1,729	(225)	27,300

Total expenses	27,927	927	2,118	(225)	30,747

Income (loss) before tax	12,165	863	(149)	(860)	12,019
Income tax	3,148	339	(5)	(334)	3,148

Net income (loss)	$9,017	524	(144)	(526)	8,871

Six months ended June 30,	2009

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$26,077	6	(31)	25	26,077
Non-interest income	9,388	3,237	1,748	(2,534)	11,839

Total revenues	35,465	3,243	1,717	(2,509)	37,916

Provision for loan losses	2,555	-	-	-	2,555
Intangible amortization	115	-	417	-	532
Other operating expenses	22,780	773	2,654	69	26,276

Total expenses	25,450	773	3,071	69	29,363

Income (loss) before tax	10,015	2,470	(1,354)	(2,578)	8,553
Income tax	2,053	973	(401)	(572)	2,053

Net income (loss)	$7,962	1,497	(953)	(2,006)	6,500

The operating results of GVT for the three and six-month periods ended June 30, 2009 were negatively affected by a decline in revenues caused by the fall in fair value of assets under administration and a retirement expense accrual upon the former president’s early retirement.

The operating results of CNB Mortgage for the three and six-month periods ended June 30, 2010 declined significantly due to reduced volume of loan originations, particularly refinance activity, which slowed significantly at year-end 2009.

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

The Company’s contract to sell loans to FHLMC contains certain representations and warranties that if not met by the Company, would require the repurchase of such loans.  The Company has not historically been subject to a material volume of repurchases.

Gross servicing fees earned by the Company for the three-month periods ended June 30, 2010 and 2009, respectively, amounted to $339,000 and $258,000, and for the six-month periods ended June 30, 2010 and 2009 amounted to $668,000 and $489,000, respectively.  These fees are included in net mortgage servicing income on the statements of income.

(5)   Loan Servicing Assets (continued)

The following table presents the changes in loan servicing assets for the six-month periods ended June 30, 2010 and 2009, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2010		2009
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$1,797	$ 2,893	$855	1,597
Originations	369		922
Amortization	(255)		(250)
Balance at June 30,	$1,911	$ 2,834	$1,527	$ 2,134

(6) Interest Rate Swap Agreement

The Company is exposed to interest rate risk as a result of both the timing of changes in interest rates of assets and liabilities, and the magnitude of those changes.  In order to reduce this risk for the Company’s $30 million floating-rate junior subordinated debenture, the Company entered into an interest rate swap agreement in 2007, which expires on June 15, 2011.  This interest rate swap agreement modifies the repricing characteristics of the debentures from a floating-rate debt (LIBOR +1.40%) to a fixed-rate debt (5.54%). For this swap agreement, amounts receivable or payable are recognized as accrued under the terms of the agreement, and the net differential is recorded as an adjustment to interest expense of the related debentures. The interest rate swap agreement is designated as a cash flow hedge. Therefore, the effective portion of the swap’s unrealized gain or loss was initially recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, is immediately reported in other operating income.  The swap agreement is carried at fair value in Other Liabilities on the Condensed Consolidated Statement of Condition.

In consideration of the pending expiration of the aforementioned agreement, the Company entered into a forward interest rate swap agreement on July 1, 2010.  This swap becomes effective on June 15, 2011 and expires on June 15, 2021.  This interest rate swap agreement will modify the repricing characteristics of the Company’s $30 million floating-rate junior subordinated debenture from a floating-rate debt (LIBOR +1.40%) to a fixed-rate debt (4.81%). The accounting for this is the same as the existing swap agreement.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$113,452	113,452	78,224	78,224
Securities, available-for-sale and held-to-maturity	$275,427	281,879	280,797	287,527
Loans-net	$1,173,109	1,213,713	1,145,707	1,207,093
Loan servicing assets	$1,911	2,834	1,797	2,893

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$975,788	975,788	888,094	888,094
Time deposits	$456,184	461,000	489,603	482,384
Borrowings	$8,606	8,960	9,841	9,993
Junior subordinated debentures	$51,547	53,204	51,547	53,527

Other financial instruments:
Interest rate swap agreement	$(1,044)	(1,044)	(1,437)	(1,437)
Letters of credit	$(161)	(161)	(120)	(120)
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

Delinquent loans (not in foreclosure) are valued using the method noted above, and also consider the fair value of collateral, based on 3rd party appraisals, for collateral-dependent loans. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair value of loans is reduced by the allowance for loan losses.

The fair value of loans held for sale is estimated based on outstanding investor commitments or in the absence of such commitments, is based on current yield requirements or quoted market prices.

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at June 30, 2010 and 2009, and the sensitivity of such values to changes in those assumptions are summarized in the 2009 Annual Report and are substantially unchanged.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at June 30, 2010, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$ 502	-	-	502
U.S. government sponsored
enterprise obligations	-	40,965	-	40,965
State and municipal obligation	-	73,378	-	73,378
All other	-	1,385	995	2,380
Total assets	$ 502	115,728	995	117,225

Liabilities
Interest rate swap agreement	$ -	1,044		1,044
Letters of credit	-	161		161
Total liabilities	$ -	1,205		1,205

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	16,715	-	16,715
Collateral dependent impaired loans	-	-	3,370	3,370
Other assets
Other real estate owned	-	-	3,808	3,808
Loan servicing assets	-	-	1,911	1,911
Total assets	$ -	16,715	9,089	25,804

(8) Fair Values Measurements (continued)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month and six-month periods ended June 30, 2010 (in thousands).

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Securities available for sale, beginning of period	$1,004	$972
Unrealized gain (loss) included in other comprehensive income	(9)	23
Securities available for sale, end of period	$995	$995

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:	$ -	102,269	814	103,083
Total assets	$ -	102,269	814	103,083

Liabilities
Interest rate swap agreement	$ -	1,617	-	1,617
Letters of credit	-	162	-	162
Total liabilities	$ -	1,779	-	1,779

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	10,043	-	10,043
Collateral dependent impaired loans	-	-	8,822	8,822
Other assets
Other real estate owned	-	-	3,368	3,368
Loan servicing assets	-	-	2,134	2,134
Total assets	$ -	10,043	14,324	24,367

(9) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2010 are summarized as follows:

	June 30, 2010

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U. S. Treasury	$502	-	-	502
Government sponsored enterprise obligations	40,547	418	-	40,965
State and municipal obligations	70,487	2,911	(20)	73,378
Corporate obligations(1)	1,229	-	(234)	995
Equity securities	1,292	93	-	1,385

Total securities Available for Sale	$114,057	3,422	(254)	117,225

(1) Amortized cost includes a $820,000 write-down for other-than-temporary impairment prior to January 1, 2010.

Securities Held to Maturity:
Government sponsored enterprise obligations	$10,003	60	(9)	10,054
State and municipal obligations	144,520	6,308	(51)	150,777
Corporate obligations	860	144	-	1,004

Total securities Held to Maturity	$155,383	6,512	(60)	161,835

The amortized cost and fair value of debt securities by years to maturity as of June 30, 2010, follow (in thousands). Maturities of amortizing securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
Years
Under 1	$14,544	14,782	27,359	27,775
1 to 5	55,729	58,145	107,529	112,871
5 to 10	39,299	39,906	19,027	19,597
10 and over	3,193	3,007	1,468	1,592

Total	$112,765	115,840	155,383	161,835

(1) Amortized cost includes a $820,000 write-down for other-than-temporary impairment prior to January 1, 2010.

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

June 30, 2010	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
State and municipal obligations	$-	-	2,388	20	2,388	20
Corporate obligations	-	-	1,049	234	1,049	234

Total temporarily impaired securities	$-	-	3,437	254	3,437	254

Securities Held to Maturity
Government sponsored enterprise obligations	$1,999	8	10	1	2,009	9
State and municipal obligations	-	-	4,269	51	4,269	51

Total temporarily impaired securities	$1,999	8	4,279	52	6,278	60

(9) Securities (continued)

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at June 30, 2010, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $1.0 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.7 million of the securities backed by two of the largest U.S. banks and $0.3 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  Until the second quarter of 2009, there had been no reduction in cash receipts (interest) on these securities; that is, they were current as to principal and interest.  However, the collateral underlying one CDO had diminished due to debt defaults and interest deferrals of some of the banks, and beginning in the June 2009 quarter, a portion of interest payments due had been deferred.  Management analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Management’s analysis indicated these cash flows would be insufficient, and accordingly, the Company recognized other-than-temporary-impairment (OTTI) and wrote down this CDO by $0.7 million during the quarter ended September 30, 2008. An additional OTTI write-down of $0.1 million was taken in the quarter ended June 30, 2009.  Because all of the impairment was deemed to be credit related, the entire write-down had been charged to income with none charged to other comprehensive income.  Management intends to sell this security, as such, if the financial condition of the underlying banks continues to deteriorate, further write-downs could occur before a sale. The maximum potential write-down would be its current carrying value of less than $0.2 million.

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

(9) Securities (continued)

The following table presents the fair value of securities with gross unrealized losses at December 31, 2009, excluding those for which other-than-temporary-impairment charges have been taken, aggregated by category and length of time that individual securities have been in a continuous loss position.

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

Financial Overview

Diluted earnings per common share for the second quarter of 2010 rose 81% to $11.19 from $6.18 in the same quarter of 2009 and were 52.3% higher than $7.35 in the first quarter of 2010. Net income in the current quarter was $5.4 million, up from $3.0 million and $3.5 million in the second quarter of 2009 and the first quarter of 2010, respectively..

The recent quarter’s earnings as compared with the second quarter of 2009 reflected a significant rise in net interest income, resulting from a widening of the net interest margin and significantly lower provision for credit losses due to improving credit quality. Also contributing to the improved performance as compared with the year-earlier quarter were lower insurance assessments by the Federal Deposit Insurance Corporation (“FDIC”) and the impact of the $0.8 retirement expense accrual and $0.1 million securities write-down in 2009.

The current quarter’s balance sheet growth occurred in the loan portfolio, funded mostly by balances in Federal Funds Sold, and to a lesser extent, deposit growth.   All other interest-earning assets—Federal Funds Sold and investments—declined.  Off-balance sheet, both the book value and market value of Assets under Administration declined, reflecting a deteriorating stock market and to a lesser extent, customer account attrition.

For the coming quarter we expect modest growth in the loan portfolio as well as in retail and commercial deposits. We expect operating results to remain strong due to continued revenue growth, and our expectation of stable credit conditions should lead to a moderate provision for loan losses.

Impact of Financial Regulation Legislation

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). The Financial Reform Act significantly alters financial regulation in the United States by creating new regulators, regulating new markets, bringing new firms into the regulatory arena, and providing new rulemaking and enforcement powers to regulators. The Financial Reform Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Many of the provisions in the Act are applicable to very large institutions (greater than $10 billion in assets). A summary of the Financial Reform Act’s provisions that may potentially impact or have impact on the Company is presented in the section entitled Legislative and Fiscal Matters below.

Financial Condition (three months ended June 30, 2010)

At June 30, 2010, total assets were $1,624.0 million, up $10.9 million or 0.7% from $1,613.1 million at March 31, 2010.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $113.5 million, falling $21.2 million having been used to fund loan growth.

The securities portfolio fell $4.5 million or 1.6% from March 2010. Much like we saw  in the first quarter of 2010,  the second quarter of 2010 saw an increase in securities called, in addition to scheduled maturities (i.e., issuers repaid debt obligations before their stated maturities).   The continuing low interest rate environment has made it beneficial for issuers to call outstanding higher cost debt and replace with lower cost debt.  Conversely, with these investments called, we are finding fewer investments with attractive terms (rate, maturity, credit quality) in which to invest. Accordingly, we purchased fewer investments in the quarter,and the uninvested funds were held in Federal Funds Sold or used to fund loan growth.  During the third quarter of 2010 we expect more securities to be called, but we cannot accurately predict the volume.  We expect to reinvest some funds into new investments, but the portfolio’s total size could shrink further if attractive opportunities are not available.

The securities portfolio consists principally of New York State municipality obligations (82.2% of total at June 30, 2010) with the remainder mostly in US Treasury and government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and concluded there are none considered to be other than temporarily impaired as of June 30, 2010.

Gross loans increased $37.2 million to $1,188.0 from $1,150.8 million. The commercial portfolios increased $13.2 million due to higher originations, principally in commercial mortgages. The residential loan portfolios increased $10.2 million reflecting the continuing mortgage refinances and higher home purchases due to the existing home buyer’s tax credit which expired in this quarter. The consumer loan portfolios increased $4.7 million for the quarter principally due to higher originations of indirect automobile loans. In the coming quarter we expect all portfolios to grow with consumer originations similar to those experienced in this quarter and commercial originations somewhat less than those experienced in this quarter.  Also, we expect mortgage originations to decline with the end of the federal housing tax credit.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of credit quality.

Total deposits at June 30, 2010, were $1,432.0 million and were up $4.3 million from March 31, 2010.  Growth occurred in non-interest bearing and lower cost interest bearing accounts, principally driven by retail customers.  Similar to last quarter, we experienced a decline in time deposits principally driven by retail customers, who shifted maturing time deposit funds to lower cost interest bearing accounts. Next quarter we expect both retail and commercial customer account growth mostly in demand, savings and money market accounts.  We expect municipal deposits, which declined $25.0 million this quarter consistent with seasonal fluctuations, to remain steady or possibly decline further depending upon New York State’s fiscal position.

Total borrowings remained unchanged.  They will fall $8.1 million in the coming quarter due to scheduled maturities.  We do not expect to incur new long-term borrowings or need to access overnight borrowings for the remainder of the year, because the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended June 30, 2010)

Net interest income increased $2.2 million or 16.8% for the quarter over the same quarter in 2009, reflecting the positive impact of the balance sheet's year-over-year growth and a widening interest rate margin and spread. With general interest rates remaining low we have seen both asset yields and liability costs fall as maturing products are replaced at lower interest rates.  Given the general steepness of the yield curve, this downward pricing is impacting deposit costs more favorably than asset yields, thus widening our interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2009, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.0 million positive impact on net interest income, and the change in rates had a $1.2 million positive impact. Net interest margin was 4.33% for the second quarter of 2010, up from 3.97% during the same quarter in 2009.  As we discussed in our 2009 Annual Report, we expect net interest income to increase for the year due to our balance sheet growth, but we had expected little positive impact from rate changes given the interest rate environment and our anticipation of a higher rate environment towards the second half of the year. In actuality, the interest rate environment has fallen during the first half of the year, including this most recent quarter, resulting in declining interest costs. Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2010 and 2009 follows (dollars in thousands).

		2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets	$ 1,506,323	20,103	5.34%	1,423,423	19,427	5.46%
Non interest –earning assets	104,729			89,814
Total assets	$ 1,611,052			1,513,237

Total interest-bearing liabilities	1,296,062	3,792	1.17%	1,227,009	5,310	1.73%
Non-interest bearing liabilities	200,044			183,548
Equity	114,946			102,680
Total liabilities and equity	$ 1,611,052			1,513,237

Interest rate spread			4.17%			3.73%
Net interest margin		$16,311	4.33%		14,117	3.97%

The provision for loan losses was $0.5 million for the quarter, about half as much as the same quarter last year. The lower provision in the 2010 quarter was mostly driven by improvements in asset quality indicators (past-due and nonaccrual loans, impaired loans, current and historical net-charge-offs) compared to the same period last year, offset by loan portfolio growth.  A summary of the allowance for loan losses and net charge-offs for the year to date is presented in a following section.

Total other income for the quarter ended June 30, 2010 increased 3.3% to $6.5 million from $6.3 million in 2009.  Service charges on deposit accounts increased 30.3% reflecting customer usage of our Courtesy Limit product launched in the last quarter of 2009.  Account maintenance service charges (included in service charges) were up slightly year-on year reflecting growth in new accounts. Also included in the same line item, debit and ATM card revenues continued to increase with consumers shifting from cash and checks to electronic transactions.  As noted in previous reports, service charge revenues in the second half of the year may be substantially lower than the first half due to the impact of recent federal regulations limiting financial institutions’ sales of overdraft protection products. Our cross-functional team of employees has modified our product offering consistent with these new regulations, and they are communicating to affected customers.  Additionally, the Financial Reform Act, discussed above, may negatively impact our debit card income depending upon final industry analyses and regulations by the Federal Reserve.

Trust and investment services income increased $0.3 million or 11.6% for the quarter compared to last year. Total assets under administration (see table below) have grown markedly year on year due to both organic growth in underlying accounts and higher market value of assets within the accounts resulting from improved equity and bond markets.  However, the stock market’s poor performance in the second quarter of 2010 more than offset the market value gains realized from the strong performance in the first quarter of 2010. We anticipate organic and market value growth to continue into the coming quarters, but year-over-year growth rates should be less than 10%.

Assets Under Administration as of (in thousands)

	June 30,	March 31,	December 31,	June 30,
	2010	2010	2009	2009

Cost basis of assets under administration	$ 1,591,411	1,599,944	1,591,943	1,561,425

Fair value of assets under administration	$ 1,607,528	1,706,409	1,651,777	1,470,444

With the rapid fall in mortgage interest rates during 2009 we saw the largest refinance boom in over five years.  By the end of 2009, rates had settled and slightly increased into 2010.  This increase in rates led to a lower volume of refinance loans in 2010 compared to 2009.  On the other hand, the federal government’s The Worker, Homeownership, and Business Assistance Act of 2009’s extension of the tax credit to April 2010 led to higher demand for purchase money mortgages.  Our total closings for the quarter fell nearly 40% compared to the same quarter in 2009 due to a lower volume of refinance loans, offset partially by a higher volume of purchase money mortgages.  Corresponding with this decline in volume, the net gain on loans sold fell nearly 60% when compared to 2009.  We expect closings in the coming quarter to be less than this quarter’s due to the expiration of the tax credit.  However, as the second quarter of 2010 drew to a close, mortgage rates were declining to historically low levels And it is possible there will be another wave of heavy refinance activity.

CNB Mortgage Closed Loans by Type For the three-month periods ended June 30, (dollars in thousands)

	2010	2009
Purchase money mortgages	$53,977	29,543
Refinance mortgages	13,839	81,136
Total mortgage originations	$67,816	110,679

Percentage of loans retained in portfolio	10.3%	12.3%

Operating expenses fell 1.0% or $0.1 million for the quarter ended June 30, 2010, compared to the same three-month period in 2009. Included in 2009’s quarter was approximately, $1.5 million due to two non-standard expense accruals – a one-time FDIC premium charge of $0.7 million and retirement expense accrual of $0.8 million. Excluding these items, operating expenses would have shown a 10.9% increase, reflective of our franchise growth.

Excluding 2009’s retirement expense accrual, salaries and benefits increased about 5.0% reflecting a higher headcount, incumbent salary increases, and higher benefit costs. Occupancy costs have increased with the addition of new offices including our newest banking office at Alexander Park in the City of Rochester, New York, and repair costs for existing offices.  Marketing and public relations expenses have increased due to promotional activities in Sarasota, Florida, and a higher level of charitable contributions to not-for-profit agencies in our communities.  Professional and other services increased $0.4 million for the quarter directly related to the final payment to  consultants for work on profitability enhancement for specific products. FDIC insurance premiums were lower year-on-year as discussed above. For the third quarter of 2010 we expect to see similar growth rates for all categories as in this quarter except FDIC insurance expense which should be comparatively higher due to generally higher assessments in 2010 and a higher amount of assessable deposits.

The quarterly effective tax rate was 26.2% in 2010 and 22.4% in 2009. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Condition and Results of Operations (six months ended June 30, 2010)

At June 30, 2010, total assets of the Company were up $58.0 million or 3.7% from December 31, 2009. Cash and equivalents (cash, balances and federal funds sold) increased as a result of securities’ maturities and net deposit growth exceeding net loan originations.  Securities fell $5.5 million as we chose to purchase fewer investments at current low long-term rates so as to better manage for an eventual increasing interest rate environment.  Loans grew $28.1 million or 2.4%.  Total deposits at June 30, 2010, were up 3.9% with growth mostly in consumer and commercial deposits.

Net interest income improved 14.5% for the six-month period in 2010 from the same period in 2009. The increase in net interest margin was caused by rates on interest-bearing liabilities falling faster than yields on interest-earning assets combined with growth in the average balance of these liabilities and assets.  Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2010 and 2009 follows:

		2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets	$ 1,494,821	39,599	5.30%	1,401,762	38,964	5.56%
Non interest –earning assets	105,215			87,408
Total assets	$ 1,600,036			1,489,170

Total interest-bearing liabilities	1,303,293	7,837	1.20%	1,206,428	10,993	1.82%
Non-interest bearing liabilities	183,590			181,345
Equity	113,153			101,397
Total liabilities and equity	$ 1,600,036			1,489,170

Interest rate spread			4.10%			3.74%
Net interest margin		$31,762	4.25%		27,971	3.99%

Other income for the six months ended June 30, 2010, increased 9.0% to $12.9 million from $11.8 million in 2009. The same factors impacting the three-month period impacted the six month period results.

Mortgage originations fell 68.5% for the six month period ended June 30, 2010 versus the same period in 2009 due to the end of the mortgage refinance boom last year, somewhat offset by increased originations of purchase money mortgages.  Along with the overall decrease in volume was the reduction in net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the six-month periods ended June 30,
(dollars in thousands).

	2010	2009
Purchase money mortgages	$77,512	48,093
Refinance mortgages	36,142	136,589
Total mortgage originations	$113,654	184,682

Percentage of loans retained in portfolio	25.6%	12.0%

Operating expenses increased 3.7% or $1.0 million for the six months ended June 30, 2010, over the same period in 2009.  Excluding the one-time items in the second quarter of 2009 totaling $1.5 million, operating expenses increased 9.9% reflecting our franchise growth.

The Company's effective tax rate for the year to date in 2010 increased to 26.2% from 24.0% in 2009. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2009 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.

For the six months ended June 30, 2010, cash flows from all activities provided $35.2 million in net cash and cash equivalents versus $77.9 million for the same period in 2009.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $3.2 million in 2010 versus $2.8 million in 2009.  Both the largest source and use of operating cash in 2010 and 2009 were loans held for sale with activity in 2010 less than half that of 2009. Excluding the effect of loans held for sale, operating activities provided $13.3 million cash for the six-month period in 2010 and $10.8 million in 2009.

For the first half of 2010, investing activities used $19.0 million in cash and equivalents and used $27.3 million in 2009. Major investing activities in both periods occurred in the loan portfolio.

Cash provided by financing activities was $51.0 million in 2010 versus $102.4 million in 2009. The main contributor in both years was deposit activity with 2010’s a little more than half of 2009’s.

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

	June 30, 2010	December 31, 2009

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$106,434	104,423
Commercial real estate and construction	$20,185	23,069
Residential real estate at fixed rates	$15,573	5,824
Home equity lines of credit	$134,015	113,982
Unsecured personal lines of credit	$15,988	15,937
Standby and commercial letters of credit	$10,749	8,298
Commitments to sell real estate loans	$16,715	6,657

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2010, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2009, and management anticipates no change in this classification for the foreseeable future

Credit-Related Information Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the six-month periods ended June 30, 2010, and 2009 follow (dollars in thousands):

	June 30,
	2010	2009
Balance at beginning of period	$14,232	11,992
Provision for loan losses	2,950	2,555
Loans charged off	(2,930)	(1,137)
Recoveries on loans previously charged off	659	298
Balance at end of period	$14,911	13,708

Allowance as a percentage of total period end loans	1.26%	1.23%

Allowance as a percentage of non-performing loans	67.6%	78.1%

Net charge-offs to average loans (annualized)	0.39%	0.15%

The provision for loan losses for the six-month period ended June 30, 2010 was higher than the same period in 2009 as discussed in the Results of Operations.  The balance in the allowance and the provision for loan losses have increased with growth in the total loan portfolio and negative changes in asset quality compared to 2009. As discussed more fully in the Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2010, is adequate at $14.9 million. However, should this year’s trend of generally higher non-performing and non-accrual loans continue, or should we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need a higher allowance for loan losses as a percentage of total loans.  This would necessitate an increase to the provision for loan losses.

Net charge-offs to average loans increased in the first half of 2010 to 39 basis points compared to 15 basis points in 2009. This is a historically high net charge-off rate for us and was driven by a large charge-off of one impaired commercial loan with an impaired reserve and a number of smaller consumer loans in the first quarter of 2010.  Net charge-offs in the second quarter of 2010 were $0.1 million compared to $2.2 million in the first quarter of 2010.  In the coming quarter, we do not expect a continuation of either the very low net charge-off rate of the second quarter nor the very high rate of the first quarter.  We anticipate a return to annualized net charge-offs in the 25-35 basis points range.

Non-Performing Assets and Impaired Loans

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	June 30,	March 31,	December 31,	June 30,
	2010	2010	2009	2009
Loans past due 90 days or more and accruing:
Commercial and industrial	$196	202	422	151
Real estate-commercial	191	369	-	342
Real estate-residential	24	407	290	624
Consumer and other	472	107	375	139
Total past due 90 days or more and accruing	883	1,085	1,087	1,256

Loans in non-accrual status:
Commercial and industrial	9,245	8,850	10,282	12,099
Real estate-commercial	10,651	12,497	5,656	2,999
Real estate-residential	2,146	2,705	2,609	1,197
Consumer and other	-	-	-	-
Total non-accrual loans	22,042	24,052	18,547	16,295
Total non-performing loans	22,925	25,137	19,634	17,551

Other real estate owned
Commercial	529	547	603	639
Residential	3,279	2,069	2,166	2,729
Total other real estate owned	3,808	2,616	2,769	3,368

Total non-performing assets	$26,733	27,753	22,403	20,919

Restructured commercial real-estate
debt (included non-accrual loans)	$4,805	None	None	None

Non-performing loans to total period-end loans	1.94%	2.19%	1.70%	1.58%
Non-performing assets to total period-end
loans and other real estate	2.25%	2.42%	1.94%	1.88%

Total non-performing loans decreased $2.2 million to $22.9 million at June 30, 2010 from $25.1 million at March 31, 2010 having previously increased $5.5 million from $19.6 million at December 31, 2009.  The general increase in non-performing loans during the year has come mainly in real estate secured commercial loans and was principally due to a large commercial relationship discussed in the Annual Report.  The loans underlying these relationships are considered impaired, but are sufficiently collateralized such that no impairment reserve is necessary.

Though a comparatively modest amount, other real-estate owned has also increased during the year.Given the current economic climate and fragile recovery, and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

The percentage of non-performing loans to total loans has risen substantially over the last twelve months, but showed some decline in this most recent quarter.  While this increase is large, it is consistent with the peak percentage reached by the Company in the last recession earlier in the decade of 1.93%.

In the process of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans and attempt to work out alternative payment schedules with the borrower in order to avoid foreclosure of collateral. Any loans that are modified are evaluated to determine if they are "troubled debt restructurings (TDR)" and if so, are evaluated for impairment.  A TDR is defined as a loan restructure where for legal or economic reasons related to a borrower’s financial difficulties, the creditor grants one or more concessions to the borrower that it would not otherwise consider. Terms of loan agreements may be modified to fit the ability of the borrower to repay in respect of its current financial status and restructuring of loans may include the transfer of assets from the borrower to satisfy debt, a modification of loan terms, or a combination of the two. If a satisfactory restructure and payment arrangement cannot be reached, the loan may be referred to legal counsel for foreclosure. As of June 30, 2010 there was one lending relationship totaling $4.8 million that is considered a TDR.  This is set forth in the Non-Performing Assets table as “restructured commercial real estate debt”

Impaired Loans
Information on impaired loans for the six-month periods ended June 30, 2010, and 2009 and twelve months ended December 31, 2009, follows (dollars in thousands):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2010	2009	2009

Recorded investment at period end	$22,231	18,547	16,295
Impaired loans as percent of total loans	1.88%	1.61%	1.47%
Impaired loans with related allowance	$3,370	7,771	8,822
Related allowance	$1,267	2,799	3,436
Average investment during period	$21,610	14,306	11,999
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

As noted in the “Non-Performing Assets” section, we experienced a significant increase in non-performing loans during the period. This increase resulted from a small number of large commercial loans becoming past due on scheduled principal and interest payments. Impaired loans with a related reserve have declined since year end, and reserves for impaired loans declined to $1.3 million at June 30, 2010 versus $2.8 million at December 31, 2009 and $3.4 million at June 30, 2009. The balance of impaired loans with a related reserve declined due to a combination of (1) improved financial position of loans, and (2) charge-offs of loans.  These charge-offs also reduced the related allowance. We believe the trend of impaired loans, the level of impaired loans, and the related reserve are consistent with current economic conditions. Typically the longer an economic recession continues the more likely borrowers will experience financial difficulties due to constraints on their income and cash flow.  These constraints make it more difficult for them to timely pay their debt obligations, resulting in higher non-accrual and impaired loans for us.  We continue to see signs of improving regional economic conditions, but their positive impact will take time to be realized.  We can anticipate more loans, though we know of no material ones that will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period. Accordingly we do not expect the level of impaired loans to substantially decline during the September 30, 2010 quarter.

At June 30, 2010 we identified a total of 65 loans totaling $22.2 million that were considered impaired.  Of these, eight, with a balance outstanding of $3.4 million had specific reserves associated with them amounting to $1.3 million. These reserves are included in the total allowance for loan losses.  Accounting for the largest concentration of impaired loans is two relationships (6 loans) totaling $6.3 million associated with two commercial and industrial loans to companies in the food and beverage industry originated between 2005 and 2007 for which we have made specific reserves of $0.7 million.  During the first quarter of 2010, we charged-off $1.6 million of these loans, on which we had impairment reserves. These companies market their products throughout the United States.  Their businesses have been negatively impacted by the recession, and their operating cash flow has been insufficient to support principal and interest payments on our loans.  One relationship (two loans) with no impairment reserves (due to adequate collateralization) totaling $4.9 million is in the recreation business. This is a local company that has been negatively impacted by the recession, experiencing a decline in user revenues.

Our local economy continues to reflect some of the same trends we are seeing in the national and state economies, but our statistics are better than both. As reported by the Bureau of Labor Statistics the Rochester region unemployment was about 7.5% in June 2010, down from 8.2% at March 2010, and compared to 8.0% at the end of last year.  Since June 2009, the economy has lost roughly 1.3% of non-farm jobs.  Overall, employment has retreated from about 541,000 in June 2009 to about 534,000 this year. Business conditions are also comparatively slow in the region, again, reflecting the recession.  However, recent reports from the Federal Reserve Bank of New York indicate manufacturing conditions are improving and the six month forward outlook is positive. These unemployment and other economic trends have impacted our allowance calculation by increasing the dollar amount of reserve we’ve allocated for economic condition factors.

Legislative and Fiscal Matters

The Financial Reform Act created the Financial Stability Oversight Council with its primary obligation to identify, monitor, and assist in the management of systemic risk that may pose a threat to the country’s financial system.  Included in its responsibilities is a requirement to review and at its option submit comments, as appropriate to any standard-setting body (such as FASB) with respect to existing or proposed accounting principles, standards or procedures.  Though this responsibility may not directly impact the Company, the Council’s review and commentary on accounting matters may result in more consideration by standard-setters of the volatility created by some of its current and proposed standards.  We hope the Council’s activities will bring restraint to standard setters and temper current proposals such as mark-to-market accounting for all financial instruments.

The Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000. Furthermore the insurance premium assessment base is revised from all domestic deposits to the average of total assets less tangible equity.  The minimum reserve ratio of the deposit insurance fund is increased from 1.15% to 1.35% with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. We believe the change in the assessment base calculation may result in a reduced premium charge for the company from its current charge, but may not result in a lower expense amount since the Company continues to grow its asset base and the FDIC is required to grow its reserves which have been depleted during this recession.

The Act creates The Consumer Financial Protection Bureau (CFPB). It will have an independent budget and be housed in the Federal Reserve Board, but not subject to its jurisdiction.  The CFPB has rulemaking authority to promulgate regulations regarding consumer financial products and services offered by all banks and thrifts, their affiliates and many non-bank financial services firms.  We cannot determine what the impact the CFPB’s rules and regulations might have on the Company, its product offerings, its customers’ ability to purchase products to meet their specific needs, or the Company’s general business practices, but they are likely to be significant given the CFPB’s broad powers.

The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company.  However, the Company contracts with large debit card processors with which we have relatively weak bargaining power.  It is possible these processors, as a result of the Act will earn lower revenues, leaving less revenue per transaction for the Company.  The Federal Reserve Board has until July 2011 to complete its regulations, so the timing and extent of impact to the Company is unknown.

The Act has changed the prudential regulation of our Company whereby both the Bank and its holding company will be regulated by the Office of the Comptroller of the Currency (OCC), because the Company has less than $50 billion in assets.  Formerly the Bank was regulated by the OCC and the holding company was regulated by the Federal Reserve Board.

The Act significantly changes the regulatory structure of the mortgage lending business, but, in effect, has codified the prudent and customer-focused activities the Company has always pursued.  For example, the Act provides that a creditor must make a reasonable and good faith determination of a consumer’s ability to repay before making a residential mortgage loan. The determination must be based on verified and documented information and must take into account all applicable taxes, insurance and assessments.

On the other hand, the Act does add substantial burdens to the Company by, subject to certain exemptions, requiring the establishment of an escrow account in connection with a closed-end consumer credit transaction secured by a first lien on a consumer’s principal dwelling for the payment of taxes and hazard insurance and, if applicable, flood insurance, mortgage insurance, ground rents and any other required periodic payments or premiums with respect to the property or the loan terms. The Company has not historically escrowed such payments. We provided financial advice and a savings product for customers to self-escrow, believing customers were best stewards and managers of their cash flow sources and uses, and government was ill-suited to dictate how much and when consumers should save to meet their financial obligations.

The Act also modifies the calculation for a loan to be subject to “high-cost-loan” status under the Home Ownership and Equity Protection Act (HOEPA) by requiring the Annual Percentage Rate (APR) to be compared to the average prime offer rate for a comparable transaction and not the rate on U.S. Treasury securities having a comparable maturity. The points and fees trigger is lowered, and a prepayment fee trigger is added.  We are analyzing how this modification will impact the pricing of our portfolio first and second mortgages.

Recent Accounting Standards to be implemented in Future Periods

ASU No. 2010-11, Derivatives and Hedging (Topic 815).This ASU clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. The ASU provides guidance about whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. This ASU is effective for the Company on July 1, 2010. Considering the Company’s financial instruments, the implementation of this standard had no impact on the Company’s financial condition or results of operations.

ASU No. 2010-18, Effect of a Loan Modification When The Loan Is Part of a Pool That Is Accounted for as a Single Asset, a consensus of the FASB Emerging Issues Task Force (Issue No. 09-I) (Topic 310). This ASU amends FASB ASC Subtopic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, so that modifications of loans that are accounted for within a pool under that Subtopic do not result in the removal of the loans from the pool even if the modifications of the loans would otherwise be considered a troubled debt restructuring. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the new guidance. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments in this ASU are effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early adoption was permitted. The Company adopted this amendment in July 2010.  However, since it has no relevant circumstances, the implementation of this standard had no impact on the Company’s financial condition or results of operations.

ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses, which amends FASB ASC 310 Receivables.  In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this standard, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. These new disclosure requirements are effective for the Company in its  December 31, 2010 financial statements. We do not believe the adoption of the standard will not have a significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2009 Annual Report, we predicted market interest rates for 2010 would remain fairly steady for most of the year at current historic lows with an increase in the second half of the year.  Given recent economic, fiscal, and monetary reports, including a review of the Federal Open Market Committee’s minutes, we now believe there will be little change in interest rates for the remainder of the year.

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

30, 2010 and December 31, 2009.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2010	2009
+200	(1)%	(1)
+100	(4)	(3)%
No change	-	-
-100	-	(1)
-200	(1)	(3)

Our model suggests our interest rate risk has increased slightly from year end for an upward change in rates, and improved slightly for a downward change in rates. Our exposure to increasing rates has increased, because, if interest rates move upward our liability costs (deposits and borrowings) will rise faster than our asset yields. Our decreased exposure in a downward rate scenario is due mostly to loans which have reached floor interest rates.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2010, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

In October 2009, the Bank was served with a Summons and Complaint filed in United States District Court for the Western District of New York in an action seeking class action status alleging that the Bank violated the Electronic Funds Transfer Act, 15 U.S.C. §1693 et seq. and its implementing regulations 12 C.F.R §205 et seq. by failing to post a notice on or at two of its automatic teller machines advising consumers who transact an electronic funds transfer of the fact that a fee may be imposed for the transaction and the amount of the fee.  The plaintiff is seeking statutory damages on behalf of the class and attorney’s fees.  Damages are capped by statute at $500,000, exclusive of costs and fees.  On May 7, 2010, the Bank reached a settlement agreement with plaintiff’s counsel resolving all claims against the Bank.  Approval of the settlement by the District Court is pending.  All or a portion of the settlement may be covered by insurance.

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

Purchases and Sales of Equity Securities for the year to date through June 30, 2010

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

March 2010	110	$ 341.46	Compensation
April 2010	35	$ 341.46	Compensation
June 2010	544	$ 341.46	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information - Common Stock Trade

Unresolved Staff Comments

On February 1, 2010, the Company responded to a series of staff comments issued by the Commission in December 2009.  Management believes its response has resolved all accounting-related staff comments.  On July 2, 2010 the staff issued a response regarding our confidential filing of certain exhibits related to our acquisition of Genesee Valley Trust Company.  We have responded within this document by filing additional exhibits.

Common Stock Trades

While the Company's stock is not listed on a national securities exchange and not actively traded, it trades periodically in sealed-bid public auctions administered by the Bank’s Trust Department for selling shareholders at their request. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table sets forth a summary of information about the Company's common stock during each period for transactions that were administered by the Bank’s Trust Department:

Date of Transaction	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 18, 2010	760	$ 341.46	$ 367.00	$ 335.00
June 17, 2010	800	$ 353.77	$ 370.00	$ 350.10

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

Period	Number of Shares Transacted	Quarterly Average Sales Price	Quarterly High Sales Price	Quarterly Low Sales Price

1st Quarter, 2010	452	$ 309.68	$ 330.00	$ 280.00
2nd Quarter, 2010	187	$ 312.05	$ 320.00	$ 301.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed Herewith*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed Herewith*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed Herewith*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(24)	Form of Power of Attorney for filing Forms 3, 4, 5 and 13 under 1934 Act	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 9, 2010	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

August 9, 2010	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer