Form 10-Q
period 2010-09-30
CANANDAIGUA NATIONAL CORP
filed 2010-11-09
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

The registrant had 473,034 shares of common stock, par value $20.00, outstanding at October 17, 2010.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2010

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2010 and December 31, 2009 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$30,489	33,453
Interest-bearing deposits with other financial institutions	5,451	4,376
Federal funds sold	90,568	40,395
Securities:
- Available for sale, at fair value	115,044	118,925
- Held-to-maturity (fair value of $161,385 in 2010 and $165,913 in 2009)	154,394	159,183
Loans:
Commercial and industrial	212,843	214,841
Commercial mortgage	443,808	429,955
Residential mortgage - first lien	235,535	218,731
Residential mortgage - junior lien	94,658	83,236
Consumer-automobile indirect	184,330	171,902
Consumer and other	28,105	28,919
Loans held for sale	13,532	6,657
Total gross loans	1,212,811	1,154,241
Plus: Net deferred loan costs	6,142	5,698
Less: Allowance for loan losses	(15,723)	(14,232)
Loans - net	1,203,230	1,145,707
Premises and equipment - net	13,523	12,041
Accrued interest receivable	7,474	6,692
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,453	2,689
Goodwill	8,818	8,818
Intangible assets	5,973	6,719
Prepaid FDIC Assessment	5,670	7,659
Other assets	21,472	19,343
Total Assets	$1,664,559	1,566,000

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$190,966	182,124
Interest-bearing	151,547	131,987
Savings and money market	656,451	573,983
Time	478,656	489,603
Total deposits	1,477,620	1,377,697
Borrowings	502	9,841
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	14,656	15,180
Total Liabilities	1,544,325	1,454,265

Stockholders' Equity:
Common stock, $20 par value; 2,000,000 shares authorized;
486,624 shares issued in 2010 and 2009	9,732	9,732
Additional paid-in capital	8,823	8,591
Retained earnings	105,702	97,795
Treasury stock, at cost (13,590 shares at September 30, 2010
and 15,788 at December 31, 2009)	(4,403)	(5,143)
Accumulated other comprehensive income, net	380	760
Total Stockholders' Equity	120,234	111,735
Total Liabilities and Stockholders' Equity	$1,664,559	1,566,000

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2010 and 2009 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009
Interest income:
Loans, including fees	$17,250	16,562	$50,370	49,121
Securities	2,120	2,203	6,589	6,631
Federal funds sold and other	61	44	174	127
Total interest income	19,431	18,809	57,133	55,879
Interest expense:
Deposits	2,975	4,201	9,162	13,376
Borrowings	29	133	202	452
Junior subordinated debentures	773	756	2,250	2,255
Total interest expense	3,777	5,090	11,614	16,083
Net interest income	15,654	13,719	45,519	39,796
Provision for loan losses	1,700	880	4,650	3,435
Net interest income after provision for loan losses	13,954	12,839	40,869	36,361

Other income:
Service charges on deposit accounts	2,799	2,263	8,096	6,402
Trust and investment services income	2,659	2,698	8,063	7,324
Net gain on sale of mortgage loans	560	466	1,470	2,512
Mortgage servicing income, net	231	175	644	414
Loan-related fees	120	115	271	239
(Loss) on calls of securities and write-down, net	(66)	-	(170)	(162)
Other operating income	485	516	1,315	1,343
Total other income	6,788	6,233	19,689	18,072

Operating expenses:
Salaries and employee benefits	7,707	6,894	22,227	21,232
Occupancy, net	1,590	1,553	5,029	4,585
Marketing and public relations	638	526	1,788	1,468
Office supplies, printing and postage	447	339	1,166	1,082
Professional and other services	652	733	2,516	2,179
Technology and data processing	1,009	896	2,914	2,629
Intangible amortization	249	265	746	797
Other real estate operations	315	228	729	887
FDIC insurance	559	823	1,615	2,106
Other operating expenses	1,230	1,204	3,463	3,304
Total operating expenses	14,396	13,461	42,193	40,269

Income before income taxes	6,346	5,611	18,365	14,164
Income taxes	1,627	1,347	4,775	3,400
Net income	$4,719	4,264	$13,590	10,764

Basic earnings per share	$9.98	9.05	$28.81	22.83
Diluted earnings per share	$9.82	8.89	$28.35	22.45

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine-month periods ended September 30, 2010 and 2009 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2009	470,836	$9,732	8,591	97,795	(5,143)	760	111,735
Comprehensive income:
Change in fair value of
Interest rate swaps,
net of taxes of $(456)		-	-	-	-	(714)	(714)
Change in unrealized gain on
securities available for sale,
net of taxes of $106		-	-	-	-	248	248
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $44		-	-	-	-	86	86
Net income		-	-	13,590	-	-	13,590
Total comprehensive income							13,210
Shares issued as compensation	156	-	-	-	54	-	54
Purchase of treasury stock	(544)	-	-	-	(186)	-	(186)
Exercise of stock options,
including tax benefit of $232	2,586	-	232	(562)	872	-	542
Cash dividend - $10.85 per share		-	-	(5,121)	-	-	(5,121)
Balance at September 30, 2010	473,034	$9,732	8,823	105,702	(4,403)	380	120,234

Balance at December 31, 2008	471,859	$9,732	8,591	87,273	(4,819)	(339)	100,438
Comprehensive income:
Change in fair value of
Interest rate swap,
net of taxes of $93		-	-	-	-	145	145
Change in unrealized loss on
securities available for sale,
net of taxes of $813		-	-	-	-	1,275	1,275
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $17		-	-	-	-	25	25
Net income		-	-	10,764	-	-	10,764
Total comprehensive income							12,209
Recognition of stock option
expense
Purchase of treasury stock	(809)	-	-	-	(255)	-	(255)
Sale of treasury stock	106	-	-	(3)	36	-	33
Cash dividend - $9.90 per share		-	-	(4,669)	-	-	(4,669)
Balance at September 30, 2009	471,156	$9,732	8,591	93,365	(5,038)	1,106	107,756

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine-month periods ended September 30, 2010 and 2009 (Unaudited) (dollars in thousands)

	2010	2009
Cash flow from operating activities:
Net income	$13,590	10,764
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	3,916	3.670
Provision for loan losses	4,650	3,435
Gain on sale of premises and equipment and other real estate, net	(48)	(20)
Writedown of other real estate	45	-
Deferred income tax benefit	(906)	(736)
Income from equity-method investments, net	(38)	(22)
Loss on calls of securities and write-down, net	170	162
Gain on sale of mortgage loans, net	(1,470)	(2,512)
Originations of loans held for sale	(139,475)	(221,113)
Proceeds from sale of loans held for sale	134,070	220,365
Decrease (increase) in other assets	980	(2,996)
(Decrease) increase in all other liabilities	(1,694)	3,056
Net cash provided by operating activities	13,790	14,053

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	51,885	14,850
Purchases	(47,813)	(36,649)
Securities held to maturity:
Proceeds from maturities and calls	23,746	31,472
Purchases	(19,802)	(30,796)
Loan originations and principal collections, net	(57,221)	(69,366)
Purchase of premises and equipment	(3,026)	(1,800)
Calls of FHLB stock, net of purchases of FHLB stock and FRB stock	236	322
Investment in equity-method investments	(759)	(28)
Proceeds from sale of other real estate	1,392	586
Net cash used in investing activities	(51,362)	(91,409)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	110,870	114,301
Net (decrease) increase in time deposits	(10,947)	62,784
Overnight borrowings, net	-	(4,400)
Principal repayments on borrowings	(9,356)	(11,580)
Proceeds from sale of treasury stock	54	33
Payments to acquire treasury stock	(186)	(255)
Proceeds from issuance of treasury stock under stock option plan	310	-
Tax benefit from stock option exercise	232	-
Dividends paid	(5,121)	(4,669)
Net cash provided by financing activities	85,856	156,214

Net increase in cash and cash equivalents	48,284	78,858
Cash and cash equivalents - beginning of period	78,224	32,670
Cash and cash equivalents - end of period	$126,508	111,528

Supplemental disclosure of cash flow information:
Interest paid	$11,646	16,378
Income taxes paid	5,668	3,324

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$1,923	2,864

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2009 Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10Q with the Securities and Exchange Commission.

Effective August 31, 2010, CNB Mortgage Company became a wholly-owned subsidiary of The Canandaigua National Bank and Trust Company. It was formerly a wholly-owned subsidiary of Canandaigua National Corporation. The reason for the change was to bring CNB Mortgage Company under the federal banking regulatory structure from New York State’s banking regulatory structure, which has become increasingly rigid and costly. There was no change in the consolidated financial results, in segment reporting, or in management of the companies.

(2) Dividend

On July 14, 2010, the Board of Directors declared a semi-annual $5.70 per share dividend on common stock to shareholders of record on July 24, 2010. The dividend was paid on August 2, 2010.  Total dividends declared and paid in 2010 were $10.85 per share compared to $9.90 per share in 2009.

(3) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2010 and 2009 follow (dollars in thousands, except share data):

	Three months		Nine months
	Ended September 30,		Ended September 30
	2010	2009	2010	2009
Basic Earnings Per Share:
Net income applicable to common shareholders	$4,719	4,264	13,590	10,764
Weighted average common shares outstanding	473,029	471,248	471,716	471,454
Basic earnings per share	$9.98	9.05	28.81	22.83

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,719	4,264	13,590	10,764
Weighted average common shares outstanding	473,029	471,248	471,716	471,454
Effect of assumed exercise of stock options	7,724	8,187	7,679	7,947
Total	480,753	479,435	479,395	479,401
Diluted earnings per share	$9.82	8.89	28.35	22.45

(4) Segment Information

The Company is organized into three reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and nine-month periods ended September 30, 2010 and 2009 follows (dollars in thousands).

Three months ended September 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,659	3	(2)	(6)	15,654
Non-interest income	5,887	1,077	910	(1,086)	6,788

Total revenues	21,546	1,080	908	(1,092)	22,442

Provision for loan losses	1,700	-	-	-	1,700
Intangible amortization	55	-	194	-	249
Other operating expenses	13,011	593	766	(223)	14,147

Total expenses	14,766	593	960	(223)	16,096

Income (loss) before tax	6,780	487	(52)	(869)	6,346
Income tax	1,627	206	42	(248)	1,627

Net income (loss)	$5,153	281	(94)	(621)	4,719

Total identifiable assets	$1,650,207	12,253	16,987	(14,888)	1,664,559

Three months ended September 30,	2009

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$13,719	3	(19)	16	13,719
Non-interest income	4,869	1,105	920	(661)	6,233

Total revenues	18,588	1,108	901	(645)	19,952

Provision for loan losses	880	-	-	-	880
Intangible amortization	56	-	209	-	265
Other operating expenses	11,891	494	793	18	13,196

Total expenses	12,827	494	1,002	18	14,341

Income (loss) before tax	5,761	614	(101)	(663)	5,611
Income tax	1,347	235	(93)	(142)	1,347

Net income (loss)	$4,414	379	(8)	(521)	4,264

Total identifiable assets	$1,575,051	7,204	19,651	(11,551)	1,590,355

(4)   Segment Information (continued)

Nine months ended September 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$45,534	9	(6)	(18)	45,519
Non-interest income	16,608	2,861	2,883	(2,663)	19,689

Total revenues	62,142	2,870	2,877	(2,681)	65,208

Provision for loan losses	4,650	-	-	-	4,650
Intangible amortization	163	-	583	-	746
Other operating expenses	37,880	1,520	2,495	(448)	41,447

Total expenses	42,693	1,520	3,078	(448)	46,843

Income (loss) before tax	19,449	1,350	(201)	(2,233)	18,365
Income tax	4,775	545	37	(582)	4,775

Net income (loss)	$14,674	805	(238)	(1,651)	13,590

Nine months ended September 30,	2009

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$39,796	9	(50)	41	39,796
Non-interest income	14,257	4,342	2,668	(3,195)	18,072

Total revenues	54,053	4,351	2,618	(3,154)	57,868

Provision for loan losses	3,435	-	-	-	3,435
Intangible amortization	171	-	626	-	797
Other operating expenses	34,671	1,267	3,447	87	39,472

Total expenses	38,277	1,267	4,073	87	43,704

Income (loss) before tax	15,776	3,084	(1,455)	(3,241)	14,164
Income tax	3,400	1,208	(494)	(714)	3,400

Net income (loss)	$12,376	1,876	(961)	(2,527)	10,764

The operating results of GVT for the nine-month period ended September 30, 2009 were negatively affected by a decline in revenues caused by the fall in fair value of assets under administration and a retirement expense accrual upon the former president’s early retirement.

The operating results of CNB Mortgage for the three and nine-month periods ended September 30, 2010 declined due to reduced volume of loan originations particularly refinance activity, which slowed significantly by year-end 2009.

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

The Company services all loans for FHLMC on a non-recourse basis; therefore, its credit risk is limited to temporary advances of funds to FHLMC, while FHLMC retains all credit risk associated with the loans.  Commercial loans are serviced on a non- recourse basis, whereby the Company is subject to credit losses only to the extent of the proportionate share of the loan’s principal balance owned.

The Company’s contract to sell loans to FHLMC and to the Federal Housing Administration (FHA) via third-parties contain certain representations and warranties that if not met by the Company would require the repurchase of such loans.  The Company has not historically been subject to a material volume of repurchases nor has it currently been.

Gross servicing fees earned by the Company for the three-month periods ended September 30, 2010 and 2009, respectively, amounted to $346,000 and $294,000, and for the nine-month periods ended September 30, 2010 and 2009 amounted to $1,014,000 and $783,000, respectively.  These fees are included in net mortgage servicing income on the statements of income.

(5)   Loan Servicing Assets (continued)

The following table presents the changes in loan servicing assets for the nine-month periods ended September 30, 2010 and 2009, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2010		2009
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$1,797	$ 2,893	$855	$ 1,597
Originations	597		1,206
Amortization	(370)		(368)
Balance at September 30,	$2,024	$ 3,114	$1,693	$ 2,288

(6) Interest Rate Swap Agreement

The Company is exposed to interest rate risk as a result of both the timing of changes in interest rates of assets and liabilities, and the magnitude of those changes.  In order to reduce this risk for the Company’s $30 million floating-rate junior subordinated debenture, the Company entered into an interest rate swap agreement in 2007, which expires on June 15, 2011.  This interest rate swap agreement modifies the repricing characteristics of the debentures from a floating-rate debt (LIBOR +1.40%) to a fixed-rate debt (5.54%). For this swap agreement, amounts receivable or payable are recognized as accrued under the terms of the agreement, and the net differential is recorded as an adjustment to interest expense of the related debentures. The interest rate swap agreement is designated as a cash flow hedge. Therefore, the effective portion of the swap’s unrealized gain or loss was recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, is immediately reported in other operating income.  The swap agreement is carried at fair value in Other Liabilities on the Condensed Consolidated Statement of Condition.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009

	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$126,508	126,508	78,224	78,224
Securities, available-for-sale and held-to-maturity	$271,891	278,882	280,797	287,527
Loans-net	$1,203,230	1,241,771	1,145,707	1,207,093
Loan servicing assets	$2,024	3,114	1,797	2,893

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$998,964	998,964	888,094	888,094
Time deposits	$478,656	484,888	489,603	482,384
Borrowings	$502	504	9,841	9,993
Junior subordinated debentures	$51,547	53,036	51,547	53,527

Other financial instruments:
Interest rate swap agreements	$(2,607)	(2,607)	(1,437)	(1,437)
Letters of credit	$(148)	(148)	(120)	(120)

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at September 30, 2010 and 2009, and the sensitivity of such values to changes in those assumptions are summarized in the 2009 Annual Report and are substantially unchanged.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at September 30, 2010, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$ 502	-	-	502
U.S. government sponsored
enterprise obligations	-	40,307	-	40,307
State and municipal obligation	-	71,884	-	71,884
All other	-	1,394	957	2,351
Total assets	$ 502	113,585	957	115,044

Liabilities
Interest rate swap agreement	$ -	-	2,607	2,607
Letters of credit	-	-	148	148
Total liabilities	$ -	-	2,755	2,755

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	13,532	-	13,532
Collateral dependent impaired loans	-	-	3,994	3,994
Other assets
Other real estate owned	-	-	3,255	3,255
Loan servicing assets	-	-	2,024	2,024
Total assets	$ -	13,532	9,273	22,805

(8) Fair Values Measurements (continued)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month and nine-month periods ended September 30, 2010 (in thousands).

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Securities available for sale, beginning of period	$995	$972
Unrealized gain included in other comprehensive income	2	25
Impairment charge included in earnings	(40)	(40)
Securities available for sale, end of period	$957	$957

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis at September 30, 2009, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:	$ -	119,352	814	120,166
Total assets	$ -	119,352	814	120,166

Liabilities
Interest rate swap agreement	$ -	-	1,634	1,634
Letters of credit	-	-	149	149
Total liabilities	$ -	-	1,783	1,783

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	5,313	-	5,313
Collateral dependent impaired loans	-	-	8,995	8,995
Other assets
Other real estate owned	-	-	3,007	3,007
Loan servicing assets	-	-	1,693	1,693
Total assets	$ -	5,313	13,695	19,008

(9) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2010 are summarized as follows:

	September 30, 2010

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U. S. Treasury	$502	-	-	502
Government sponsored enterprise obligations	39,970	351	(14)	40,307
State and municipal obligations	68,940	2,962	(18)	71,884
Corporate obligations(1)	1,190	-	(233)	957
Equity securities	1,292	102	-	1,394

Total securities Available for Sale	$111,894	3,415	(265)	115,044

(1) Amortized cost includes cumulative $860,000 write-down for other-than-temporary impairment.

Securities Held to Maturity:
Government sponsored enterprise obligations	$9,005	65	(1)	9,069
State and municipal obligations	144,536	6,481	(51)	150,966
Corporate obligations	853	497	-	1,350

Total securities Held to Maturity	$154,394	7,043	(52)	161,385

The amortized cost and fair value of debt securities by years to maturity as of September 30, 2010, follow (in thousands). Maturities of amortizing securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
Years
Under 1	$15,381	15,583	27,358	27,716
1 to 5	56,730	59,227	109,554	115,182
5 to 10	34,339	34,855	16,591	17,096
10 and over	4,152	3,985	891	1,391

Total	$110,602	113,650	154,394	161,385

(1) Amortized cost includes a cumulative $860,000 write-down for other-than-temporary impairment.

The following table presents gross unrealized losses and fair value of available-for-sale investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

September 30, 2010	Less than 12 months		Over 12 months			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
Government sponsored enterprise obligations	$8,009	14	-	-	8,009	14
State and municipal obligations	755	13	456	5	1,211	18
Corporate obligations	-	-	817	233	817	233

Total temporarily impaired securities	$8,764	27	1,273	238	10,037	265

Securities Held to Maturity
State and municipal obligations	$3,423	36	1,548	15	4,971	51

(9) Securities (continued)

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at September 30, 2010, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $1.0 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.7 million of the securities backed by two of the largest U.S. banks and $0.3 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  Until the second quarter of 2009, there had been no reduction in cash receipts (interest) on these securities; that is, they were current as to principal and interest.  However, the collateral underlying one CDO had diminished due to debt defaults and interest deferrals of some of the banks, and beginning in the September 2009 quarter, a portion of interest payments due had been deferred.  Management analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Management’s analysis indicated these cash flows would be insufficient, and accordingly, the Company recognized other-than-temporary-impairment (OTTI) and wrote down this CDO by $0.7 million during the quarter ended September 30, 2008. An additional OTTI write-down of $0.1 million was taken in the quarter ended September 30, 2009 and a follow write-down of $0.04 million was taken in the quarter ended September 30, 2010.  Because all of the impairment was deemed to be credit related, the entire write-down had been charged to income with none charged to other comprehensive income.  Management intends to sell this security, as such, if the financial condition of the underlying banks continues to deteriorate, further write-downs could occur before a sale. The maximum potential write-down would be its current carrying value of less than $0.2 million.

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

We implemented the following Accounting Standards Updates (ASU) during the quarter ended September 30, 2010 with no impact to our financial condition or results of operations.

ASU No. 2010-11, Derivatives and Hedging (Topic 815). This ASU clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. The ASU provides guidance about whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting.

(10) Accounting Pronouncements Implemented in the Current Year (continued)

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

Significant Corporate Developments

On October 13, 2010 the Board of Directors elected Frank H. Hamlin, III to become the next president and Chief Executive Officer (CEO) of Canandaigua National Corporation. Frank Hamlin will assume these responsibilities in two phases:

FIRST Phase: Effective January 1, 2011 the roles of George W. Hamlin, IV and Daniel P. Fuller, Chairman of the Board will shift.  George Hamlin will vacate the role of President and retain the role of CEO for the transition period. George Hamlin will assume the role of Chairman of the Board and retain the existing role of CEO.  Frank Hamlin will serve as President for the transition.  Daniel Fuller will assume the role of the newly created position of Vice-Chairman of Board.

SECOND Phase: Effective some time after January, 1, 2012, but on or before March 31, 2013, Frank Hamlin will become President & CEO.  Subject to their re-election by shareholders, George Hamlin and Daniel Fuller will remain as Chairman and Vice-Chairman of both companies.

On October 4, 2010, the Bank opened its 24th banking office in Webster, NY at Jackson and Ridge Roads. This full-service office, owned by us, was built on leased land.

Effective August 31, 2010, CNB Mortgage Company became a wholly-owned subsidiary of The Canandaigua National Bank and Trust Company. It was formerly a wholly-owned subsidiary of Canandaigua National Corporation. The reason for the change was to bring CNB Mortgage Company under the federal banking regulatory structure from New York State’s banking regulatory structure, which has become increasingly rigid and costly. There was no change in the consolidated financial results, in segment reporting, or in management of the companies.

Financial Overview

Diluted earnings per common share for the third quarter of 2010 rose 10.4% to $9.82 from $8.89 in the same quarter of 2009. Net income in these periods was $4.7 million and $4.3 million, respectively.

The recent quarter’s earnings, as compared with the third quarter of 2009, reflected a continued rise in net interest income, resulting from a substantial widening of the net interest margin and offset by a near doubling of the provision for credit losses due to deteriorating credit quality. Also contributing to the improved performance as compared with the year-earlier quarter were continued strength in non-interest income revenue sources and lower relative growth in operating expenses.

The current quarter’s balance sheet growth occurred in the loan portfolio, funded by strong deposit growth.   The investment portfolio declined modestly, and Federal Funds Sold increased.  Off-balance sheet, both the book value and market value of Assets under Administration increased, reflecting improved stock market performance and new customer accounts and assets.

For the fourth quarter we expect modest growth in the loan portfolio as well as in retail and commercial deposits. We expect operating results to remain strong due to revenue growth.  We are watching credit conditions closely for signs of improvement, and anticipate a decrease in the provision for loan losses from this quarter if we experience no significant portfolio deterioration in the coming quarter.

Impact of Financial Regulation Legislation

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). The Financial Reform Act significantly alters financial regulation in the United States by creating new regulators, regulating new markets, bringing new firms into the regulatory arena, and providing new rulemaking and enforcement powers to regulators. The Financial Reform Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Many of the provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). A summary of the Financial Reform Act’s provisions that may potentially impact or have impact on the Company is presented in the section entitled Legislative and Fiscal Matters below.

Financial Condition (three months ended September 30, 2010)

At September 30, 2010, total assets were $1,664.6 million, up $40.6 million or 2.5% from $1,624.0 million at June 30, 2010.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $126.5 million, rising $13.1 million on strong deposit growth.

The securities portfolio fell $3.2 million or 1.6% from June 2010. Much like we have experienced all year, the third quarter of 2010 saw a continuation of security calls (i.e., issuers repaid debt obligations before their stated maturities).   The low interest rate environment has made it beneficial for issuers to call outstanding higher cost debt and replace with lower cost debt.  Conversely, with these investments called, we are finding fewer investments with attractive terms (rate, maturity, credit quality) in which to invest. Accordingly, we purchased fewer investments in the quarter than had matured and called.  During the fourth quarter of 2010 we expect more securities to be called, but we cannot accurately predict the volume.  We expect to reinvest some funds into new investments, but the portfolio’s total size could shrink further if attractive opportunities are not available.

The securities portfolio consists principally of New York State municipal obligations (81.4% of total at September 30, 2010) with the remainder mostly in US Treasury and government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and concluded at September 30, 2010, there are none considered to be other than temporarily impaired, which could require a write-down of carrying value in the income statement other than one security discussed below.

During this quarter, due to continued credit deterioration of the underlying collateral in one CDO, we wrote down its carrying value by less than $0.1 million.  This is in addition to the $0.82 million cumulative write-down we took on this CDO in prior years.  This CDO is backed by a pool of debt obligations of banks. Because of the continuing economic strains and bank failures, the fair value of this security had fallen further.  The collateral underlying this CDO had diminished due to debt defaults and interest deferrals of some of the banks.  As in each quarter, we analyzed the expected underlying cash flows and the ability of the collateral to produce sufficient cash flows to support future principal and interest payments.  Our analysis indicated these cash flows would be insufficient, and accordingly, we have written down this CDO.  Though we believe our fair value estimate is reasonable, it is possible future write-downs could be necessary in future periods. The carrying value of this CDO is less than $0.2 million at September 30, 2010.

Gross loans increased $30.9 million to $1,218.9 from $1,188.0 million. The commercial portfolios increased $6.5 million due to higher originations, principally in commercial and industrial loans. The residential loan portfolios increased $11.5 million reflecting our capturing of business in the mortgage refinance arena and higher draws on home equity lines of credit. The consumer loan portfolios increased $15.4 million for the quarter principally due to higher originations of indirect automobile loans. In the coming quarter we expect the commercial and residential portfolios to grow similarly to this quarter and consumer growth to slow due to seasonally lower indirect automobile originations.  Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at September 30, 2010, were $1,477.6 million and were up $45.6 million from June 30, 2010.  Growth occurred mostly in higher interest-bearing accounts among all customer types.  Unlike last quarter, we experienced an increase in time deposits principally driven by municipal customers investing school tax receipts for the short-term. Continuing the trend we’ve experienced in recent quarters we expect both retail and commercial customer account growth mostly in demand, savings and money market accounts with little growth in time deposits.  We expect municipal deposits, which increased $18.3 million this quarter consistent with seasonal fluctuations, to decline somewhat.

As expected, total borrowings fell $8.1 million during the quarter due to scheduled maturities.  We do not expect to incur new long-term borrowings or need to access overnight borrowings for the remainder of the year, because the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets and the deposit outflows of municipalities.

Results of Operations (three months ended September 30, 2010)

Net interest income increased $1.9 million or 14.1% for the quarter over the same quarter in 2009, reflecting the positive impact of the balance sheet's year-over-year growth and a widening of interest rate margin and spread. With general interest rates remaining low we have seen both asset yields and liability costs fall as maturing products are replaced at lower interest rates.  Given the general steepness of the yield curve, this downward pricing is impacting deposit costs more favorably than asset yields, thus widening our interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2009, the overall growth in interest-earning assets and interest-bearing liabilities had a $1.1 million positive impact on net interest income, and the change in rates had a $0.8 million positive impact. Net interest margin was 4.32% for the third quarter of 2010, up from 4.03% during the same quarter in 2009.  As we discussed in our 2009 Annual Report, we expect net interest income to increase for the year due to our balance sheet growth, but we had expected little positive impact from rate changes given the interest rate environment and our anticipation of a higher rate environment towards the second half of the year. In actuality, the interest rate environment has fallen during the year, resulting in declining interest costs.

Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2010 and 2009 follows (dollars in thousands).

		2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets	$1,534,319	20,359	5.31%	1,457,579	19,772	5.43%
Non interest –earning assets	103,623			92,515
Total assets	$1,637,942			1,550,094

Total interest-bearing liabilities	$1,313,287	3,777	1.15%	1,252,439	5,089	1.63%
Non-interest bearing liabilities	206,198			193,040
Equity	118,457			104,615
Total liabilities and equity	$1,637,942			1,550,094

Interest rate spread			4.16%			3.80%
Net interest margin		$16,582	4.32%		14,683	4.03%

The provision for loan losses was $1.7 million for the quarter, about double the same quarter last year. The higher provision in the 2010 quarter was mostly driven by weakened asset quality indicators (past-due and nonaccrual loans, impaired loans, current and historical net-charge-offs) compared to the same period last year, offset by loan portfolio growth.  A summary of the allowance for loan losses and net charge-offs for the year to date is presented in a following section.

Total other income for the quarter ended September 30, 2010 increased 8.9% to $6.8 million from $6.2 million in 2009.  Service charges on deposit accounts increased 23.7% reflecting customer usage of our Courtesy Limit product launched in the last quarter of 2009.  Account maintenance service charges (included in service charges) were up slightly year-on-year reflecting growth in new accounts. Also included in the same line item, debit and ATM card revenues continued to increase with consumers shifting from cash and checks to electronic transactions.  We discussed in prior period reports our concern that service charge revenues in the second half of 2010 may be substantially lower than the first half due to the impact of recent federal regulations limiting financial institutions’ sales of overdraft protection products. Our cross-functional team of employees successfully modified our product offerings consistent with these new regulations, and we have seen no measureable decline in revenues.  This confirms our belief that (1) we have developed a well-structured service offering, and (2) despite the belief of legislators and consumer advocates, customers want this service and will pay for it to protect their financial affairs. With respect to our other significant source of deposit account related revenues we remain concerned that the Financial Reform Act, discussed elsewhere, may negatively impact our debit card income beginning in the second half of 2011, depending upon regulations promulgated by the Federal Reserve.

Trust and investment services income was relatively unchanged at $2.7 million for the quarter compared to last year. Total assets under administration (see table below) have grown markedly year on year due to both organic growth in underlying accounts and higher market value of assets within the accounts resulting from improved equity and bond markets.  However, the stock market’s poor performance earlier in the third quarter 2010 and a shift to lower revenue services by customers more than offset the market value gains realized from the strong market performance later in the quarter. We anticipate organic and market value growth to continue into the coming quarters with year-over-year growth rates expected to be less than 10%.

Assets Under Administration as of (in thousands)

	September 30,	June 30,	December 31,	September 30,
	2010	2010	2009	2009

Cost basis of assets under administration	$ 1,617,685	1,591,411	1,591,943	1,537,263

Fair value of assets under administration	$ 1,729,316	1,607,528	1,651,777	1,583,716

With the rapid fall in mortgage interest rates during 2009 we saw the largest refinance boom in over five years.  By the end of 2009, rates had settled and slightly increased into 2010.  This increase in rates led to a lower volume of refinance loans in 2010 compared to 2009.  Additionally, the federal government’s The Worker, Homeownership, and Business Assistance Act of 2009’s extension of the tax credit to April 2010 led to higher demand for purchase money mortgages last quarter, thus pulling forward home purchases that might have occurred in the third quarter of 2010.  Consequently, our total closings for the quarter fell nearly 17% compared to the same quarter in 2009.  Corresponding with this decline in volume, the net gain on loans sold fell nearly 42% when compared to 2009.  Entering the end of the home selling season in our region, we expect closings in the coming quarter to be lower than this quarter’s.  However, since mortgage rates in the first month of the 2010 fourth quarter have been at historically low levels, it is possible there will be another wave of heavy refinance activity.

CNB Mortgage Closed Loans by Type For the three-month periods ended September 30, (dollars in thousands)

	2010	2009
Purchase money mortgages	$34,570	44,476
Refinance mortgages	29,083	31,921
Total mortgage originations	$63,653	76,397

Percentage of loans retained in portfolio	13.7%	23.4%

The heavy mortgage refinance activity in the past two years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The amount of loans serviced stood at $423.0 million at September 30, 2010 compared to $373.7 million at September 30, 2009.  Consistent with this increase in loans serviced we have seen an increase in mortgage servicing income.  We expect this increasing trend to continue as long as rates remain historically low and we service the sold originated loans for Freddie Mac.

Total operating expenses grew 6.9% or $1.0 million for the quarter ended September 30, 2010, compared to the same three-month period in 2009. All categories with the exception of FDIC insurance increased, and were consistent with the growth in our franchise-loans, deposits, assets under administration, etc.  The largest component increase was in salaries and employee benefits reflecting the addition of new staff, raises for incumbents, and higher bonus accruals due to our higher than budgeted earnings. We expect similar results for the fourth quarter of the year.  FDIC insurance expense was lower than last year when we were accruing for expected higher premiums.

Occupancy costs have increased with the addition of new offices including our newest banking offices in the City of Rochester, New York and the Town of Webster, New York.  Marketing and public relations expenses have increased due to an increase in television advertising, promotional activities in Sarasota, Florida, and a higher level of charitable contributions to not-for-profit agencies in our communities.  Office supplies expenses and technology and related services expenses have increased consistent with the aforementioned activities. Professional and other services declined mostly due to lower legal costs which can fluctuate depending upon the scope of services needed.

The quarterly effective tax rate was 25.6% in 2010 and 24.0% in 2009. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Financial Condition and Results of Operations (nine months ended September 30, 2010)

At September 30, 2010, total assets of the Company were up $98.6 million or 6.3% from December 31, 2009. Cash and equivalents (cash, balances and federal funds sold) increased as a result of securities’ maturities and calls and net deposit growth exceeding net loan originations and borrowings’ maturities.  Securities fell $8.7 million as we chose to purchase fewer investments at current low long-term rates so as to better manage for an eventual increasing interest rate environment.  Loans grew $59.0 million or 5.1%.  Total deposits at September 30, 2010, were up $99.9 million or 7.3% with a little over half of the growth coming from consumer and commercial depositors.

Net interest income improved 14.4% for the nine-month period in 2010 from the same period in 2009. The increase in net interest margin was caused by rates on interest-bearing liabilities falling faster than yields on interest-earning assets, combined with growth in the average balance of these liabilities and assets.

Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2010 and 2009 follows (dollars in thousands):

		2010			2009
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets	$$1,507,408	59,958	5.30%	1,420,570	58,737	5.51%
Non interest –earning assets	104,585			89,059
Total assets	$1,611,993			1,509,629

Total interest-bearing liabilities	$1,310,502	11,614	1.18%	1,233,502	16,082	1.74%
Non-interest bearing liabilities	186,542			173,644
Equity	114,949			102,483
Total liabilities and equity	$1,611,993			1,509,629

Interest rate spread			4.12%			3.77%
Net interest margin		$48,344	4.28%		42,655	4.00%

Other income for the nine months ended September 30, 2010, increased 8.9% to $19.7 million from $18.1 million in 2009. The same factors impacting the three-month period impacted the nine-month period results.

Mortgage originations fell 32.1% for the nine month period ended September 30, 2010 versus the same period in 2009 due to the slowing of the mortgage refinance boom last year, somewhat offset by increased originations of purchase money mortgages in 2010 resulting from the aforementioned tax credit which expired in the second quarter.  Along with the overall decrease in volume was the reduction in net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(dollars in thousands).

	2010	2009
Purchase money mortgages	$112,082	92,569
Refinance mortgages	65,225	168,510
Total mortgage originations	$177,307	261,079

Percentage of loans retained in portfolio	21.3%	15.3%

Operating expenses increased 4.8% or $1.9 million for the nine months ended September 30, 2010, over the same period in 2009.  Excluding the one-time items in the second quarter of 2009 totaling $1.5 million, operating expenses increased 8.9% reflecting our franchise growth.  Please refer to the three-month period discussion.

The Company's effective tax rate for the year to date in 2010 increased to 26.0% from 24.0% in 2009. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2009 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At September 30, 2010 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings.

For the nine months ended September 30, 2010, cash flows from all activities provided $48.3 million in net cash and cash equivalents versus $78.9 million for the same period in 2009.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $13.8 million in 2010 versus $14.1 million in 2009.  Both the largest source and use of operating cash in 2010 and 2009 were loans held for sale with activity in 2010 about 40% lower than that of 2009. Excluding the effect of loans held for sale, operating activities provided $20.7 million cash for the nine-month period in 2010 and $17.3 million in 2009.

During the first nine months of 2010, investing activities used $51.4 million in cash and equivalents while using $91.4 million in 2009. Major investing activities in both periods occurred in the loan portfolio. Securities’ activities provided cash in 2010 as maturities and calls of higher yield investments more than offset our new investments in lower yields investments.  In 2009, securities purchases outpaced maturities and calls.

Cash provided by financing activities was $85.9 million in 2010 versus $156.2 million in 2009. The main contributor in both years was deposit activity with 2010’s a little more than half of 2009’s.

For the remainder of 2010, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is expected to come mainly from Monroe and Ontario Counties’ consumers and businesses.

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

	September 30, 2010	December 31, 2009

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$105,231	104,423
Commercial real estate and construction	$20,292	23,069
Residential real estate at fixed rates	$5,099	5,824
Home equity lines of credit	$141,418	113,982
Unsecured personal lines of credit	$16,042	15,937
Standby and commercial letters of credit	$9,775	8,298
Commitments to sell real estate loans	$13,532	6,657

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2010, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2009, and management anticipates no change in this classification for the foreseeable future

On September 12, 2010, the Basel Committee on Banking Supervision released its proposal for revising capital requirements for internationally active financial institutions. These new standard are called Basel III.  As a signatory to this proposal, the United States banking regulators will be revising capital standards for financial institutions in the U.S.  Accordingly, our capital standards will change.  However, regulators have not released any new standards and are not expected to do so for some time.  Furthermore, the international standards do not become fully effective until 2018, which is likely when the U.S. standards would become fully effective.  It is too early to determine whether there will be any material impact to the Company.

Credit-Related Information Allowance for Loan Losses and Net Charge-offs

Changes in the allowance for loan losses for the nine-month periods ended September 30, 2010, and 2009 follow (dollars in thousands):

	September 30,
	2010	2009
Balance at beginning of period	$14,232	11,992
Provision for loan losses	4,650	3,435
Loans charged off	(4,155)	(1,862)
Recoveries on loans previously charged off	996	615
Balance at end of period	$15,723	14,180

Allowance as a percentage of total period end loans	1.30%	1.23%

Allowance as a percentage of non-performing loans	66.4%	75.4%

Net charge-offs to average loans (annualized)	0.36%	0.15%

The provision for loan losses for the nine-month period ended September 30, 2010 was substantially higher than the same period in 2009, reflecting growth in the allowance for loan losses.  The balance in the allowance and the provision for loan losses have increased with growth in total loans and negative changes in asset quality compared to 2009 reflecting actual and inherent losses in the portfolio. As discussed more fully in the 2009 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2010, is adequate at $15.7 million. However, should this year’s trend of generally higher non-performing and non-accrual loans continue, or should we experience further declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs to average loans increased during 2010 to 36 basis points compared to 15 basis points in 2009. This is a historically high net charge-off rate for us and was driven by a large charge-off on an  impaired commercial loan with an impaired reserves in the first quarter coupled with a higher level of charge-offs on smaller balance commercial loans and indirect automobile loans throughout the year.  Net charge-offs in the third quarter of 2010 were $0.9 million, compared to $0.1 million in the second quarter and $2.2 million in the first quarter of 2010.

In the coming quarter, we do not expect a continuation of either the very low net charge-off rate of the second quarter nor the very high rate of the first quarter.  We anticipate a return to annualized net charge-offs in the 25-35 basis points range if we experience no significant portfolio deterioration.  As is our internal practice, we order updated appraisals on a regular basis to verify the adequacy of collateral underlying loans or on an ad-hoc basis when we believe a borrower’s credit or collateral position has changed.  In accordance with this practice in October 2010, we ordered new appraisals for one commercial real estate secured loan totaling $0.5 million which recently became vacant, and one inventory secured loan totaling $2.2 million. Should the appraisals indicate a lower value than we have currently ascribed, establishment of impairment reserves or charge-offs may be necessary, which could be material.

Non-Performing Assets and Impaired Loans

Non-Performing Assets
Non-Performing Assets
(Dollars in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
Loans past due 90 days or more and accruing:
Commercial and industrial	$305	196	202	422	117
Real estate-commercial	14	191	369	-	667
Real estate-residential	273	24	407	290	730
Consumer and other	228	472	107	375	312
Total past due 90 days or more and accruing	820	883	1,085	1,087	1,826

Loans in non-accrual status:
Commercial and industrial	8,535	9,245	8,850	10,282	11,586
Real estate-commercial	11,506	10,651	12,497	5,656	3,711
Real estate-residential	2,609	2,146	2,705	2,609	1,690
Consumer and other	200	-	-	-	-
Total non-accrual loans	22,850	22,042	24,052	18,547	16,987
Total non-performing loans	23,670	22,925	25,137	19,634	18,813

Other real estate owned
Commercial	421	529	547	603	648
Residential	2,834	3,279	2,069	2,166	2,359
Total other real estate owned	3,255	3,808	2,616	2,769	3,007

Total non-performing assets	$26,925	26,733	27,753	22,403	21,820

Restructured commercial real-estate
debt (included non-accrual loans)	$4,805	4,805	None	None	None

Non-performing loans to total period-end loans	1.94%	1.94%	2.19%	1.70%	1.63%
Non-performing assets to total period-end
loans and other real estate	2.20%	2.25%	2.42%	1.94%	1.89%

Total non-performing loans were $23.7 million at September 30, 2010, up from $22.9 million in the previous quarter, but down from $25.1 million at March 31, 2010.  The general increase in non-performing loans during the year from less than $20 million at December 31, 2009 has come mainly in real estate secured commercial loans and was principally due to a large commercial relationship discussed in the Annual Report.  The loans underlying these relationships are considered impaired, but are sufficiently collateralized such that no impairment reserve is necessary.

Though a comparatively modest amount, other real-estate owned has also increased during the year. Given the current economic climate and fragile recovery, and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

The percentage of non-performing loans to total loans has risen substantially over the last twelve months, but showed improvement from the first quarter and stability relative to last quarter.  While the year-on-year increase is large, it is consistent with the peak percentage reached by the Company in the last recession earlier in the decade of 1.93%.

In the process of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans and attempt to work out alternative payment schedules with the borrower in order to avoid foreclosure of collateral. Any loans that are modified are evaluated to determine if they are "troubled debt restructurings (TDR)" and if so, are evaluated for impairment.  A TDR is defined as a loan restructure where for legal or economic reasons related to a borrower’s financial difficulties, the creditor grants one or more concessions to the borrower that it would not otherwise consider. Terms of loan agreements may be modified to fit the ability of the borrower to repay in respect of its current financial status and restructuring of loans may include the transfer of assets from the borrower to satisfy debt, a modification of loan terms, or a combination of the two. If a satisfactory restructure and payment arrangement cannot be reached, the loan may be referred to legal counsel for foreclosure. As of September 30, 2010 there was one lending relationship totaling $4.8 million that is considered a TDR.  This is set forth in the Non-Performing Assets table as “restructured commercial real estate debt”

Impaired Loans
Information on impaired loans for the nine-month periods ended September 30, 2010, and 2009 and twelve months ended December 31, 2009, follows (dollars in thousands):

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009

Recorded investment at period end	$22,850	19,634	18,813
Impaired loans as percent of total loans	1.88%	1.69%	1.63%
Impaired loans with related allowance	$3,994	7,771	8,995
Related allowance	$833	2,799	3,399
Average investment during period	$21,713	14,306	13,246
Interest income recognized during period	n/m	n/m	n/m
n/m – not meaningful

As noted in the “Non-Performing Assets” section, we experienced a significant increase in non-performing loans during the year. This increase resulted from a small number of large commercial loans becoming past due on scheduled principal and interest payments. Impaired loans with a related reserve have declined since year end, and reserves for impaired loans declined to $0.8 million at September 30, 2010 versus $2.8 million at December 31, 2009 and $3.4 million at September 30, 2009. The balance of impaired loans with a related reserve declined due to a combination of (1) improved financial position of loans, and (2) charge-offs of loans.  These charge-offs also reduced the related allowance. We believe the trend of impaired loans, the level of impaired loans, and the related reserve are consistent with current economic conditions. Typically the longer an economic recession continues the more likely borrowers will experience financial difficulties due to constraints on their income and cash flow.  These constraints make it more difficult for them to timely pay their debt obligations, resulting in higher non-accrual and impaired loans for us.  We continue to see signs of improving regional economic conditions, but their positive impact will take time to be realized only slowly.  We can anticipate more loans, though we know of no material ones that will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period. Accordingly we do not expect the level of impaired loans to substantially decline during the December 31, 2010 quarter.

At September 30, 2010 we identified a total of 65 loans totaling $22.9 million that were considered impaired.  Of these, nine, with a balance outstanding of $3.4 million had specific reserves associated with them amounting to $0.8 million. These reserves are included in the total allowance for loan losses.  Accounting for the largest concentration of impaired loans are two relationships (6 loans) totaling $6.1 million associated with two commercial and industrial loans to companies in the food and beverage industry originated between 2005 and 2007 for which we have made specific reserves of $0.4 million.  During the first quarter of 2010, we charged-off $1.6 million of these loans, on which we had impairment reserves. These companies market their products throughout the United States, and their businesses have been negatively impacted by the recession, and their operating cash flow has been insufficient to support principal and interest payments on our loans.  One relationship (two loans) with no impairment reserves (due to adequate collateralization) totaling $4.8 million is in the recreation business. This is a local company that has been negatively impacted by the recession, experiencing a decline in user revenues. These loans have been restructured.

.
Legislative and Fiscal Matters

The Financial Reform Act created the Financial Stability Oversight Council with the primary obligation to identify, monitor, and assist in the management of systemic risk that may pose a threat to the country’s financial system.  Included in its responsibilities is a requirement to review and at its option submit comments, as appropriate to any standard-setting body (such as FASB) with respect to existing or proposed accounting principles, standards or procedures.  Though this responsibility may not directly impact the Company, the Council’s review and commentary on accounting matters may result in more consideration by standard-setters of the volatility created by some of its current and proposed standards.  We hope the Council’s activities will bring restraint to standard setters and temper current proposals such as mark-to-market accounting for all financial instruments.

The Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000. Furthermore, the insurance premium assessment base is revised from all domestic deposits to the average of total assets less tangible equity.  The minimum reserve ratio of the deposit insurance fund is increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. We believe the change in the assessment base calculation may result in a reduced premium charge for the Company from its current charge, but may not result in a lower expense amount since the Company continues to grow its asset base and the FDIC is required to grow its reserves, which have been depleted during this recession. In October 2010, the FDIC announced that it will extend the period to reach its maximum reserve levels, and combined with lower loss projections, has eliminated the three (3) basis point premium increase scheduled for 2011.  This should save us approximately $0.4 million annually compared to our original expectations.

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

The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company.  However, the Company contracts with large debit card processors with which we have relatively weak bargaining power.  It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.  The Federal Reserve Board has until July 2011 to complete its regulations, so the timing and extent of impact to the Company is unknown.

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

On the other hand, the Act does add substantial burdens to the Company by, subject to certain exemptions, requiring the establishment of an escrow account in connection with a closed-end consumer credit transaction secured by a first lien on a consumer’s principal dwelling for the payment of taxes and hazard insurance and, if applicable, flood insurance, mortgage insurance, ground rents and any other required periodic payments or premiums with respect to the property or the loan terms. The Company has not historically escrowed such payments. We provided financial advice and a savings product for customers to self-escrow, believing that customers were the best stewards and managers of their cash flow sources and uses, and government was ill-suited to dictate how much and when consumers should save to meet their financial obligations.

The Act also modifies the calculation for a loan to be subject to “high-cost-loan” status under the Home Ownership and Equity Protection Act (HOEPA) by requiring the Annual Percentage Rate (APR) to be compared to the average prime offer rate for a comparable transaction and not the rate on U.S. Treasury securities having a comparable maturity. The points and fees trigger is lowered, and a prepayment fee trigger is added.  We are analyzing how this modification will impact the pricing of our portfolio of first and second mortgages.

Recent Accounting Standards to be implemented in Future Periods

The following presents a summary of Accounting Standards Updates (ASU’s), exclusive of technical correction ASU’s that will be subject to implementation in future periods.

ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses, which amends FASB ASC 310 Receivables.  In July 2010, the FASB issued ASU 2010-20 which requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this standard, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. These new disclosure requirements are effective for the Company in its December 31, 2010 financial statements. The adoption of the standard will have no impact on the Company’s financial condition or results of operations, but will significantly expand disclosures in the footnotes to the financial statements.

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

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at September 30, 2010 and December 31, 2009.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2010	2009
+200	(2)%	(1)%%
+100	(4)	(3)
No change	-	-
-100	(1)	(1)
-200	(2)	(3)

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2010, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the third quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Item 1. Legal proceedings

In October 2009, the Bank was served with a Summons and Complaint filed in United States District Court for the Western District of New York in an action seeking class action status alleging that the Bank violated the Electronic Funds Transfer Act, 15 U.S.C. §1693 et seq. and its implementing regulations 12 C.F.R §205 et seq. by failing to post a notice on or at two of its automatic teller machines advising consumers who transact an electronic funds transfer of the fact that a fee may be imposed for the transaction and the amount of the fee.  The plaintiff was seeking statutory damages on behalf of the class and attorney’s fees.  Damages are capped by statute at $500,000, exclusive of costs and fees.  On May 7, 2010, the Bank reached a settlement agreement with plaintiff’s counsel resolving all claims against the Bank.  Substantially all of the settlement will be covered by insurance.

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods indicated in 2010, the total number of shares purchased and the price paid per share by The Canandaigua National Corporation for treasury and by subsidiaries of the Company for compensation, including the Arthur S. Hamlin award.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  The Company and subsidiaries purchases were determined based on the most recent price established in the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales occur when corporate needs require the use of shares and there are none available in the market at the time.

Purchases and Sales of Equity Securities for the year to date through September 30, 2010

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

March 2010	110	$ 341.46	Compensation
April 2010	35	$ 341.46	Compensation
June 2010	544	$ 341.46	Treasury
August 2010	11	$ 353.77	Arthur S. Hamlin Award

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

Unresolved Staff Comments

On February 1, 2010, the Company responded to a series of comments issued by the Commission Staff in December 2009.  On July 2, 2010 the staff issued a response regarding our confidential filing of certain exhibits related to our acquisition of Genesee Valley Trust Company.  We have responded within our June 30, 2010 quarterly report by filing additional exhibits. At the date of this filing believe we have resolved all staff comments.

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

Date of Transaction	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

March 18, 2010	760	$ 341.46	$ 367.00	$ 335.00
June 17, 2010	800	$ 353.77	$ 370.00	$ 350.10
September 9, 2010	793	$ 367.54	$ 400.00	$ 360.10

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

Period	Number of Shares Transacted	Quarterly Average Sales Price	Quarterly High Sales Price	Quarterly Low Sales Price

1st Quarter, 2010	452	$ 309.68	$ 330.00	$ 280.00
2nd Quarter, 2010	187	$ 312.05	$ 320.00	$ 301.00
3rd Quarter, 2010	814	$ 302.21	$ 315.00	$ 281.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 3 to the Condensed Consolidated Financial Statements

(24)	Form of Power of Attorney for filing Forms 3, 4, 5 and 13 under 1934 Act	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 5, 2010	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
President and Chief Executive Officer

November 5, 2010	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer