Form 10-K
period 2010-12-31
CANANDAIGUA NATIONAL CORP
filed 2011-02-14
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Yes [Ö]    No ¨

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

Large accelerated filer ¨               Accelerated filer [Ö]               Non-accelerated filer ¨            Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

As of June 30, 2010, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the most recent public stock sale of $353.77 per common share, was $167,341,000.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2011: 472,137.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2010, and Proxy Statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Parts I, II, and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2010

Forward-Looking Statements

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Forms 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "believe," "contemplate," "estimate," "expect," "foresee," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed within this document and the Company’s most recent Annual Report on Form 10-K. These forward-looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. Certain matters which management has identified, which may cause material variations are noted elsewhere herein and in the Company’s other publicly filed reports. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein.  We caution readers not to place undue reliance on any of these forward-looking statements.

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, (the “Company”), is a bank holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York.  The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. In December 2007, in connection with its acquisition of Genesee Valley Trust Company, the Company became a multi-bank New York State bank holding company. The bank holding company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank and Genesee Valley Trust Company.  Effective August 31, 2010, CNB Mortgage Company became a wholly-owned subsidiary of the Bank. It was formerly a wholly-owned subsidiary of the Company. The reason for the change was to bring CNB Mortgage Company under the federal banking regulatory structure from New York State’s banking regulatory structure, which had become increasingly rigid and costly. There was no change in the consolidated financial results, in segment reporting, or in management of the companies. The Bank is the principal source of the Company's operating revenue and net income.  (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended December 31, 2010 (the "2010 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.)  In January 2008, the Company acquired all of the outstanding stock of Genesee Valley Trust Company, as more fully described in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.  In 2009, the Company formed a limited-purpose national trust company in the State of Florida named Canandaigua National Trust Company of Florida.

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

The Bank is a majority owner in a real estate investment trust (REIT), which invests in a portion of the Bank's amortizing residential real estate loans, and a portion of the Bank's amortizing commercial real estate loans. The Bank also owns CNB Mortgage Company.

CNB Mortgage Company

The Company acquired 100% of Home Town Funding, Inc., (doing business as CNB Mortgage Company), in October 1997. CNB Mortgage operates as the Company's mortgage department, and offers a full line of mortgage products.  It is engaged in underwriting and funding mortgages primarily in Western New York State, and it resells residential mortgage loans to the Bank and unaffiliated entities that service the loans.

Genesee Valley Trust Company

Genesee Valley Trust Company (GVT) is a state chartered trust company headquartered in Rochester, NY.  It provides fiduciary, investment management, and retirement services.  The Company acquired 100% of the voting shares of GVT in January 2008.

Geographic Market Served

The Company's physical market area generally covers Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs.  Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone, and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide.  Since the mid-1990s, the Bank has expanded into Monroe County and surrounding areas by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), Penfield (2004), Geneva (2006), Henrietta (2007), the City of Rochester (2009) and the Town of Webster (2010).  The Bank continues to pursue branch opportunities in its market area and plans to open additional offices in Monroe County.

The Company's market area is a middle-class, economically diversified region that includes urban, suburban, and rural markets.  Rochester is the second largest city in New York State outside of New York City.  According to the U.S. Census Bureau's 2000 Census (2010 Census data not yet available), the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 36.6 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older.  The median income of households in the Rochester MSA was $44,695. Seventy-eight percent of the households received earnings, and 21 percent received retirement income other than Social Security.   In 2000, for the employed population 16 years and older, the leading industries were: education, health, and social services, 24 percent; manufacturing, 21 percent; and retail trade, 14 percent.  In 2000, the Rochester MSA had a total of 451,000 housing units, seven percent of which were vacant.  Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes.  In 2000, the Rochester MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service, and 81 percent of the households had access to a car, truck, or van for private use. Forty-two percent of households had two vehicles and another 16 percent had three or more.  The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, nine percent of owners without mortgages, and 47 percent of renters in the Rochester MSA spent 30 percent or more of household income on housing.

Competition

The Company considers its business to be highly competitive in its market area.  The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers.  The Company also competes with securities brokers, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.  According to the FDIC, there were approximately 7,650 insured depository institutions in the United States holding assets of $13.4 trillion and deposits of $9.3 trillion as of September 30, 2010. Of these banks 6,500 were commercial banks with $12.1 trillion of assets and $8.4 trillion of deposits. The remainder were principally savings institutions.

The Company is generally competitive with financial institutions in its service area with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and fees for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location.  Based upon the most recent data* available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2010, the Company's share of deposits for all banks in the Rochester MSA was 10.3% ($1,447.1 million) 10.03% ($1,360.3 million) in 2009; 9.15% ($1,125.9 million) in 2008; and 8.65% ($1,099 million) in 2007.  At June 30, 2010, all banks in the Rochester MSA had total deposits of approximately $14.1 billion. [*This data excludes deposits held by non-bank financial institutions, which data is not publicly available.]

Employees

At December 31, 2010, the Company had 481 employees, 115 of whom worked on a part-time basis.  None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

Legislative Matters with Future Impact

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). The Financial Reform Act significantly alters financial regulation in the United States by creating new regulators, regulating new markets, bringing new firms into the regulatory arena, and providing new rulemaking and enforcement powers to regulators. The Financial Reform Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Many of the provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). A summary of the Financial Reform Act’s provisions that may potentially impact the Company follows.

The Financial Reform Act created the Financial Stability Oversight Council with the primary obligation to identify, monitor, and assist in the management of systemic risk that may pose a threat to the country’s financial system.  Included in its responsibilities is a requirement to review and at its option submit comments, as appropriate to any standard-setting body (such as FASB) with respect to existing or proposed accounting principles, standards or procedures.  Though this responsibility may not directly impact the Company, the Council’s review and commentary on accounting matters may result in more consideration by standard-setters of the volatility created by some of its current and proposed standards.  We hope the Council’s activities will bring restraint to standard setters and temper proposals such as mark-to-market accounting for all financial instruments.

The Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000. Furthermore, the insurance premium assessment base is revised from all domestic deposits to the average of total assets less tangible equity.  The minimum reserve ratio of the deposit insurance fund is increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. We believe the change in the assessment base calculation may result in a reduced premium charge for the Company from its current charge, but may not result in a lower expense amount since the Company continues to grow its asset base and the FDIC is required to grow its reserves, which have been depleted during this recession. In October 2010, the FDIC announced that it will extend the period to reach its maximum reserve levels, and combined with lower loss projections, has eliminated the three (3) basis point premium increase scheduled for 2011.  This should save the Company approximately $0.4 million annually compared to management’s original expectations.

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

The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company.  However, the Company contracts with large debit card processors with which management of the Company will have relatively weak bargaining power.  It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.  The Federal Reserve Board has until July 2011 to complete its regulations, so the timing and ultimate extent of impact to the Company is unknown.

The Act has changed oversight authority for the prudential regulation of the Company so both the Bank and its holding company will be regulated by the Office of the Comptroller of the Currency (OCC), because the Company has less than $50 billion in assets.  Formerly the Bank was regulated by the OCC and the holding company was regulated by the Federal Reserve Board.

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

On the other hand, the Act does add substantial burdens to the Company by, subject to certain exemptions, requiring the establishment of an escrow account in connection with a closed-end consumer credit transaction secured by a first lien on a consumer’s principal dwelling for the payment of taxes and hazard insurance and, if applicable, flood insurance, mortgage insurance, ground rents and any other required periodic payments or premiums with respect to the property or the loan terms. The Company has not historically escrowed such payments. Employees provide financial advice and a savings product for customers to self-escrow, believing that customers are the best stewards and managers of their cash flow sources and uses, and government is ill-suited to dictate how much and when consumers should save to meet their financial obligations.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2010 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

Examinations and Audits -- The Federal Reserve Board and the OCC periodically examine and evaluate the Bank. Based upon such examinations, among other powers, the appropriate regulator may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between what the regulator determines the value to be and the carrying value of such assets.

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

The FDIC Reform Act of 2006 -- The FDIC Reform Act (Act) was signed into law in 2006.  The Act modernizes and strengthens the federal deposit insurance system to make it more responsive to consumer needs and fairer to banks.  It preserves the value of FDIC insurance by setting up a permanent system of inflation adjustments, authorizing the FDIC to increase coverage levels for inflation every five years and providing higher coverage for retirement accounts. It also smoothes out premium volatility in the old law by creating a range in which the fund reserve ratio can float; provides premium credits to banks (including the Bank) that built up the fund prior to 1997; and institutes a risk-based premium system.  The Financial Reform Act, which is discussed above, further amended the Act. Refer to “Legislative Matters with Future Impact.”

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

CANANDAIGUA NATIONAL TRUST COMPANY OF FLORIDA

Canandaigua National Trust Company of Florida (CNTF) is a nationally-chartered trust company domiciled in the State of Florida. It is subject to Florida banking laws and OCC regulations.

OTHER LAWS AND REGULATIONS

Newly-implemented Federal and state laws and regulations may significantly impact our operations. We operate in a highly regulated environment. Changes in federal, state and local laws and regulations affecting banking, consumer credit, bankruptcy, privacy, consumer protection or other matters could materially impact our performance. For example, anti-money laundering requirements under the Patriot Act are frequently revisited by the U.S. Congress and Executive Agencies and continue to be a key regulator focus.  There has also been an increased focus on compliance with economic sanctions following the publication in September 2008 of Economic Enforcement Guidelines by the Office of Foreign Assets Control which were promulgated as a final rule in November 2009.  Ensuring compliance with increasing regulatory requirements and initiatives could affect operational costs and negatively impact our overall results. The most significant of these regulations are discussed below and in the section entitled “Legislative Matters with Future Impact” discussed above.

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

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT Act) of 2001 was enacted in response to the terrorist attacks which occurred on September 11, 2001. The USA PATRIOT Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the PATRIOT Act on financial institutions of all kinds is significant and wide-ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Corporate Dividends. The Company may exclude from its income 100% of dividends received from the Bank, and Genesee Valley Trust Company, and Canandaigua National Trust Company of Florida as members of the same affiliated group of corporations.

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

Department of Taxation and Finance Audits. The Company is subject to periodic audits of its state franchise tax returns. The Company's returns are regularly audited by the Department.  No material audit adjustments have been incurred.

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

A link to the Company's filings on the SEC web site is available at the Bank's web site http:// www.cnbank.com/your_bank/cnc_financials.  Reference to our internet site is not intended to incorporate any of the information contained on our site into this document.

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

Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank and CNB Mortgage are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements. Management has also established policies to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part II, Item 7, "Loans" contained in the 2010 Annual Report for a complete discussion.

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

Liquidity Risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  The Company is subject to liquidity risk, which it mitigates by establishing and accessing lines of credit with various financial institutions and accessing the brokered CD markets. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, "Liquidity" contained in the 2010 Annual Report for more information.

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

Impairment of Intangible Assets or Goodwill. Through our recent acquisitions, we have intangible assets, including goodwill with an indefinite life, which are susceptible to valuation adjustments as a result of changes in various factors or conditions. The most significant intangible assets on our balance sheet are customer relationships. Customer relationships are amortized on an accelerated basis based upon the pattern in which the economic benefits of customer relationships are being utilized. Other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. We assess the potential impairment of goodwill on an annual basis, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment of such assets include (a) significant underperformance relative to historical or projected future operating results, (b) significant negative industry or economic trends, and (c) significant and sustained decline in the underlying value of managed assets.

Item 1B. Unresolved Staff Comments

On February 1, 2010, the Company responded to a series of staff comments issued in December 2009 related to the staff’s review of the Company’s Form 10-K for the fiscal year ended December 31, 2008 and Form 10-Q for the quarter ended September 30, 2009.  The Company responded to a second series of staff comments on January 14, 2011 related to the staff’s review of the Company’s Form 10-K for the fiscal year ended December 31, 2009 and Form 10-Q for the quarter ended September 30, 2010. Management believes its responses have resolved all staff comments, however, as of the date of this filing, resolution of these comments has not been confirmed. Management believes that it has appropriately considered the substance of the staff’s comments and does not believe any unresolved comments are material.

Item 2. Properties

Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York.  CNB Mortgage Company owns and operates from a building in Pittsford, New York. Genesee Valley Trust Company leases and operates from an office in Pittsford, New York. Canandaigua National Trust Company of Florida leases and operates from an office in Sarasota, Florida.

As of December 31, 2010, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and fourteen offices located in Monroe County, New York. Three are owned by the Bank with the others leased from unrelated third parties over terms ranging from one month to 25 years.  The main office of the Bank is located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva Offices.

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

Item 4. Reserved

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The information required by this item with respect to market information, holders, dividends, sales of securities, and stock purchases are included in the section entitled Our Common Stock in our 2010 Annual Report and is incorporated herein by reference thereto.

The information required by this item with respect to equity compensation plans under Regulation S-K 201(d) is included in the section entitled Compensation Discussion and Analysis in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

PERFORMANCE GRAPH

The following performance graph is required by SEC regulations. The theory underlying this requirement is that all corporations have organized trading markets for their securities. The graph is provided so that shareholders and prospective shareholders can compare market results with peer companies or with indexes of companies in similar businesses or having similar capitalization, e.g., those companies which are listed on the NASDAQ or NYSE.

THE COMPANY'S COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, NOR IS IT ACTIVELY TRADED; LESS THAN 1.5% OF THE COMPANY'S OUTSTANDING SHARES HAVE BEEN BOUGHT AND SOLD IN ANY YEAR REPRESENTED IN THE GRAPH.  DUE TO THE EXTREMELY LIMITED NUMBER OF TRANSACTIONS, THE AVERAGE SALE PRICE OF THE COMPANY'S COMMON STOCK USED IN THE GRAPH MAY NOT BE INDICATIVE OF ITS ACTUAL VALUE.  THE FOLLOWING GRAPH DEPICTS THE AVERAGE SALE PRICE OF THE COMPANY'S COMMON STOCK BASED UPON TRANSACTIONS OCCURRING IN SEALED BID PUBLIC AUCTIONS ADMINISTERED BY THE TRUST DEPARTMENT OF THE BANK AT THE REQUEST OF THE SELLING SHAREHOLDERS (LABELED: CANANDAIGUA NATIONAL CORPORATION).

THERE ARE PURCHASES AND SALES OF THE COMPANY'S COMMON STOCK FOR WHICH THE COMPANY HAS LIMITED OR NO PRICE INFORMATION. THE ACTUAL AVERAGE SALE PRICE OF ALL SHARES BOUGHT AND SOLD IN ANY PERIOD MAY BE DIFFERENT THAN SET FORTH IN THE GRAPH.

THE GRAPH ALSO SETS FORTH INFORMATION REGARDING TRANSACTIONS IN THE COMPANY’S COMMON STOCK FROM THE OVER THE COUNTER BULLETIN BOARD (LABELED: CNND.OB). THE OTC BULLETIN BOARD® (OTCBB) IS A REGULATED QUOTATION SERVICE THAT DISPLAYS REAL-TIME QUOTES, LAST-SALE PRICES, AND VOLUME INFORMATION IN OVER-THE-COUNTER (OTC) EQUITY SECURITIES. AN OTC EQUITY SECURITY GENERALLY IS ANY EQUITY THAT IS NOT LISTED OR TRADED ON NASDAQ® OR A NATIONAL SECURITIES EXCHANGE. THE OTCBB IS A QUOTATION MEDIUM FOR SUBSCRIBING MEMBERS, NOT AN ISSUER LISTING SERVICE, AND SHOULD NOT BE CONFUSED WITH THE NASDAQ STOCK MARKETSM .INVESTORS MUST CONTACT A BROKER/DEALER TO TRADE OTCBB SECURITIES. INVESTORS DO NOT HAVE DIRECT ACCESS TO THE OTCBB SERVICE. THE SECURITIES AND EXCHANGE COMMISSION'S (SEC'S) ORDER-HANDLING RULES WHICH APPLY TO NASDAQ-LISTED SECURITIES DO NOT APPLY TO OTCBB SECURITIES.

THE OTCBB MARKET QUOTATIONS SET FORTH IN THE GRAPH, LABELED CNND.OB, REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARK-UP, MARK-DOWN OR COMMISSION AND MAY NOT NECESSARILY REPRESENT ACTUAL TRANSACTIONS.

Total Return Performance
Index Value
140
120
100
80
60
40
20
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
Canandaigua National Corporation
NASDAQ Composite
SNL Bank $1B-$5B
CNND.OB

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Canandaigua National Corporation	100.00	95.00	92.83	92.91	99.21	120.01
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81
CNND.OB	100.00	109.98	122.18	74.65	124.03	132.56

Certain of the Company’s future filings with the SEC may incorporate by reference this Form 10-K. Unless we specifically state otherwise, the Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2010 Annual Report and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report and is incorporated herein by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in the section entitled Consolidated Financial Statements in the 2010 Annual Report and in the section entitled Summary Quarterly Financial Data of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2010 Annual Report and is incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2010, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included in the 2010 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included in the sections entitled Election of Directors and Information with Respect to Board of Directors, Transactions with Certain Related Persons, Section 16(a) Beneficial Ownership Reporting Compliance, and Executive Officer Information in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto, except for items required under Regulation S-K 229.401(b), (c), and 229.406, which follow.

Executive Officers of the Company

All executive officers and significant employees listed below are employed by the Bank. With the exception of Mr. Frank H. Hamlin, III., all have been employed by the Bank for at least five years, and have been in the business of banking for more than five years Biographical information of Mr. Frank H. Hamlin, III is included in the section entitled Information on Directors and Nominees in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto.  All executive officers and significant employees serve at the pleasure of the Board of Directors.  No executive officer or significant employee has any arrangement or understanding between them and any other person pursuant to which he or she was selected as an officer. Ages and titles are as of December 31, 2010.

Name	Age	Title
Gary L. Babbitt	53	Executive Vice President, Commercial Services
Joseph L. Dugan	48	Executive Vice President, Customer Value Management
Frank H. Hamlin, III	38	President
George W. Hamlin, IV	69	Chief Executive Officer and Trust Officer
Richard H. Hawks, Jr.	59	Senior Vice President - Senior Fiduciary Officer
Lawrence A. Heilbronner	45	Executive Vice President , Finance and Operations - Chief Financial Officer
Gregory S. MacKay	61	Senior Vice President ,Treasury Services - Chief Economist
Mary Ann M. Ridley	61	Senior Vice President, Human Resources
Sandra U. Roberts	48	Senior Vice President, Information Technology
Karen C. Serinis	56	Senior Vice President, Retail Sales
Robert G. Sheridan	62	Executive Vice President, Retail Services, Cashier, and CRA Officer
Steven H. Swartout	52	Executive Vice President, Corporate Risk Operations, Security, Legal and Compliance - General Counsel
Scott B. Trumbower	50	Senior Vice President - Manager Wealth Strategies Group

The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries, including its chief executive officer, chief accounting officer, and all other persons having similar functions. The Code of Conduct is posted on the Company's website at http://www.cnbank.com/code_of_conduct.pdf.

Item 11. Executive Compensation

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Discussion and Analysis, and The Compensation Committee in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2010 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2010 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2011 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

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

(3) Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended September 30, 2010*

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended September 30, 2010*

(3) Exhibits (continued)

Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements as contained in the Annual Report for the year ended December 31, 2010, filed as Exhibit 13 hereto

(13)	Annual Report for the year ended December 31, 2010	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

*The Securities and Exchange Commission has granted confidential treatment for certain portions of these agreements. Confidential information is omitted from these agreements and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

February 10, 2011

By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	Chairman and Chief Executive Officer,	February 10, 2011
(George W. Hamlin, IV)	(Principal Executive Officer)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 10, 2011
(Lawrence A. Heilbronner)	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 10, 2011
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Richard C. Fox
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended September 30, 2010*

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended September 30, 2010*

INDEX OF EXHIBITS (continued)

Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements as contained in the Annual Report for the year ended December 31, 2010, filed as Exhibit 13 hereto

(13)	Annual Report for the year ended December 31, 2010	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20)	Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

* The Securities and Exchange Commission has granted confidential treatment for certain portions of these agreements. Confidential information is omitted from these agreements and filed separately with the Commission.