Form 10-Q
period 2011-03-31
CANANDAIGUA NATIONAL CORP
filed 2011-05-09
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

The registrant had 472,137 shares of common stock, par value $20.00, outstanding at April 13, 2011.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2011

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2011 and December 31, 2010 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$29,675	28,951
Interest-bearing deposits with other financial institutions	3,051	4,200
Federal funds sold	183,642	105,078
Securities:
- Available for sale, at fair value	114,771	113,995
- Held-to-maturity (fair value of $164,977 in 2011 and $160,401 in 2010)	160,221	155,881
Loans - net	1,155,320	1,189,221
Premises and equipment – net	14,450	14,370
Accrued interest receivable	7,226	6,337
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,562	2,460
Goodwill	8,818	8,818
Intangible assets	5,502	5,724
Prepaid FDIC Assessment	4,541	5,175
Other assets	21,545	21,294
Total Assets	$1,711,324	1,661,504

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest-bearing	$192,864	186,289
Interest-bearing	151,332	150,360
Savings and money market	703,518	648,291
Time	475,186	488,390
Total deposits	1,522,900	1,473,330
Borrowings	-	330
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	10,901	12,503
Total Liabilities	1,585,348	1,537,710

Stockholders' Equity:
Common stock, $20.00 par value; 2,000,000 shares authorized;
486,624 shares issued in 2011 and 2010	9,732	9,732
Additional paid-in capital	8,823	8,823
Retained earnings	111,416	109,768
Treasury stock, at cost (14,487 shares at March 31, 2011
and 14,437 at December 31, 2010)	(4,747)	(4,728)
Accumulated other comprehensive income, net	752	199
Total Stockholders' Equity	125,976	123,794
Total Liabilities and Stockholders' Equity	$1,711,324	1,661,504

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2011 and 2010 (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,

	2011	2010
Interest income:
Loans, including fees	$16,079	16,219
Securities	2,070	2,259
Federal funds sold and other	95	55
Total interest income	18,244	18,533
Interest expense:
Deposits	2,676	3,224
Borrowings	-	77
Junior subordinated debentures	745	745
Total interest expense	3,421	4,046
Net interest income	14,823	14,487
Provision for loan losses	750	2,425
Net interest income after provision for loan losses	14,073	12,062

Other income:
Service charges on deposit accounts	2,585	2,555
Trust and investment services income	3,099	2,806
Net gain on sale of mortgage loans	367	368
Loan servicing income, net	223	198
Loan-related fees	109	69
(Loss) on calls of securities, net	(1)	(5)
Other operating income	810	423
Total other income	7,192	6,414

Operating expenses:
Salaries and employee benefits	8,001	7,273
Occupancy, net	1,833	1,658
Technology and data processing	1,042	924
Professional and other services	907	771
Marketing and public relations	669	555
Office supplies, printing and postage	414	370
Intangible amortization	222	249
Other real estate operations	228	224
FDIC insurance	679	521
Other operating expenses	1,326	1,165
Total operating expenses	15,321	13,710

Income before income taxes	5,944	4,766
Income taxes	1,605	1,249
Net income	$4,339	3,517

Basic earnings per share	$9.19	7.47
Diluted earnings per share	$9.03	7.35

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three-month periods ended March 31, 2011 and 2010 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2010	472,187	$9,732	8,823	109,768	(4,728)	199	123,794
Comprehensive income:
Change in fair value of
Interest rate swaps,
net of taxes of $417		-	-	-	-	703	703
Change in unrealized gain on
securities available for sale,
net of taxes of $(79)		-	-	-	-	(163)	(163)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $6		-	-	-	-	13	13
Net income		-	-	4,339	-	-	4,339
Total comprehensive income							4,892
Purchase of treasury stock	(50)	-	-	-	(19)	-	(19)
Cash dividend - $5.70 per share		-	-	(2,691)	-	-	(2,691)
Balance at March 31, 2011	472,137	$9,732	8,823	111,416	(4,747)	752	125,976

Balance at December 31, 2009	470,836	$9,732	8,591	97,795	(5,143)	760	111,735
Comprehensive income:
Change in fair value of
interest rate swap,
net of taxes of $43		-	-	-	-	64	64
Change in unrealized gain on
securities available for sale,
net of taxes of $(79)		-	-	-	-	(116)	(116)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $39		-	-	-	-	75	75
Net income		-	-	3,517	-	-	3,517
Total comprehensive income							3,540
Shares issued as compensation	110	-	-	-	38	-	38
Cash dividend - $5.15 per share		-	-	(2,425)	-	-	(2,425)
Balance at March 31, 2010	470,946	$9,732	8,591	98,887	(5,105)	783	112,888

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three-month periods ended March 31, 2011 and 2010 (Unaudited) (dollars in thousands)

	2011	2010
Cash flow from operating activities:
Net income	$4,339	3,517
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	1,359	1,325
Provision for loan losses	750	2,425
Gain on sale of premises and equipment and other real estate, net	(17)	(16)
Deferred income tax benefit	(384)	(396)
Income from equity-method investments, net	(323)	(6)
Loss on calls of securities and write-down, net	1	5
Gain on sale of mortgage loans, net	(367)	(368)
Originations of loans held for sale	(35,031)	(33,576)
Proceeds from sale of loans held for sale	45,264	32,940
Increase in other assets	(864)	(10)
Decrease in all other liabilities	(482)	(2,703)
Net cash provided by operating activities	14,245	3,137

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	6,865	11,858
Purchases	(7,869)	(11,912)
Securities held to maturity:
Proceeds from maturities and calls	4,523	4,409
Purchases	(9,154)	(3,748)
Loan principal collections in excess of originations, net	23,285	7,859
Purchase of premises and equipment	(636)	(1,318)
Purchases of FRB stock	(102)	-
Investment in equity-method investments	(3)	(453)
Proceeds from sale of other real estate	455	234
Net cash provided by investing activities	17,364	6,929

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	62,774	58,747
Net decrease in time deposits	(13,204)	(8,802)
Principal repayments on borrowings	(330)	(1,238)
Proceeds from sale of treasury stock	-	38
Payments to acquire treasury stock	(19)	-
Dividends paid	(2,691)	(2,425)
Net cash provided by financing activities	46,530	46,320

Net increase in cash and cash equivalents	78,139	56,386
Cash and cash equivalents - beginning of period	138,229	78,224
Cash and cash equivalents - end of period	$216,368	134,610

Supplemental disclosure of cash flow information:
Interest paid	$3,567	3,897
Income taxes paid	208	201

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$-	81

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2010 Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011, is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

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

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2011 are summarized as follows:

	March 31, 2011

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U. S. Treasury	$502	-	-	502
Government sponsored enterprise obligations	45,666	142	(849)	44,959
State and municipal obligations	65,004	1,991	(45)	66,950
Corporate obligations(1)	1,192	-	(197)	995
Equity securities	1,295	70	-	1,365

Total securities Available for Sale	$113,659	2,203	(1,091)	114,771

(1) Amortized cost includes cumulative $860,000 write-down for other-than-temporary impairment.

Securities Held to Maturity:
Government sponsored enterprise obligations	$9,005	21	-	9,026
State and municipal obligations	150,312	4,554	(237)	154,629
Corporate obligations	904	419	(1)	1,322

Total securities Held to Maturity	$160,221	4,994	(238)	164,977

(2) Securities (continued)

The amortized cost and fair value of debt securities by years to maturity as of March 31, 2011, follow (in thousands). Maturities of amortizing securities are classified in accordance with the contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized Cost(1)	Fair Value	Amortized Cost	Fair Value
Years
Under 1	$19,191	19,372	26,172	26,383
1 to 5	50,337	52,095	118,122	122,260
5 to 10	39,708	38,979	14,985	14,972
10 and over	4,423	4,325	942	1,362

Total	$113,659	114,771	160,221	164,977

(1) Amortized cost includes a cumulative $860,000 write-down for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at March 31, 2011, excluding those for which other-than-temporary-impairment charges have been taken, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

.

March 31, 2011	Less than 12 months		Over 12 months			Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$29,370	849	-	-	29,370	849
State and municipal obligations	1,109	7	1,985	38	3,094	45
Corporate obligations	-	-	855	197	855	197

Total temporarily impaired securities	$30,479	856	2,840	235	33,319	1,091

Securities Held to Maturity
State and municipal obligations	12,315	182	4,216	55	16,531	237
Corporate obligations	45	1	-	-	45	1

Total temporarily impaired securities	$12,360	183	4,216	55	16,576	238

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at March 31, 2011, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $1.0 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.8 million of the securities backed by two of the largest U.S. banks and $0.2 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  As more fully discussed in the 2010 Annual Report, we have recognized cumulative other-than-temporary-impairment (OTTI) amounting to $0.9 million on one CDO. Management intends to sell this security, as such, if the financial condition of the underlying banks continues to deteriorate, further write-downs could occur before a sale. The maximum potential write-down would be its current carrying value of less than $0.2 million.

(2) Securities (continued)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2010 are summarized as follows:

	December 31, 2010

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$503	-	-	503
U.S. government sponsored enterprise obligations	43,669	203	(663)	43,209
State and municipal obligations	66,004	1,988	(34)	67,958
Corporate obligations(1)	1,191	-	(233)	958
Equity securities	1,293	74	-	1,367

Total securities Available for Sale	$112,660	2,265	(930)	113,995

(1) Amortized cost includes cumulative write-downs of $860,000 for other-than-temporary impairment through December 31, 2010.

Securities Held to Maturity:
U.S. government sponsored agencies obligations	$7,005	33	-	7,038
State and municipal obligations	147,965	4,400	(324)	152,041
Corporate obligations	911	414	(3)	1,322

Total securities Held to Maturity	$155,881	4,847	(327)	160,401

The following table presents the fair value of securities with gross unrealized losses at December 31, 2010, excluding those for which other-than-temporary-impairment charges have been taken, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	27,565	663	-	-	27,565	663
State and municipal obligations	1,066	21	1,352	13	2,418	34
Corporate obligations	-	-	778	233	778	233

Total temporarily impaired securities	$28,631	684	2,130	246	30,761	930

Securities Held to Maturity
State and municipal obligations	$11,950	276	4,777	48	16,727	324
Corporate obligations	151	3	-	-	151	3

Total temporarily impaired securities	$12,101	279	4,777	48	16,878	327

(3) Loans and Allowance for Loan Losses

Loans, other than loans designated as held for sale, are stated at the principal amount outstanding net of deferred origination costs. Interest and deferred fees and costs on loans are credited to income based on the effective interest method. Loans held for sale are carried at the lower of cost or fair value.

The accrual of interest on commercial and real estate loans is generally discontinued, and previously accrued interest is reversed, when the loans become 90 days delinquent or when, in management’s judgment, the collection of principal and interest is uncertain. Loans are returned to accrual status when the doubt no longer exists about the loan's collectability and the borrower has demonstrated a period of timely payment history. Specifically, the borrower will have resumed paying the full amount of scheduled interest and principal payments; all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period (6 months); and, there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.  Interest on consumer loans is accrued until the loan becomes 120 days past due at which time principal and interest are generally charged off.

(3) Loans and Allowance for Loan Losses (continued)

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, and sufficient information exists to make a reasonable estimate of the inherent loss, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  In the absence of sufficient, current data to make a detailed assessment of collateral values or cash flows, management measures impairment on a pool basis using loss factors equivalent to those applied to similarly internally classified loans. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are generally applied to reduce the principal balance outstanding. In considering loans for evaluation of specific impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. These loans are collectively evaluated for risk of loss on a pool basis.

Loans

The Company's market area is generally Ontario County and Monroe County of New York State. Substantially all loans are made in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in the economic conditions in this area. The Company's concentrations of credit risk are as disclosed in the following table of loan classifications. The concentrations of credit risk in related loan commitments and letters of credit parallel the loan classifications reflected. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The major classifications of loans at March 31, 2011 and December 31, 2010, follow (in thousands), along with a description of their underwriting and risk characteristics:

	2011	2010

Commercial and industrial	$198,575	212,707
Mortgages:
Commercial	433,053	434,787
Residential - first lien	235,275	232,953
Residential - junior lien	93,958	96,416
Consumer:
Automobile - indirect	173,412	181,481
Other	27,170	26,437
Loans held for sale	4,247	14,113

Total loans	1,165,690	1,198,894
Plus - Net deferred loan costs	5,540	5,962
Less - Allowance for loan losses	(15,910)	(15,635)

Loans - net	$1,155,320	1,189,221

Commercial and Industrial Loans: These loans generally include term loans and lines of credit.  Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure secondary collateral such as real estate and obtain personal guarantees of the borrowers.  To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, repricing in three- to five-year periods, and have a maturity of five years or less. Lines of credit generally have terms of one year or less and carry floating rates of interest (e.g., prime plus a margin).

Commercial Mortgages: Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures housing businesses, healthcare facilities, and other non-owner- occupied facilities.  These loans are less risky than commercial and industrial loans, since they are secured by real estate and buildings. The loans typically have adjustable interest rates, repricing in three- to five-year periods, and require principal payments over a 10- to 25-year period.  Many of these loans include call provisions within 10 to 15 years of their origination. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

(3) Loans and Allowance for Loan Losses (continued)

Residential First-Lien Mortgages: We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area. They are amortized over five to 30 years. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third-party investors.  Generally, fixed-rate mortgage loans with a maturity or call date of ten years or less and a rate of 5% or more are retained in the Company’s portfolio.  For longer term, fixed-rate residential mortgages without escrow, the Company generally retains the servicing, but sells the right to receive principal and interest to Freddie Mac.  All loans not retained in the portfolio or sold to the Federal Home Loan Mortgage Company (FHLMC), also known as Freddie Mac, are sold to unrelated third parties with servicing released.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  From time to time, the Company may also purchase residential mortgage loans which are originated and serviced by third parties. In an effort to the manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines.  Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 85% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including at each loan draw period.

Residential Second-Lien Mortgages: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second [junior] lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Consumer Loans:  The Company funds a variety of consumer loans, including direct and indirect automobile loans, recreational vehicle loans, boat loans, aircraft loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed or a customer's deposit account. A minimal amount of loans are unsecured, which carry a high risk of loss.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve for probable and inherent losses in the loan portfolio. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, when drawn upon, such as commitments, guarantees, and standby letters of credit. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. This process consists of the identification of specific reserves for impaired commercial loans and residential mortgages and the calculation of general reserves, which is a formula-driven allocation.

The calculation of the general reserve involves several steps. A historical loss factor is applied to each loan by loan type and loan classification. The historical loss factors are calculated using a loan-by-loan, trailing eight-quarter net loss migration analysis for commercial loans. For all other loans, a portfolio-wide, trailing eight-quarter net loss migration analysis is used. Adjustments are then made to the historical loss factors based on current-period quantitative objective elements (delinquency, non-performing assets, classified/criticized loan trends, charge-offs, concentrations of credit, recoveries, etc.) and subjective elements (economic conditions, portfolio growth rate, portfolio management, credit policy, and others). This methodology is applied to the commercial, residential mortgage, and consumer portfolios, and their related off-balance sheet exposures. Any allowance for off-balance sheet exposures is recorded in Other Liabilities.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

(3) Loans and Allowance for Loan Losses (continued)

A summary of the changes in the allowance for loan losses follows (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio:

	For the Three-Month Periods
	Ended March 31,

	2011	2010

Balance at the beginning of period	$15,635	14,232
Loans charged off	(705)	(2,489)
Recoveries of loans charged off	230	310
Provision charged to operations	750	2,425

Balance at end of period	$15,910	14,478

The following table presents an analysis of the allowance for loan losses by loan type, including a summary of the loans type individually and collectively evaluated for impairment as of March 31, 2011 (in thousands):

	Commercial and industrial	Commercial mortgage	Residential mortgage - first position	Residential mortgage - second position	Consumer - indirect	Consumer - other	Loans held for sale	Unallocated	Total

Beginning Balance	$6,364	1,371	1,304	563	4,196	1,155	-	682	15,635
Charged off	(155)	-	-	-	(402)	(148)	-	-	(705)
Recoveries	15	-	-	1	141	73	-	-	230
Provision	(348)	300	362	23	206	(269)	-	476	750
Ending Balance	$5,876	1,671	1,666	587	4,141	811	-	1,158	15,910
of which:
Amount for loans individually evaluated for impairment	$705	80	101	47	-	-	-	-	933
Amount for loans collectively evaluated for impairment	$5,171	1,591	1,565	540	4,141	811	-	1,158	14,977
Loans individually evaluated for impairment	$1,508	1,449	669	54	-	-	-	-	3,680
Loans collectively evaluated for impairment	$197,067	431,604	234,606	93,904	173,412	27,170	4,247	5,540	1,167,550

The balance in the allowance for loan losses increased to 1.36% of the loan portfolio at March 31, 2011 from 1.30% of the loan portfolio at December 31, 2010. This increase was principally due to higher allocations for commercial mortgages (amounting to $0.3 million) and consumer-indirect loans (amounting to $0.2 million) based upon higher historical losses.  Another factor considered in the allowance is the level and trend of past due loans.  Loans past due and loans in nonaccrual status (non-performing loans) grew in the first quarter of 2011 both in dollar terms and as a percent of the portfolio, increasing the risk of loss in the portfolio, thus leading to an increase in the allowance for loan losses.  A handful of credit-related factors improved, which positively impacted the level of the allowance: (a) A small improvement in the economy was recognized in our analysis. (b) As of March 31, 2011, approximately 16 basis points or $1.9 million of the allowance was associated with the relatively slow economic conditions compared to 17 basis points or $2.0 million of the allowance at December 31, 2010.  (c) We also considered the current level of net-chargeoffs, which can be an indicator, though indirectly correlated, of losses in the portfolio.  Net chargeoffs as a percentage of the portfolio fell to 16 basis points at March 31, 2011 compared to 40 basis points for the full year of 2010. (d) Finally, the total portfolio balance is considered in our evaluation of the allowance.  As the loan portfolio balance increases, so will the related allowance for loan losses, even when no other factors change. In the first quarter of 2011 the loan portfolio fell $33.2 million, and applying the beginning of the year allowance factor of 1.30%, portfolio shrinkage had a $0.4 million positive impact on the allowance for the quarter.

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loans. These quality indicators range from one through eight in increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 4 are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 5 through 8. Unrated loans are allocated a percentage of the allowance for loan losses on a pooled-basis.

Loans rated 1 (Superior) include borrowers whose financial condition, liquidity, capitalization, earnings, cash flow, management and capacity to repay are strong.  If deficient in any of these areas, a borrower may still be considered for a 1 rating, if fully secured either by cash, properly margined, listed stock, investment grade corporate bonds, or U.S. Government Securities, (125% collateral value to loan commitment).

(3) Loans and Allowance for Loan Losses (continued)

A loan rated 2 (Good) would include borrowers who are somewhat more of a credit risk than a 1 rated borrower and therefore require more frequent monitoring.  Those borrowers would have the following qualities: cash flow has been and is expected to be adequate to meet debt service requirements; financial statement is current, of good quality and in adequate detail; financial condition of company compares favorably with the industry averages; earnings are generally stable; borrower consistently adheres to repayment schedule for both principal and interest and covenants; management integrity and ability is considered sound; and industry outlook is acceptable.

Loans rated 3 (Satisfactory) include credits whose performance is generally stable.  Also included in this category are credits where the guarantor is sufficiently strong to support operating losses and has demonstrated a willingness to do so. Additionally, loans risk rated 3 may include the following qualities: borrower’s business is tied to more economically sensitive industries; borrower may have violated one or more financial covenants; occasional requirements for waivers, or amendments may occur, however liquidity and capitalization are expected to continue to be acceptable; integrity of management is acceptable but ability remains to be proven; borrower may not compare well to industry standards; relationship requires a high level of monitoring due to its complexity.  Also, financial data of affiliates may be unavailable or difficult to track; borrower may not provide sufficient documentation for confirming all taxable income/losses but consistently adheres to repayment schedules for both principal and interest.  Borrower may report a high level of contingent liabilities.

Loans rated 4 (Watch) include credits which demonstrate any or all of the following criteria: borrower’s or guarantor’s financial performance shows negative trends and yet cash flow remains still adequate to repay debt; loans which continue to pay as agreed but the Bank has not received current financial statements to confirm repayment ability and to enable management to complete a timely annual review; commercial construction loans where the LTV is over 75%; loan has been processed through automated underwriting and does not meet management’s scoring threshold; loans to start-up companies until the borrower’s have achieved stabilized operations (i.e., 1-3 years); and loans recommended for upgrade from problem loan status (5 through 8) would generally pass through the watch category for 6 months to a year unless there are sufficient reasons to bypass the watch rating and be upgraded to a 3 or higher.

Loans risk rated 5 (Special Mention) are currently protected but are potentially weak. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific asset. Loans in this category have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Bank's credit position at some future date.  This might include loans which the lending officer may be unable to supervise properly because of: lack of expertise, inadequate loan agreement, the poor condition of or lack of control over collateral, failure to obtain proper documentation or any other deviations from prudent lending practices.  Economic or market conditions which may, in the future, affect the obligor may warrant special mention of the asset. Loans for which an adverse trend in the borrower's operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be included in this classification.

Loans risk rated 6 (Substandard) are considered substandard. A substandard loan is inadequately protected by the sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard. Residential mortgages are not subject to substandard classification unless the following well defined weaknesses have occurred: the ability of the borrower to repay the debt is questionable as evidenced by delinquency of 90 days, and repayment of the debt is dependent on the sale of the underlying real estate. A consumer loan is considered a substandard asset only when it is 90 days past due.

Loans risk rated 7 (Doubtful) are categorized as doubtful. These loans have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The entire amount of the loan might not be classified as doubtful when collection of a specific portion appears highly probable. Loans are generally not classified doubtful for an extended period of time (i.e., over a year).

Loans classified 8 (Loss) are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  Losses are taken in the period in which they surface as uncollectible.

Residential Mortgage Loans are rated 9. Residential mortgage loans are not subject to the risk ratings specified above unless management wishes to recognize a well defined weakness or loss potential to more accurately reflect credit risk

(3) Loans and Allowance for Loan Losses (continued)

The following tables present the loan portfolio as of March 31, 2011 and December 31, 2010 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable. Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. See Aging Analysis table.

Credit Quality Indicator Analysis as of March 31, 2011

	Commercial and industrial	Commercial mortgage	Residential mortgage - first position	Residential mortgage - second position	Consumer - indirect	Consumer - other	Loans held for sale	Deferred Fees and Costs	Total
1-Superior	$ 11,701	-	-	-	-	718	-	-	12,419
2-Good	10,680	23,730	197	2,931	-	-	-	-	37,538
3 Satisfactory	61,578	157,814	1,291	825	-	-	-	-	221,508
4 Watch	45,272	200,990	5,351	413	-	8	-	-	252,034
5 Special Mention	20,613	18,609	590	-	-	-	-	-	39,812
6 Substandard	20,022	18,037	5,873	948	-	-	-	-	44,880
7 Doubtful	69	-	-	38	-	-	-	-	107
8 Loss	-	-	-	-	-	-	-	-	-
Subtotal	$169,935	419,180	13,302	5,155	-	726	-	-	608,298
9 and not rated	28,640	13,873	221,973	88,803	173,412	26,444	4,247	5,540	562,932
Total	$198,575	433,053	235,275	93,958	173,412	27,170	4,247	5,540	1,171,230

Credit Quality Indicator Analysis as of December 31, 2010

	Commercial and industrial	Commercial mortgage	Residential mortgage - first position	Residential mortgage - second position	Consumer - indirect	Consumer - other	Loans held for sale	Deferred Fees and Costs	Total
1-Superior	$11,367	-	-	-	-	155	-	-	11,522
2-Good	13,273	24,233	217	3,678	-	-	-	-	41,401
3 Satisfactory	70,400	165,350	1,015	1,338	-	-	-	-	238,103
4 Watch	50,579	193,960	5,829	459	-	5	-	-	250,832
5 Special Mention	17,984	17,235	981	844	-	-	-	-	37,044
6 Substandard	20,985	17,594	3,720	881	-	-	-	-	43,180
7 Doubtful	-	-	-	38	-	-	-	-	38
8 Loss	-	-	-	-	-	-	-	-	-
Subtotal	$184,588	418,372	11,762	7,238	-	160	-	-	622,120
9 and not rated	28,119	16,415	221,191	89,178	181,481	26,277	14,113	5,962	582,736
Total	$212,707	434,787	232,953	96,416	181,481	26,437	14,113	5,962	1,204,856

A summary of information regarding nonaccruing loans and other nonperforming assets as of March 31, 2011, December 31, 2010, and March 31, 2010 follows (in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010

Accruing loans 90 days or more delinquent	$208	1,590	1,085
Nonaccruing loans	22,760	21,243	24,052

Total nonperforming loans	22,968	22,833	25,137
Other real estate owned	3,836	4,291	2,669
(less write-down of other real estate owned)	(551)	(551)	(53)

Total nonperforming assets	$26,253	26,573	27,753

(3) Loans and Allowance for Loan Losses (continued)

The following tables presents, as of March 31, 2011 and December 31, 2010, additional details about the loan portfolio in the form of an aging analysis of the loan portfolio. Amounts exclude deferred fees and costs (in thousands).

Aging Analysis as of March 31, 2011

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$ 504	214	4,448	5,166	193,409	198,575	28	4,420
Commercial mortgages	2,970	-	12,194	15,164	417,889	433,053	-	12,194
Residential-first Lien	4,243	-	5,061	9,304	225,971	235,275	-	5,061
Residential -junior Lien	130	46	1,085	1,261	92,697	93,958	-	1,085
Consumer:
Automobile -Indirect	1,364	489	155	2,008	171,404	173,412	155	-
Other	196	46	25	267	26,903	27,170	25	-
Loans held-for-sale	-	-	-	-	4,247	4,247	-	-
Total	$ 9,407	795	22,968	33,170	1,132,520	1,165,690	208	22,760

Aging Analysis as of December 31, 2010

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$ 2,587	542	4,295	7,424	205,283	212,707	225	4,070
Commercial mortgages	2,720	-	11,445	14,165	420,622	434,787	413	11,032
Residential-first Lien	3,621	1,487	5,851	10,959	221,994	232,953	627	5,224
Residential -junior Lien	215	106	948	1,269	95,147	96,416	31	917
Consumer:
Automobile -Indirect	1,786	815	268	2,869	178,612	181,481	269	-
Other	352	160	25	537	25,900	26,437	25	-
Loans held-for-sale	-	-	-	-	14,113	14,113	-	-
Total	$ 11,281	3,110	22,832	37,223	1,161,671	1,198,894	1,590	21,243

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the quarterly	the year	the quarterly
	period ended	ended	period ended
	March 31,	December 31,	March 31,
	2011	2010	2010

Recorded investment at period end	$22,760	21,655	24,052
Impaired loans with specific related allowance at period end	$3,680	3,116	3,479
Amount of specific related allowance at period end,	$933	674	1,334
Average investment during the period (1)	$22,069	21,862	21,300
Interest income recognized on a cash basis during the period	$ not meaningful	35	not meaningful

(1)

Three months ended March 31; Twelve months ended December 31

(3) Loans and Allowance for Loan Losses (continued)

The details of impaired loans as of March 31, 2011 and December 31, 2010 follow (in thousands)

March 31, 2011

	Recorded Investment	Unpaid principal balance	Specific Related Allowance	Average Recorded Investment	Interest income Recognized
With no specific allowance
Commercial and industrial	$ 2,912	3,360	-	3,697	-
Commercial mortgage	10,745	11,081	-	10,889	-
Residential mortgage - first position	4,392	4,520	-	4,807	-
Residential mortgage - second position	831	852	-	775	-
Consumer - other	200	200	-	200	-
Subtotal	19,080	20,013	-	20,368	-
With specific allowance
Commercial and industrial	1,508	1,724	705	754	-
Commercial mortgage	1,449	3,023	80	724	-
Residential mortgage - first position	669	673	101	335	-
Residential mortgage - second position	54	56	47	27	-
Subtotal	3,680	5,476	933	1,840	-
Total	$ 22,760	25,489	933	22,208	-
Summary by portfolio:
Commercial	$ 16,614	19,188	785	16,064	-
Residential	5,946	6,101	148	5,944	-
Consumer and other	200	200	-	200	-
2010 Total	$ 22,760	25,489	933	22,208	-

December 31, 2010

	Recorded Investment	Unpaid principal balance	Specific Related Allowance	Average Recorded Investment	Interest income Recognized
With no specific allowance
Commercial and industrial	$ 3,177	3,598	-	5,741	-
Commercial mortgage	10,107	10,446	-	9,949	34
Residential mortgage - first position	4,391	4,476	-	1,988	1
Residential mortgage - second position	664	668	-	642	-
Consumer - other	200	200	-	100	-
Subtotal	18,539	19,388	-	18,420	35
With specific allowance
Commercial and industrial	1,305	1,343	449	2,037	-
Commercial mortgage	924	2,489	51	1,070	-
Residential mortgage - first position	833	835	124	291	-
Residential mortgage - second position	54	56	50	44	-
Subtotal	3,116	4,723	674	3,442	-
Total	$ 21,655	24,111	674	21,862	35
Summary by portfolio:
Commercial	$ 15,513	17,876	500	18,797	34
Residential	5,942	6,035	174	2,965	1
Consumer and other	200	200	-	100	-
2010 Total	$ 21,655	24,111	674	21,862	35

(4) Loan Servicing Assets

The Company services first-lien, residential loans for Freddie Mac, and certain commercial loans as lead participant.  The associated servicing rights (assets) entitle the Company to a future stream of cash flows based on the outstanding principal balance of the loans and contractual servicing fees.  Failure to service the loans in accordance with contractual requirements may lead to a termination of the servicing rights and the loss of future servicing fees.

The Company services all loans for FHLMC on a non-recourse basis; therefore, its credit risk is limited to temporary advances of funds to FHLMC, while FHLMC retains all credit risk associated with the loans.  Commercial loans are serviced on a non-recourse basis, whereby the Company is subject to credit losses only to the extent of the proportionate share of the loan’s principal balance owned.

The Company’s contract to sell loans to FHLMC and to the Federal Housing Administration (FHA) via third-parties contain certain representations and warranties that if not met by the Company would require the repurchase of such loans.  The Company has not historically been subject to a material volume of repurchases nor is it currently.

Gross servicing fees earned by the Company for the three-month periods ended March 31, 2011 and 2010, respectively, amounted to $346,000 and $329,000.  These fees are included in net mortgage servicing income on the statements of income.

(4)   Loan Servicing Assets (continued)

The following table presents the changes in loan servicing assets for the three-month periods ended March 31, 2011 and 2010, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2011		2010
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Balance at January 1,	$2,222	$ 3,418	$1,797	$ 2,893
Originations	155		192
Amortization	(124)		(131)
Balance at March 31,	$2,253	$ 3,465	$1,858	$ 2,736

(5) Capital Changes

At the Company’s Annual Meeting on April 13, 2011, shareholders authorized 4,000,000 shares of preferred stock, and an increase in the number of authorized common shares to 4,000,000.  These had no impact on the financial statements as of March 31, 2011, and will be reflected in the June 30, 2011 condensed consolidated financial statements.

(6) Dividend

On January 12, 2011, the Board of Directors declared a semi-annual $5.70 per share dividend on common stock to shareholders of record on January 22, 2011. The dividend was paid on February 1, 2011.

(7) Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2011 and 2010 follow (dollars in thousands, except per share data):

Three months

Ended March 31,

	2011	2010
Basic Earnings Per Share:
Net income applicable to common shareholders	$4,339	3,517
Weighted average common shares outstanding	472,143	470,838
Basic earnings per share	$9.19	7.47

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,339	3,517
Weighted average common shares outstanding	472,143	470,838
Effect of assumed exercise of stock options	8,448	7,923
Total	480,591	478,761
Diluted earnings per share	$9.03	7.35

(8) Segment Information

The Company is organized into three reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three-month periods ended March 31, 2011 and 2010 follows (dollars in thousands).

	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$14,823	3	3	(6)	14,823
Non-interest income	6,022	736	1,037	(603)	7,192

Total revenues	20,845	739	1,040	(609)	22,015

Provision for loan losses	750	-	-	-	750
Intangible amortization	50	-	172	-	222
Other operating expenses	13,956	571	744	(172)	15,099

Total expenses	14,756	571	916	(172)	16,071

Income (loss) before tax	6,089	168	124	(437)	5,944
Income tax	1,605	64	45	(109)	1,605

Net income (loss)	$4,484	104	79	(328)	4,339

Total identifiable assets	$1,696,785	6,603	16,582	(8,646)	1,711,324

	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$14,492	4	(1)	(8)	14,487
Non-interest income	5,410	769	1,004	(769)	6,414

Total revenues	19,902	773	1,003	(777)	20,901

Provision for loan losses	2,425	-	-	-	2,425
Intangible amortization	55	-	194	-	249
Other operating expenses	12,200	461	950	(150)	13,461

Total expenses	14,680	461	1,144	(150)	16,135

Income (loss) before tax	5,222	312	(141)	(627)	4,766
Income tax	1,249	122	(41)	(81)	1,249

Net income (loss)	$3,973	190	(100)	(546)	3,517

Total identifiable assets	$1,598,187	7,515	17,538	(10,184)	1,613,056

(9) Interest Rate Swap Agreement

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

(10) Fair Values of Financial Instruments

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$216,368	216,368	138,229	138,229
Securities, available-for-sale and held-to-maturity(1)	$277,554	282,310	272,336	276,856
Loans-net	$1,155,320	1,201,458	1,189,221	1,245,838
Loan servicing assets	$2,253	3,465	2,222	3,418

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$1,047,714	1,047,714	984,940	984,940
Time deposits	$475,186	452,421	488,390	494,654
Borrowings	$-	-	330	328
Junior subordinated debentures	$51,547	52,702	51,547	52,866

Other financial instruments:
Interest rate swap agreements	$187	187	(933)	(933)
Letters of credit	$(104)	(104)	(127)	(127)

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

(10) Fair Values of Financial Instruments (continued)

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at March 31, 2011 and 2010, and the sensitivity of such values to changes in those assumptions are summarized in the 2010 Annual Report and are substantially unchanged.

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

Junior Subordinated Debentures

There is no trading market for the Company’s debentures.  Therefore the fair value of junior subordinated debentures is determined using an expected present value technique. The fair value of the adjustable-rate debentures approximates their face amount, while the fair value of fixed-rate debentures is calculated by discounting scheduled cash flows through the debenture’s estimated maturity using current market rates.

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

(11) Fair Values Measurements

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at March 31, 2011, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$ 502	-	-	502
U.S. government sponsored
enterprise obligations	-	44,959	-	44,959
State and municipal obligation	-	66,950	-	66,950
All other	-	1,365	995	2,360
Total assets	$ 502	113,274	995	114,771

Liabilities
Interest rate swap agreement	$ -	187	-	187
Letters of credit	-	104	-	104
Total liabilities	$ -	291	-	291

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	4,247	-	4,247
Collateral dependent impaired loans	-	-	3,680	3,680
Other assets
Other real estate owned	-	-	3,285	3,285
Loan servicing assets	-	-	2,253	2,253
Total assets	$ -	4,247	9,218	13,465

(11) Fair Values Measurements (continued)

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis at March 31, 2010, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$ 501	-	-	501
U.S. government sponsored
enterprise obligations	-	36,577	-	36,577
State and municipal obligation	-	79,446	-	79,446
All other	-	1,366	1,004	2,370
Total assets	$ 501	117,389	1,004	118,894

Liabilities
Interest rate swap agreement	$ -	1,330	-	1,330
Letters of credit	-	119	-	119
Total liabilities	$ -	1,449	-	291

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$ -	7,661	-	7,661
Collateral dependent impaired loans	-	-	3,479	3,479
Other assets
Other real estate owned	-	-	2,616	2,616
Loan servicing assets	-	-	1,858	1,858
Total assets	$ -	7,661	7,953	15,614

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- month periods ended March 31, 2011 and 2010 (in thousands).

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Securities available for sale, beginning of period	$958	$972
Unrealized gain included in other comprehensive income	37	32
Securities available for sale, end of period	$995	$1,004

(12) Accounting Pronouncements Implemented in the Current Year

We implemented the following Accounting Standards Updates (ASU) as of January 1, 2011 with no impact to our financial condition or results of operations:

ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force). ASU201-29 specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report.

Critical Accounting Estimate

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given the lack of an active and liquid market for a small number of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2010 Annual Report.

Financial Overview

Diluted earnings per common share for the first quarter of 2011 rose 22.9% to $9.03 from $7.35 in the same quarter of 2010. Net income in these periods was $4.3 million and $3.5 million, respectively. Total assets at March 31, 2011 were $1,711.3 million compared to $1,661.5 million at December 31, 2010 and $1,613.1 million at March 31, 2010.

The current quarter’s earnings, as compared with the first quarter of 2010, reflected a continued rise in total revenues (net interest income and other income) and lower provision for loan losses, offset by higher operating expenses.  Net interest income improved due to higher balances, but was negatively impacted by a narrowing of the net interest margin. The lower provision for loan losses occurred due to improved credit quality conditions. Other income improved due to trust and investment income as well as income from our investment in Cephas Capital Partners.  Increases in operating expenses reflected our continued franchise growth.

The current quarter’s balance sheet growth occurred almost exclusively in federal funds sold, funded by strong deposit growth.   The investment portfolio increased modestly.  The loan portfolio declined nearly 3% on lackluster demand in all loan portfolios combined with lower commercial line of credit usage.  Off-balance sheet, both the book value and fair value of Assets under Administration increased, reflecting new customer accounts and assets and continued strong stock market performance.

We are encouraged by the continued growth in deposits as a reflection of the strength of our franchise. However, we expect that without a reasonable turnaround in loan demand, net interest margin, accounting for over two-thirds of revenue, will continue to decline due to the investment of these excess deposits in low-yielding federal funds.

Financial Condition (three months ended March 31, 2011)

At March 31, 2011, total assets were $1,711.3 million, up $49.8 million or 3.0% from $1,661.5 million at December 31, 2010.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $216.4 million, rising $78.1 million on strong deposit growth and declines in loan portfolio balances.

The securities portfolio grew $5.1 million or 1.9% from December 31, 2010. In contrast to much of 2010, we experienced fewer security calls (i.e., issuers repaid debt obligations before their stated maturities).   This, along with modest increases in market interest rates, afforded us the opportunity to grow the portfolio and invest excess deposits.  Considering the current low loan demand and high federal funds sold balance, we intend to grow the investment portfolio in the coming quarters to improve overall interest margin. Our ability to do so will be restricted by the supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (71.0% of total at March 31, 2011) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at March 31, 2011, that there are none considered to be other than temporarily impaired.

Much continues to be written about high debt loads of municipalities and other government entities.  There has been concern from time to time of the possibilities of default given the budget pressures, including structural deficits, that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in NYS obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At March 31, 2011, 91% of the portfolio was rated A or better, 4% BBB, and 5% was unrated. In addition, 96% of the obligations were backed by third-party credit support, and 97% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at March 31, 2011.

Loans, exclusive of loans held for sale, fell $23.3 million during the first quarter of 2011 with the gross portfolio totaling $1,171.2 million compared to $1,204.9 million at December 31, 2010. This decline’s timing is consistent with the first quarter of 2010, when we experienced a $7.9 million decline in the portfolio. However, the size and scale of 2011’s decline was not anticipated and came across all loan types.  Commercial and industrial loans fell the greatest ($14.2 million).  This drop was mainly caused by a combination of seasonal paydowns of lines of credit and lower borrowing demand overall. Indirectly originated automobile loans, the other main contributor to the declining loan balance, fell $8.1 million. During this quarter we saw a resurgence of lending by captive auto finance companies, national and regional banks, and the U.S. government’s majority-owned Ally Bank, which, with its declining funding costs, low effective tax rate, and exclusive or partially-exclusive financing agreements with GM and Chrysler, controls a substantial portion of the auto-finance supply and can offer lower interest rates on loan products.  In the coming quarter we expect a return to modest growth in each of the portfolios. Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at March 31, 2011, were $1,522.9 million and were up $49.6 million from December 31, 2010 with nearly all of the growth coming from governmental entities.  Growth occurred mostly in money-market accounts.  We continued to experience declines in consumers’ time deposits, and expect that to recur through 2011 as a result of the generally low interest rate environment, in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits were redeposited in money-market and savings accounts, our overall deposit balances were not impacted, but our interest costs declined. We expect municipal deposits, which increased this quarter consistent with seasonal fluctuations, to decline in the coming quarter.  We expect consumer and commercial deposits to grow modestly.

As expected, total borrowings fell $0.3 million during the quarter due to the scheduled final payment on the Genesee Valley Trust Company acquisition. We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of consumer and business deposit inflows should be sufficient to fund the increases we expect in earning assets and the deposit outflows of municipalities.

Results of Operations (three months ended March 31, 2011)

Net interest income increased $0.3 million or 2.3% for the quarter over the same quarter in 2010, reflecting the positive impact of the balance sheet's year-over-year growth, offset by a narrowing of interest rate margin and spread. With general interest rates remaining low we have seen both asset yields and liability costs fall as maturing products are replaced at lower interest rates.  However, given the very low interest rate environment, we’re finding it increasingly difficult to lower rates on deposit products, yet rates continue to fall on earning assets, thus negatively impacting our interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2010, the overall growth in interest-earning assets and interest-bearing liabilities had a $0.5 million positive impact on net interest income, and the change in rates had a $0.2 million negative impact. Net interest margin was 3.96% for the first quarter of 2011, down from 4.17% during the same quarter in 2010 and down from 4.20% in the fourth quarter of 2010.  As we discussed in our 2010 Annual Report, we expect net interest income (revenue) to increase year-on-year due to our balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of a higher rate environment and flattening yield curve towards the second half of the year.

Summary tax-equivalent net interest income information for the three-month periods ended March 31, 2011 and 2010 follows (dollars in thousands).

		2011			2010
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-bearing deposits and fed funds	$149,061	$ 95	0.25%	78,040	55	0.28%
Securities	273,795	2,937	4.29	276,357	3,218	4.66
Loans, net	1,163,759	16,079	5.53	1,128,808	16,219	5.75
Total interest-earning assets	1,586,615	$ 19,111	4.82%	1,483,205	19,492	5.26%
Non interest –earning assets	104,626			105,661
Total assets	$1,691,241			1,588,866

Total deposits	$1,312,983	$ 2,676	0.82%	1,226,183	3,224	1.05%
Total debt	51,661	745	5.77	60,524	822	5.43
Total interest-bearing liabilities	1,364,644	$ 3,421	1.00%	1,286,707	4,046	1.26%
Non-interest bearing liabilities	203,231			190,844
Equity	123,366			111,315
Total liabilities and equity	$1,691,241			1,588,866

Interest rate spread			3.82%			4.00%
Net interest margin		$ 15,690	3.96%		15,446	4.17%

The provision for loan losses was $0.8 million for the quarter, significantly lower than the $2.4 million for the same quarter last year. The lower provision in the 2011 quarter was mostly driven by stable asset quality, lower net charge-offs, and a decline in the overall loan portfolio balance. The higher provision in 2010 was mostly attributable to an impairment provision on a commercial and industrial loan. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total other income for the quarter ended March 31, 2011 increased 12.1% to $7.2 million from $6.4 million in 2010.  Service charges on deposit accounts were relatively unchanged with lower revenues from our Courtesy Limit product offset by higher revenues for electronic banking services.  Changes in banking regulations for overdraft payment services, requiring affirmative customer opt-in and other limits on charges were effective in the middle of 2010, reducing year-over-year revenue.  Account maintenance service charges (included in service charges) were down slightly year-on-year due to higher customer balances offsetting their periodic fees. Electronic banking services (debit and ATM card revenues) continued to increase with consumers shifting from cash and checks to electronic transactions.  A consequence of the passage of Financial Reform Act is the potential negative impact on debit card interchange income.  The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company.  However, the Company contracts with large debit card processors with which we have relatively weak bargaining power.  It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company from this $3.4 million per year revenue source.  The Federal Reserve Board has until July 2011 to complete its regulations, so the ultimate timing and extent of impact to the Company is unknown.

Trust and investment services income grew 10.4% to $3.1 million for the 2011 quarter compared to $2.8 million for the same quarter in 2010. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets.  The stock market’s improved performance through the latter half of the first quarter bolstered fee income. We anticipate book value growth to continue into the coming quarters with year-over-year growth rates expected to be in the 10% range, We anticipate fair value growth will at least mirror book value growth.

Assets Under Administration as of (in thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010

Book value	$ 1,717,495	1,658,111	1,599,944

Fair value	$ 1,928,261	1,830,549	1,706,409

The net gain on sale of mortgages was unchanged in 2011 from 2010 at $0.4 million.  Poor weather and the continued slow pace of economic improvement in the housing sector in our region, led to fewer home purchase financings in the first quarter of 2011 compared to the same quarter in 2010.  However, this was offset by a slight increase in refinanced mortgages, resulting in only a modest decrease in total mortgage closings (See table below).  Entering the beginning of the home selling season in our region, we expect closings in the coming quarter to be higher than this quarter’s, but much lower than the same quarter last year when government stimulus programs resulted in much higher than normal activity.  This will also lead to a lower net gain on sale of mortgages in the second quarter of 2011 compared to 2010.

CNB Mortgage Closed Loans by Type For the three-month periods ended March 31, (dollars in thousands)

	2011	2010
Purchase money mortgages	$17,862	23,535
Refinance mortgages	26,700	22,303
Total mortgage originations	$44,562	45,838

Percentage of loans retained in portfolio	21.4%	26.8%

Loan servicing fee income continued to rise and we expect this trend to continue as long as rates remain historically low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The amount of loans serviced for them stood at $446.0 million at March 31, 2011 compared to $399.1 million at March 31, 2010.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $115.2 million at March 31, 2011 compared to $127.3 million at March 31, 2010.

Other operating income grew nearly $0.4 million in the first quarter of 2011 compared to the same quarter in 2010.  Of this amount, $0.3 million was due to earnings from our investment in Cephas Capital Partners which is in a wind down phase.  We expect continued earnings from this investment during the year, however the extent and timing cannot be determined, since it is dependent on the successful liquidation of underlying investments.

Total operating expenses grew 11.8% or $1.6 million for the quarter ended March 31, 2011, compared to the same three-month period in 2010. All major categories increased, and were consistent with the growth in our franchise-loans, deposits, assets under administration, etc.  The largest component increase was in salaries and employee benefits reflecting the addition of new staff and raises for incumbents. We expect similar results for the second quarter of the year.

Occupancy costs have increased with the addition of new offices including our newest banking office in the Town of Webster, New York.  Marketing and public relations expenses have increased due to an increase in television advertising, and continued promotional activities in Sarasota, Florida related to our trust business.  Technology and data processing expenses, professional and other services expenses, and office supplies and related expenses have increased consistent with the franchise growth.

The quarterly effective tax rate was 27.0% in 2011 and 26.0% in 2010.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will continue to rise through 2011 due to lower tax-exempt income from declining interest rates on these bonds.

Liquidity

There has been no material change from December 31, 2010 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At March 31, 2011 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold, continued deposit inflows and the slow pace of loan growth and investment purchases, we foresee no borrowings in the next quarter.

For the three months ended March 31, 2011, cash flows from all activities provided $78.1 million in net cash and cash equivalents versus $56.4 million for the same period in 2010.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $14.2 million in 2011 versus $3.1 million in 2010.  Both the largest source and use of operating cash in 2011 and 2010 were loans held for sale with origination activity in both years fairly similar, but with higher sale proceeds in 2011 due to a high year-end 2010 balance of loans held for sale. Excluding the effect of loans held for sale, operating activities provided $4.4 million cash for the three-month period in 2011 and $4.1 million in 2010.

During the first quarter of 2011, investing activities provided $17.4 million in cash and equivalents compared to $6.9 million in 2010. Significant investing activities in both periods occurred in the loan and securities portfolios.  During both years the loan portfolios were a source of funding as principal collections exceeded net new loan originations. Net securities activities used cash in 2011 (increased the portfolio). In 2010, maturities and calls of higher yield investments equaled our new investments.

Cash provided by financing activities was $46.5 million in 2011 versus $46.3 million in 2010. The main contributor in both years was deposit activity.

For the remainder of 2011, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is expected to come mainly from Monroe and Ontario Counties’ consumers and businesses.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information disclosed in our 2010 Annual Report.

Also, as discussed more fully in our 2010 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	March 31, 2011	December 31, 2010

	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$119,400	101,481
Commercial real estate and construction	$34,418	31,826
Residential real estate at fixed rates	$1,203	3,871
Home equity lines of credit	$159,986	150,085
Unsecured personal lines of credit	$16,361	16,662
Standby and commercial letters of credit	$8,584	8,180
Commitments to sell real estate loans	$4,247	14,113

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2011, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2010, and management anticipates no change in this classification for the foreseeable future

On September 12, 2010, the Basel Committee on Banking Supervision released its proposal for revising capital requirements for internationally active financial institutions. These new standards are called Basel III.  As a signatory to this proposal, the United States banking regulators will be revising capital standards for financial institutions in the U.S.  Accordingly, our capital standards will change.  However, regulators have not released any new standards and are not expected to do so for some time.  Furthermore, the international standards do not become fully effective until 2018, which is likely when the U.S. standards would become fully effective.  It is too early to determine whether there will be any material impact to the Company.

In order to ensure the Company has the capital tools available to it to react to regulatory changes, on April 13, 2011, shareholders approved an increase in the number of authorized common shares, and the authorization of a new class of preferred stock.  We do not contemplate issuing preferred stock in the foreseeable future.  Additional shares of common stock might be issued in consideration of stock-based compensation plans, stock-splits, or stock dividends.

Credit-Related Information Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	March 31,	December 31,	March 31, ,
	2011	2010	2010

Allowance as a percentage of total period end loans	1.36%	1.30%	1.26%

Allowance as a percentage of non-performing loans	69.3%	68.5%	57.6%

Net charge-offs to average loans (annualized)	0.16%	0.40%	0.76%

Non-performing loans to total period-end loans	1.97%	1.90%	2.19%
Non-performing assets to total period-end
loans and other real estate	2.25%	2.21%	2.42%

The provision for loan losses for the three-month period ended March 31, 2011 was significantly lower than the same period in 2010, reflecting lower loan growth and improved credit quality compared to 2010. The balance in the allowance for loan losses increased during the quarter as a result of higher quantitative factors from the eight-quarter loss migration applied to the commercial mortgage and the consumer indirect portfolio.  Conversely the allowance associated with commercial and industrial loans was reduced due to portfolio improvement, lower quantitative factors, and a decline in the portfolio’s balance. As discussed more fully in the 2010 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2011 is adequate at $15.9 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the first quarter of 2011 were $0.5 million, compared to $2.2 million in the first quarter of 2010.  Net charge-offs to average loans fell in 2011 to a lower than average 16 basis points compared to 76 basis points in 2010. The 2010 figure was high due to a large charge-off on an impaired commercial loan with an impaired reserve. In the coming quarter, we anticipate annualized net charge-offs in the 20-35 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $23.0 million at March 31, 2011, up slightly from $22.8 million at year end, but down from $25.1 million at March 31, 2010.  The general decline in non-performing loans during twelve month period came mainly in commercial and industrial loans to due improvement in one significant relationship.  Non-performing first lien residential loans increased year over year, due to an increase in the number of borrowers unable to make timely principal payments or property tax payments.

Though a comparatively modest amount, other real-estate owned has also increased during the twelve month period, but is down from year end 2010 due to property liquidations. Given the current economic climate and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

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

As of March 31, 2011 there were two lending relationships, one totaling $5.0 million and one totaling $0.3 million, that were considered  TDR’s due to the nature of the concessions granted due to the borrower. These balances are included in non-performing loans. For the largest one, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer was in compliance with the terms of the forbearance agreement which expired on March 31, 2011. We have renewed the forbearance agreement for an additional 24 months with higher monthly payments than under the previous agreement.

Following the implementation of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which was issued in April 2011, and is discussed below, it is possible we will experience an increase in the volume of loans considered TDR’s.

Impaired Loans

Total impaired loans declined from March 31, 2010 due to improvements in commercial and industrial loans.  Since December 31, 2010, total impaired loans increased $1.1 million mostly due to a handful of small commercial real estate relationships. At March 31, 2011 we identified a total of 96 loans totaling $22.8 million that were considered impaired.  Of these, 17, with a balance outstanding of $3.7 million had specific reserves calculated through a detailed analysis amounting to $0.9 million. The remaining 79 loans totaling $19.1 million were evaluated for impairment on a collective basis.

Albeit modest, we do see signs of improving regional economic conditions, but their positive impact will take time to be realized.  We can anticipate more loans, though we know of no material ones that will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period. Accordingly we do not expect the level of impaired loans to substantially decline during the June 30, 2011 quarter.

Impact of Financial Regulation Legislation

Management continues to navigate the myriad regulations and pronouncements resulting from the July 21, 2010 passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). Most of the major regulations have yet to be enacted, but planning and managing their implementation requires considerable forethought.  Our employees are working tirelessly to develop cost-effective solutions.  Items of particular concern include the following:

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

Proposed regulations on “minimum standards for mortgages” in section 1141 of the Financial Reform Act and related proposed amendments to Regulation Z would prohibit our offering of our popular three-year callable mortgage.  This product has been successfully managed by our borrowers for years, and has allowed us to finance their home purchases using an interest-rate risk managed product whose yield matches our cost of funds.  This contrasts to the typical 30-year fixed rate mortgage, which if placed on a bank’s balance sheet is funded by short-term deposits, leading to a significant asset-liability mismatch, and a high interest rate risk, a risk we do not want to take.

In the first quarter of 2011, the FDIC finalized its new assessment system in accordance with the Financial Reform Act.  The changes will go into effect beginning with the second quarter and will be assessed against our prepayments to the FDIC at the end of September 2011. The FDIC Board approved a final rule that changes the assessment base for deposit insurance, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund.  The rule -- as mandated by the Dodd-Frank Act -- finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. As mandated by the Financial Reform Act, the rule changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity. The rule defines tangible equity as Tier 1 capital. The rule lowers overall assessment rates in order to generate the same approximate amount of insurance premiums under the new larger base as was raised under the old base. The largest banks (over $10 billion in assets) are expected to pay higher insurance premiums, while smaller banks, ours included, should see lower relative premiums. Using an assessment calculator provided by the FDIC and data from our December 31, 2010 assessment, we estimate our annualized premiums may fall as much as $1.0 million.

Recent Fiscal Matters

On March 31, 2011, the New York State Legislature enacted the state’s fiscal 2012 budget.  Among provisions of the law was the permanent enactment of the state’s income tax regime for banks. These provisions previously sunsetted, by law, on a periodic basis, making state tax planning difficult and uncertain. While we do not expect this change to have an immediate impact, we believe the stability provided by the regime’s permanence will lead to more efficient tax planning and compliance.

Recent Accounting Standards to be implemented in Future Periods

The following presents a summary of Accounting Standards Updates (ASU’s), exclusive of technical correction ASU’s that will be subject to implementation in future periods.

ASU 2011-02.  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, issued April, 2011.   The amendments in this Update clarify the guidance on a creditor’s evaluation of whether it has granted a concession. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1. The restructuring constitutes a concession and 2. The debtor is experiencing financial difficulties. The amendments in this Update are effective for us for the third quarter of 2011, and are to be applied retrospectively to the beginning of 2011. We have not analyzed the impact of adopting these amendments.  However, following adoption, we may identify loans that are newly considered impaired. For purposes of measuring impairment of those loans, we will apply the amendments prospectively for the third quarter of 2011.

ASU 2011-03. Reconsideration of Effective Control for Repurchase Agreements, issued April 2011. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.

Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for us on January 1, 2012. Since the Company does not currently engage in these types of transactions, the Update should have no impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2010 Annual Report, we predicted market interest rates for 2011 would remain fairly steady for most of the year at current historic lows with an increase in the fourth quarter of the year.  Upon review of recent economic, fiscal, and monetary reports, including a review of the Federal Open Market Committee’s minutes, we have not changed our prediction.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at March 31, 2011 and December 31, 2010.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)
	2011	2010
+200	(1)%	(2)%%
+100	(4)	(3)
No change	-	-
-100	(1)	(2)
-200	(1)	(2)

Our model suggests our interest rate risk has increased slightly from year end for a smaller upward change in rates (+100 basis points), and improved slightly for larger change in rates both upward and downward. Our exposure to smaller increasing rates has increased, because, if interest rates move upward our liability costs (deposits and borrowings) will rise faster than our asset yields. We also believe this is the most likely scenario with rates more likely to rise than fall. Our decreased exposure in a downward rate scenario is due principally to loans which have reached floor interest rates.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2011, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change to the risk factors disclosed in the 2010 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly period indicated in 2011, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award, the Canandaigua National Corporation Employee Stock Ownership Plan (ESOP) and the Canandaigua National Corporation for treasury.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  Shares repurchased by Company are not part of a publicly announced plan or program.  The Bank, ESOP, and Company purchase prices per share were determined based on the most recent price established at the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales occur when corporate needs require the use of shares and there are none available in the market at the time.

Purchases and Sales of Equity Securities for the year to date through March 31, 2011

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2011	50	$ 383.38	Treasury

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other information

Unresolved Staff Comments

None

Common Stock Trades

While the Company's stock is not actively traded, from time to time, shareholders sell shares to interested persons in sealed-bid public auctions administered by the Bank’s Trust Department at the request of selling shareholders. Our stock is not listed with a national securities exchange. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock. The following table sets forth a summary of transactions by selling shareholders and bidders in the Company's common stock during each period for transactions that were administered by the Bank’s Trust Department:

Date of Transaction	Number of Shares Sold	Average Price Per Share	Highest Accepted Bid	Lowest Accepted Bid

February 24, 2011	737	$ 399.56	$ 428.82	$ 394.77

Although the Company’s common stock is not listed with a national securities exchange, it trades sporadically on the Over-the-Counter Bulletin Board System under the symbol CNND or CNND.OB. The following table sets forth a summary of information about these trades. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's stock.

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

Period	Number of Shares Transacted	Quarterly Average Sales Price	Quarterly High Sales Price	Quarterly Low Sales Price

1st Quarter, 2011	634	$ 341.02	$ 354.00	$ 335.00

Item 6. Exhibits

	Exhibit	Where exhibit may be found:

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed herewith

(3.ii.)	By-laws of the Registrant, as amended	Filed herewith

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.7)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company, and the Shareholders of Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended September 30, 2010*

(10.8)	Asset purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended September 30, 2010*

(10.9)	Amendment to Asset purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009*

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan	Filed herewith

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 8 to the Condensed Consolidated Financial Statements

Item 6. Exhibits (continued)

Exhibit	Where exhibit may be found:

(24)	Form of Power of Attorney for filing Forms 3, 4, 5 and 13 under 1934 Act	Filed as an Exhibit to Form 10-K for the year ended December 31, 2010

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 5, 2011	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
Chairman and Chief Executive Officer

May 5, 2011	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer