Form 10-Q/A
period 2011-06-30
CANANDAIGUA NATIONAL CORP
filed 2011-09-16
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

The registrant had 471,973 shares of common stock, par value $20.00, outstanding at July 24, 2011.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2011

PART I FINANCIAL INFORMATIONItem 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2011 and December 31, 2010 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$31,411	28,951
Interest-bearing deposits with other financial institutions	3,570	4,200
Federal funds sold	160,839	105,078
Securities:
- Available for sale, at fair value	118,318	113,995
- Held-to-maturity (fair value of $155,250 in 2011 and $160,401 in 2010)	150,245	155,881
Loans - net	1,160,101	1,189,221
Premises and equipment – net	14,794	14,370
Accrued interest receivable	6,284	6,337
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,656	2,460
Goodwill	8,818	8,818
Intangible assets	5,280	5,724
Prepaid FDIC Assessment	4,029	5,175
Other assets	23,549	21,294
Total Assets	$1,689,894	1,661,504

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$209,506	186,289
Interest bearing	156,412	150,360
Savings and money market	676,744	648,291
Time	451,926	488,390
Total deposits	1,494,588	1,473,330
Borrowings	-	330
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	12,860	12,503
Total Liabilities	1,558,995	1,537,710

Stockholders' Equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $20.00 par value; 4,000,000 shares
authorized, 486,624 shares issued in 2011 and 2010	9,732	9,732
Additional paid-in-capital	8,826	8,823
Retained earnings	116,460	109,768
Treasury stock, at cost (14,651 shares at June 30, 2011)
and 14,437 at December 31, 2010)	(4,819)	(4,728)
Accumulated other comprehensive income, net	700	199
Total Stockholders' Equity	130,899	123,794
Total Liabilities and Stockholders' Equity	$1,689,894	1,661,504

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six month periods ended June 30, 2011 and 2010 (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
Interest income:
Loans, including fees	$16,177	16,901	$32,256	33,120
Securities	2,010	2,210	4,080	4,469
Federal funds sold and other	115	58	210	113
Total interest income	18,302	19,169	36,546	37,702
Interest expense:
Deposits	2,415	2,963	5,091	6,187
Borrowings	-	96	-	173
Junior subordinated debentures	742	732	1,487	1,477
Total interest expense	3,157	3,791	6,578	7,837
Net interest income	15,145	15,378	29,968	29,865
Provision for loan losses:	140	525	890	2,950
Net interest income after provision for loan losses	15,005	14,853	29,078	26,915

Other income:
Service charges on deposit accounts	2,722	2,742	5,307	5,297
Trust and investment services income	3,117	2,598	6,216	5,404
Net gain on sale of mortgage loans	443	542	810	910
Loan servicing income, net	243	215	466	413
Loan-related fees	56	82	165	151
(Loss) on calls of securities, net	(96)	(99)	(97)	(104)
Other operating income	434	407	1,244	830
Total other income	6,919	6,487	14,111	12,901

Operating expenses:
Salaries and employee benefits	7,824	7,247	15,825	14,520
Occupancy, net	1,883	1,781	3,716	3,439
Technology and data processing	1,109	981	2,151	1,905
Professional and other services	896	1,093	1,803	1,864
Marketing and public relations	639	595	1,308	1,150
Office supplies, printing and postage	362	349	776	719
Intangible amortization	222	248	444	497
Other real estate operations	178	190	406	414
Other operating expenses	1,722	1,603	3,727	3,289
Total operating expenses	14,835	14,087	30,156	27,797

Income before income taxes	7,089	7,253	13,033	12,019
Income taxes	2,045	1,899	3,650	3,148
Net income	5,044	5,354	9,383	8,871

Basic earnings per share	$10.68	11.36	$19.87	18.83
Diluted earnings per share	$10.51	11.19	$19.54	18.53

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six-month periods ended June 30, 2011 and 2010 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2010	472,187	$9,732	8,823	109,768	(4,728)	199	123,794
Comprehensive income:
Change in fair value of
Interest rate swaps,
net of taxes of $113		-	-	-	-	178	178
Change in unrealized gain on
securities available for sale,
net of taxes of $177		-	-	-	-	297	297
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $12		-	-	-	-	26	26
Net income		-	-	9,383	-	-	9,383
Total comprehensive income							9,884
Purchase of treasury stock	(262)	-	-	-	(107)	-	(107)
Shares issued as compensation	48	-	3	-	16	-	19
Cash dividend - $5.70 per share		-	-	(2,691)	-	-	(2,691)
Balance at June 30, 2011	471,973	$9,732	8,826	116,460	(4,819)	700	130,899

Balance at December 31, 2009	470,836	$9,732	8,591	97,795	(5,143)	760	111,735
Comprehensive income:
Change in fair value of
interest rate swap,
net of taxes of $154		-	-	-	-	239	239
Change in unrealized gain on
securities available for sale,
net of taxes of $101		-	-	-	-	240	240
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $58		-	-	-	-	110	110
Net income		-	-	8,871	-	-	8,871
Total comprehensive income							9,460
Purchase of treasury stock	(544)	-	-	-	(186)	-	(186)
Shares issued as compensation	145	-	-	-	50	-	50
Exercise of stock options,
including tax benefit of $232	2,586	-	232	(562)	872	-	542
Cash dividend - $5.15 per share		-	-	(2,425)	-	-	(2,425)
Balance at June 30, 2010	473,023	$9,732	8,823	103,679	(4,407)	1,349	119,176

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2011 and 2010 (Unaudited)
(dollars in thousands)

	2011	2010
Cash flow from operating activities:
Net income	$9,383	8,871
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and accretion	2,739	2,406
Provision for loan losses	890	2,950
Gain on sale of premises and equipment and other real estate, net	(21)	(6)
Writedown of other real estate	25	23
Deferred income tax benefit	(328)	(358)
Income from equity-method investments, net	(365)	(37)
Loss on calls of securities and write-down, net	97	104
Gain on sale of mortgage loans, net	(810)	(910)
Originations of loans held for sale	(63,357)	(84,537)
Proceeds from sale of loans held for sale	72,471	75,389
(Increase) decrease in other assets	(1,303)	1,463
Increase (decrease) in all other liabilities	422	(2,130)
Net cash provided by operating activities	19,843	3,228

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	27,082	32,219
Purchases	(31,023)	(30,113)
Securities held to maturity:
Proceeds from maturities and calls	28,173	17,641
Purchases	(23,124)	(14,417)
Loan principal collections in excess of originations, net	19,622	(21,726)
Purchase of premises and equipment, net	(1,537)	(2,091)
Purchases of FRB and FHLB stock, net	(196)	(130)
Investment in equity-method investments	(3)	(756)
Proceeds from sale of other real estate	605	364
Net cash provided (used) by investing activities	19,599	(19,009)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	57,722	87,694
Net decrease in time deposits	(36,464)	(33,419)
Principal repayments of term borrowings	(330)	(1,247)
Proceeds from sale of treasury stock	19	50
Payments to acquire treasury stock	(107)	(186)
Proceeds from issuance of treasury stock under stock option plan	-	310
Tax benefit from stock option exercise	-	232
Dividends paid	(2,691)	(2,425)
Net cash provided by financing activities	18,149	51,009

Net increase in cash and cash equivalents	57,591	35,228
Cash and cash equivalents - beginning of period	138,229	78,224
Cash and cash equivalents - end of period	$195,820	113,452

Supplemental disclosure of cash flow information:
Interest paid	$6,825	7,918
Income taxes paid	4,100	3,386

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$304	1,432

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2010 Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

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

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2011 are summarized as follows:

	June 30, 2011
		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U. S. Treasury	$501	-	-	501
Government sponsored enterprise obligations	53,755	190	(343)	53,602
State and municipal obligations	59,755	2,110	(31)	61,834
Corporate obligations (1)	1,188	5	(194)	999
Equity securities	1,296	86	-	1,382

Total securities Available for Sale	$116,495	2,391	(568)	118,318

	(1)Amortized cost includes cumulative $860,000 write-down prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
Government sponsored enterprise obligations	$3,008	3	(25)	2,986
State and municipal obligations	146,356	4,980	(132)	151,204
Corporate obligations	881	179	-	1,060

Total Securities Held to Maturity	$150,245	5,162	(157)	155,250

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities (continued)

The amortized cost and fair value of debt securities by years to maturity as of June 30, 2011, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$19,606	19,902	30,044	30,514
1 to 5	42,426	44,213	104,310	108,539
5 to 10	50,052	49,819	14,971	15,095
10 and over	4,411	4,384	920	1,102

Total	$116,495	118,318	150,245	155,250

(1)Amortized cost includes a cumulative $860,000 write-down prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at June 30, 2011,  aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U. S. Treasury	$100	-	-	-	100	-
U.S. government sponsored enterprise obligations	28,354	343	-	-	28,354	343
State and municipal obligations	2,153	17	958	14	3,111	31
Corporate obligations	-	-	859	194	859	194

Total temporarily impaired securities	$30,607	360	1,817	208	32,424	568

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$1,974	25	-	-	1,974	25
State and municipal obligations	8,886	89	3,244	43	12,130	132

Total temporarily impaired securities	$10,860	114	3,244	43	14,104	157

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. With the exception of certain corporate obligations, discussed below, the contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other than temporarily impaired at June 30, 2011, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $1.0 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with about $0.8 million of the securities backed by two of the largest U.S. banks and $0.2 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  As more fully discussed in the 2010 Annual Report, we have recognized cumulative other-than-temporary-impairment (OTTI) amounting to $0.9 million on one CDO. Management intends to sell this security in whole or in part over time. If the financial condition of the underlying banks deteriorates, further write-downs could occur before a sale. The maximum potential write-down would be its current carrying value of less than $0.2 million.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

	(1)Amortized cost includes cumulative write-downs of $860,000 prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored agencies obligations	$7,005	33	-	7,038
State and municipal obligations	147,965	4,400	(324)	152,041
Corporate obligations	911	414	(3)	1,322

Total securities Held to Maturity	$155,881	4,847	(327)	160,401

The following table presents the fair value of securities with gross unrealized losses at December 31, 2010, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$27,565	663	-	-	27,565	663
State and municipal obligations	1,066	21	1,352	13	2,418	34
Corporate obligations	-	-	778	233	778	233

Total temporarily impaired securities	$28,631	684	2,130	246	30,761	930

Securities Held to Maturity:
State and municipal obligations	$11,950	276	4,777	48	16,727	324
Corporate obligations	151	3	-	-	151	3

Total temporarily impaired securities	$12,101	279	4,777	48	16,878	327

(3) Loans and Allowance for Loan Losses

Loans, other than loans designated as held for sale, are stated at the principal amount outstanding, net of deferred origination costs. Interest and deferred fees and costs on loans are credited to income based on the effective interest method. Loans held for sale are carried at the lower of cost or fair value.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The major classifications of loans at June 30, 2011 and December 31, 2010, follow (in thousands), along with a description of their underwriting and risk characteristics:

	2011	2010

Commercial and industrial	$199,400	212,707
Mortgages:
Commercial	433,449	434,787
Residential - first lien	240,163	232,953
Residential - second lien	95,588	96,416
Consumer:
Automobile - indirect	169,126	181,481
Other	27,189	26,437
Loans held for sale	5,809	14,113

Total loans	1,170,724	1,198,894
Plus - Net deferred loan costs	5,214	5,962
Less - Allowance for loan losses	(15,837)	(15,635)

Loans - net	$1,160,101	1,189,221

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

Commercial Mortgages: Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures housing businesses, healthcare facilities, and other non-owner- occupied facilities.  These loans are less risky than commercial and industrial loans, since they are secured by real estate and buildings. The loans typically have

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

adjustable interest rates, repricing in three- to five-year periods, and require principal payments over a 10- to 25-year period.  Many of these loans include call provisions within 10 to 15 years of their origination. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property serving as collateral.

Residential First-Lien Mortgages: We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area. They are amortized over five to 30 years. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third-party investors.  Generally, fixed-rate mortgage loans with a maturity or call date of ten years or less and a rate of 5% or more are retained in the Company’s portfolio.  For longer term, fixed-rate residential mortgages without escrow, the Company generally retains the servicing, but sells the right to receive principal and interest to Freddie Mac.  All loans not retained in the portfolio or sold to the Federal Home Loan Mortgage Company (FHLMC), also known as Freddie Mac, are sold to unrelated third parties with servicing released.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  From time to time, the Company may also purchase residential mortgage loans which are originated and serviced by third parties. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines.  Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 85% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including at each loan draw period.

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

Consumer Loans:  The Company funds a variety of consumer loans, including direct and indirect automobile loans, recreational vehicle loans, boat loans, aircraft loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed or a customer's deposit account. A small amount of loans are unsecured, which carry a higher risk of loss.

Loans Held for Sale:  These are the Residential First-Lien Mortgages, discussed above, which are sold to Freddie Mac and other third parties. These loans are carried at their lower of cost or fair value, calculated on a loan-by-loan basis.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the changes in the allowance for loan losses follows (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio:

	For the Six-Month Periods
	Ended June 30,

	2011	2010

Balance at the beginning of period	$15,635	14,232
Loans charged off	(1,286)	(2,930)
Recoveries of loans charged off	598	659
Provision charged to operations	890	2,950

Balance at end of period	$15,837	14,911

The following table presents an analysis of the allowance for loan losses by loan type, including a summary of the loans type individually and collectively evaluated for impairment as of June 30, 2011 (in thousands):

			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,364	1,371	1,304	563	4,196	1,155	-	682	15,635
Charge-offs	(351)	(43)	(16)	-	(608)	(268)	-	-	(1,286)
Recoveries	111	-	19	2	315	151	-	-	598
Provision	(1,352)	10	325	5	698	(287)	-	1,491	890
Ending Balance	$4,772	1,338	1,632	570	4,601	751	-	2,173	15,837
of which:
Amount for loans individually
evaluated for impairment	$2,250	330	-	-	-	-	-	-	2,580
Amount for loans collectively
evaluated for impairment	$2,522	1,008	1,632	570	4,601	751	-	2,173	13,257
Balance of loans individually
evaluated for impairment	$2,888	1,376	-	-	-	-	-	-	4,264
Balance of loans collectively
evaluated for impairment	$196,512	432,073	240,163	95,588	169,126	27,189	5,809	5,214	1,171,674

The balance in the allowance for loan losses increased to 1.35% of the loan portfolio at June 30, 2011 from 1.30% of the loan portfolio at December 31, 2010. This increase was principally due to higher allocations for residential mortgages (amounting to $0.3 million) and consumer-indirect loans (amounting to $0.7 million) based upon higher historical losses and past-due trends.  Another factor considered in the allowance is the level and trend of past due loans.  Loans past due and loans in nonaccrual status (non-performing loans) grew in the first half of 2011 as a percent of the portfolio, increasing the risk of loss in the portfolio, thus leading to an increase in the allowance for loan losses.  A handful of credit-related factors improved, which positively impacted the level of the allowance: (a) Improvements in the credit quality of commercial and industrial loans led to a $1.4 million reduced allocation to that portfolio; (b) A small improvement in the economy was recognized in our analysis. As of June 30, 2011, approximately 15 basis points or $1.8 million of the allowance was associated with the relatively slow economic conditions compared to 17 basis points or $2.0 million of the allowance at December 31, 2010; (c) We also considered the current level of net-chargeoffs, which can be an indicator, though indirectly correlated, of losses in the portfolio.  Net chargeoffs as a percentage of the portfolio fell to 12 basis points at June 30, 2011 compared to 40 basis points for the full year of 2010; (d) Finally, the total portfolio balance is considered in our evaluation of the allowance.  As the loan portfolio balance increases, so will the related allowance for loan losses, even when no other factors change. In the first half of 2011 the loan portfolio fell $28.2 million, and applying the beginning of the year allowance factor of 1.30%, portfolio shrinkage had a $0.4 million positive impact on the allowance for the year.

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loans. These quality indicators, as more fully described in the 2010 Annual Report, range from one through eight in increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 4 are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 5 through 8. Residential Mortgage Loans are generally rated 9, unless they are used to partially collateralize commercial loans, in which case they carry the rating of the respective commercial loan relationship, or if management wishes to recognize a well defined weakness or loss potential to more accurately reflect credit risk. Unrated loans are allocated a percentage of the allowance for loan losses on a pooled-basis.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio as of June 30, 2011 and December 31, 2010 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable.

Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table). However, management is in the process of implementing a portfolio re-scoring tool, whereby credit scores are updated on a periodic basis.

Credit Quality Indicator Analysis as of June 30, 2011

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$11,924	-	-	-	-	383	-	-	12,307
2-Good	9,264	26,887	167	2,683	-	-	-	-	39,001
3-Satisfactory	67,189	165,528	1,272	822	-	-	-	-	234,811
4-Watch	40,336	189,208	3,196	417	-	-	-	-	233,157
5- Special Mention	18,898	14,602	1,749	-	-	-	-	-	35,249
6-Substandard	22,497	20,474	5,917	392	-	102	-	-	49,382
7-Doubtful	64	-	-	38	-	-	-	-	102
Subtotal	$170,172	416,699	12,301	4,352	-	485	-	-	604,009
9 and not rated	29,228	16,750	227,862	91,236	169,126	26,704	5,809	5,214	571,929
Total	$199,400	433,449	240,163	95,588	169,126	27,189	5,809	5,214	1,175,938

Credit Quality Indicator Analysis as of December 31, 2010

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$11,367	-	-	-	-	155	-	-	11,522
2-Good	13,273	24,233	217	3,678	-	-	-	-	41,401
3 Satisfactory	70,400	165,350	1,015	1,338	-	-	-	-	238,103
4 Watch	50,579	193,960	5,829	459	-	5	-	-	250,832
5 Special Mention	17,984	17,235	981	844	-	-	-	-	37,044
6 Substandard	20,985	17,594	3,720	881	-	-	-	-	43,180
7 Doubtful	-	-	-	38	-	-	-	-	38
8 Loss	-	-	-	-	-	-	-	-	-
Subtotal	$184,588	418,372	11,762	7,238	-	160	-	-	622,120
9 and not rated	28,119	16,415	221,191	89,178	181,481	26,277	14,113	5,962	582,736
Total	$212,707	434,787	232,953	96,416	181,481	26,437	14,113	5,962	1,204,856

A summary of information regarding nonaccruing loans and other nonperforming assets as of June 30, 2011, December 31, 2010, and June 30, 2010 follows (in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010

Accruing loans 90 days or more delinquent	$2,177	1,589	883
Nonaccruing loans	20,439	21,243	22,042

Total nonperforming loans	22,616	22,832	22,925
Other real estate owned	3,991	4,291	3,861
(less write-down of other real estate owned)	(551)	(551)	(53)

Total nonperforming assets	$26,056	26,572	26,733

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables presents, as of June 30, 2011 and December 31, 2010, additional details about the loan portfolio in the form of an aging analysis of the loan portfolio. Amounts exclude deferred fees and costs (in thousands).

Aging Analysis as of June 30, 2011

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans

Commercial and industrial	$687	231	5,104	6,022	193,378	199,400	1,031	4,073
Commercial mortgages	2,658	2,021	10,615	15,294	418,155	433,449	-	10,615
Residential - first lien	50	868	5,916	6,834	233,329	240,163	814	5,102
Residential - junior lien	494	146	625	1,265	94,323	95,588	78	547
Consumer:
Automobile - Indirect	1,346	415	340	2,101	167,025	169,126	238	102
Other	83	131	16	230	26,959	27,189	16	-
Loans held-for-sale	-	-	-	-	5,809	5,809	-	-
	$5,318	3,812	22,616	31,746	1,138,978	1,170,724	2,177	20,439

Aging Analysis as of December 31, 2010

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$2,587	542	4,295	7,424	205,283	212,707	225	4,070
Commercial mortgages	2,720	-	11,445	14,165	420,622	434,787	413	11,032
Residential - first lien	3,621	1,487	5,851	10,959	221,994	232,953	627	5,224
Residential - junior lien	216	106	948	1,270	95,146	96,416	31	917
Consumer:
Automobile - indirect	1,785	815	268	2,868	178,613	181,481	268	-
Other	352	160	25	537	25,900	26,437	25	-
Loans held-for-sale	-	-	-	-	14,113	14,113	-	-
Total	$11,281	3,110	22,832	37,223	1,161,671	1,198,894	1,589	21,243

A summary of information regarding impaired loans follows (in thousands):

		As of and for	As of and for	As of and for
		the six-month	the year	the six-month
		period ended	ended	period ended
		June 30,	December 31,	June 30,
		2011	2010	2010

Recorded investment at period end		$20,439	21,655	24,052
Impaired loans with specific related allowance at period end		$4,264	3,116	3,479
Amount of specific related allowance at period end,		$2,580	674	1,334
Average investment during the period (1)		$21,618	21,862	21,300
Interest income recognized on a cash basis during the period	$	not meaningful	35	not meaningful

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The details of impaired loans as of June 30, 2011 and December 31, 2010 follow (in thousands)

June 30, 2011

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
	Investment	balance	Allowance	Investment	Recognized
With no specific allowance
Commercial and industrial	$1,185	1,372	-	1,454	-
Commercial mortgage	9,238	10,462	-	6,449	-
Residential mortgage - first position	5,103	5,256	-	3,164	-
Residential mortgage - second position	547	572	-	431	-
Consumer - other	102	102	-	101	-
Subtotal	16,175	17,764	-	11,599	not meaningful
With specific allowance
Commercial and industrial	2,888	3,212	2,250	2,871	-
Commercial mortgage	1,376	2,284	330	4,831	-
Residential mortgage - first position	-	-	-	1,965	-
Residential mortgage - second position	-	-	-	285	-
Consumer - other	-	-	-	67	-
Subtotal	4,264	5,496	2,580	10,019	not meaningful
Total	$20,439	23,260	2,580	21,618	not meaningful
Summary by portfolio:
Commercial	$14,687	17,330	2,580	15,605	-
Residential	5,650	5,828	-	5,845	-
Consumer and other	102	102	-	168	-
Total	$20,439	23,260	2,580	21,618	not meaningful

December 31, 2010

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
With no specific allowance	Investment	balance	Allowance	Investment	Recognized
Commercial and industrial	$3,177	3,598	-	5,741	-
Commercial mortgage	10,107	10,446	-	9,949	34
Residential mortgage - first position	4,391	4,476	-	1,988	1
Residential mortgage - second position	664	668	-	642	-
Consumer - other	200	200	-	100	-
Subtotal	18,539	19,388	-	18,420	35
With specific allowance
Commercial and industrial	1,305	1,343	449	2,037	-
Commercial mortgage	924	2,489	51	1,070	-
Residential mortgage - first position	833	835	124	291	-
Residential mortgage - second position	54	56	50	44	-
Subtotal	3,116	4,723	674	3,442	-
Total	$21,655	24,111	674	21,862	35
Summary by portfolio:
Commercial	$15,513	17,876	500	18,797	34
Residential	5,942	6,035	174	2,965	1
Consumer and other	200	200	-	100	-
Total	$21,655	24,111	674	21,862	35

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Gross servicing fees earned by the Company for the three-month periods ended June 30, 2011 and 2010, respectively, amounted to $364,000 and $339,000.  Gross servicing fees earned by the Company for the six-month periods ended June 30, 2011 and 2010, respectively, amounted to $711,000 and $668,000.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in loan servicing assets for the six-month periods ended June 30, 2011 and 2010, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2011		2010
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$2,222	$3,418	$1,797	$2,893
Originations	253		369
Amortization	(244)		(255)
Balance at June 30,	$2,231	$3,460	$1,911	$2,834

(5)   Capital Changes

At the Company’s Annual Meeting on April 13, 2011, shareholders authorized 4,000,000 shares of preferred stock, and an increase in the number of authorized common shares to 4,000,000.

(6)   Dividend

On July 13, 2011, the Board of Directors declared a semi-annual $5.75 per share dividend on common stock to shareholders of record on July 23, 2011. The dividend was paid on August 1, 2011.  This is in addition to the semi-annual $5.70 per share dividend on common stock declared in January 2011, and paid to shareholders in February 2011.

(7)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three-month periods ended June 30, 2011 and 2010 follow (dollars in thousands, except per share data):

	Three-months		Six-months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic Earnings Per Share:
Net income applicable to common shareholders	$5,044	5,354	$9,383	8,871
Weighted average common shares outstanding	472,137	471,256	472,140	471,048
Basic earnings per share	$10.68	11.36	$19.87	18.83

Diluted Earnings Per Share:
Net income applicable to common shareholders	$5,044	5,354	$9,383	8,871
Weighted average common shares outstanding	472,137	471,256	472,140	471,048
Effect of assumed exercise of stock options	7,677	7,392	8,061	7,656
Total	479,814	478,648	480,200	478,704
Diluted earnings per share	$10.51	11.19	$19.54	18.53

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)   Segment Information

The Company is organized into three reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three and six month periods ended June 30, 2011 and 2010 follows (dollars in thousands).

Three months ended June 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,145	2	3	(5)	15,145
Non-interest income	5,685	784	1,013	(563)	6,919

Total revenues	20,830	786	1,016	(568)	22,064

Provision for loan losses	140	-	-	-	140
Intangible amortization	50	-	172	-	222
Other operating expenses	13,400	630	805	(222)	14,613

Total expenses	13,590	630	977	(222)	14,975

Income (loss) before tax	7,240	156	39	(346)	7,089
Income tax	2,045	69	(18)	(51)	2,045

Net income (loss)	$5,195	87	57	(295)	5,044

Total identifiable assets	$1,675,216	8,229	16,716	(10,267)	1,689,894

Three months ended June 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,383	2	(3)	(4)	15,378
Non-interest income	5,311	1,015	969	(808)	6,487

Total revenues	20,694	1,017	966	(812)	21,865

Provision for loan losses	525	-	-	-	525
Intangible amortization	53	-	195	-	248
Other operating expenses	12,669	466	779	(75)	13,839

Total expenses	13,247	466	974	(75)	14,612

Income (loss) before tax	7,447	551	(8)	(737)	7,253
Income tax	1,899	217	36	(253)	1,899

Net income (loss)	$5,548	334	(44)	(484)	5,354

Total identifiable assets	$1,608,770	15,196	17,401	(17,409)	1,623,958

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended June 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$29,968	5	6	(11)	29,968
Non-interest income	11,707	1,520	2,050	(1,166)	14,111

Total revenues	41,675	1,525	2,056	(1,177)	44,079

Provision for loan losses	890	-	-	-	890
Intangible amortization	100	-	344	-	444
Other operating expenses	27,356	1,201	1,549	(394)	29,712

Total expenses	28,346	1,201	1,893	(394)	31,046

Income (loss) before tax	13,329	324	163	(783)	13,033
Income tax	3,650	133	27	(160)	3,650

Net income (loss)	$9,679	191	136	(623)	9,383

Total identifiable assets	$1,675,216	8,229	16,716	(10,267)	1,689,894

Six months ended June 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$29,875	6	(4)	(12)	29,865
Non-interest income	10,721	1,784	1,973	(1,577)	12,901

Total revenues	40,596	1,790	1,969	(1,589)	42,766

Provision for loan losses	2,950	-	-	-	2,950
Intangible amortization	108	-	389	-	497
Other operating expenses	24,869	927	1,729	(225)	27,300

Total expenses	27,927	927	2,118	(225)	30,747

Income (loss) before tax	12,669	863	(149)	(1,364)	12,019
Income tax	3,148	339	(5)	(334)	3,148

Net income (loss)	$9,521	524	(144)	(1,030)	8,871

Total identifiable assets	$1,608,770	15,196	17,401	(17,409)	1,623,958

(9) Interest Rate Swap Agreement

The Company is exposed to interest rate risk as a result of both the timing of changes in interest rates of assets and liabilities, and the magnitude of those changes.  In order to reduce this risk for the Company’s $30.9 million floating-rate junior subordinated debenture, the Company entered into an interest rate swap agreement in 2007, which expired on June 15, 2011.  This interest rate swap agreement modified the repricing characteristics of the debentures from a floating-rate debt (LIBOR +1.40%) to a fixed-rate debt (5.54%). For this swap agreement, amounts receivable or payable were recognized as accrued under the terms of the agreement, and the net differential was recorded as an adjustment to interest expense of the related debentures. The interest rate swap agreement was designated as a cash flow hedge. Therefore, the effective portion of the swap’s unrealized gain or loss was recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, was immediately reported in other operating income.  The swap agreement was carried at fair value in Other Liabilities on the Condensed Consolidated Statement of Condition.

In consideration of the expiration of the aforementioned agreement, the Company entered into a forward interest rate swap agreement on July 1, 2010.  This swap became effective on June 15, 2011 and expires on June 15, 2021.  This interest rate swap agreement modifies the repricing characteristics of the Company’s $30.9 million floating-rate junior subordinated debenture from a floating-rate debt (LIBOR +1.40%) to a fixed-rate debt (4.81%). The accounting for this is the same as the expired swap agreement.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$195,820	195,820	138,229	138,229
Securities, available-for-sale and held-to-maturity (1)	$271,219	276,224	272,336	276,856
Loans-net	$1,160,101	1,196,378	1,189,221	1,245,838
Loan servicing assets	$2,231	3,460	2,222	3,418

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$1,042,662	1,042,662	984,940	984,940
Time deposits	$451,926	456,596	488,390	494,654
Borrowings	$-	-	330	328
Junior subordinated debentures	$51,547	52,533	51,547	52,866

Other financial instruments:
Interest rate swap agreements	$(642)	(642)	(933)	(933)
Letters of credit	$(140)	(140)	(127)	(127)

(1)Includes the Company's investment in Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain securities’ fair values are determined using unobservable inputs and include bank debt based CDO’s. There is a very limited market and limited demand for these CDO’s due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. Management considered fair values from brokerage firms which were determined using assumptions as to expected cash flows and approximate risk-adjusted discount rates.

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at June 30, 2011 and 2010, and the sensitivity of such values to changes in those assumptions are summarized in the 2010 Annual Report and are substantially unchanged.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at June 30, 2011, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$501	-	-	501
U.S. government sponsored
enterprise obligations	-	53,602	-	53,602
State and municipal obligation	-	61,834	-	61,834
All other	-	1,382	999	2,381
Total assets	$501	116,818	999	118,318

Liabilities
Interest rate swap agreement	$-	642	-	642
Letters of credit	-	140	-	140
Total liabilities	$-	782	-	782

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	5,809	-	5,809
Collateral dependent impaired loans	-	-	4,264	4,264
Other real estate owned	-	-	3,440	3,440
Loan servicing assets	-	-	3,460	3,460
Total assets	$-	5,809	11,164	16,973

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2011  and 2010 (in thousands).

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
Securities available for sale, beginning of period	$995	$958
Unrealized gain included in other comprehensive income	4	41
Securities available for sale, end of period	$999	$999

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis at December 31, 2010, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$503	-	-	503
U.S. government sponsored
enterprise obligations	-	43,209	-	43,209
State and municipal obligation	-	67,958	-	67,958
All other	-	1,367	958	2,325
Total assets	$503	112,534	958	113,995

Liabilities
Interest rate swap agreement	$-	933	-	933
Letters of credit	-	127	-	127
Total liabilities	$-	1,060	-	1,060

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	14,113	-	14,113
Collateral dependent impaired loans	-	-	3,116	3,116
Other assets
Other real estate owned	-	-	3,740	3,740
Loan servicing assets	-	-	2,222	2,222
Total assets	$-	14,113	9,078	23,191

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2010  (in thousands).

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Securities available for sale, beginning of period	$1,004	$972
Unrealized gain included in other comprehensive income	(9)	23
Securities available for sale, end of period	$995	$995

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Significant Corporate Event

At its Wednesday, July 13, 2011, meeting the Company’s Board of Directors authorized and approved, subject to shareholder approval, a stock split and a charter amendment.  The Company will hold a special meeting of shareholders on September 14, 2011, to seek the approval of the Company’s shareholders of (a) a 4-for-1 forward stock split of the Company’s common stock (the “Stock Split”) and (b) a corresponding amendment to the Company’s Certificate of Incorporation that would affect the split by increasing the Company’s total number of authorized shares from 8,000,000 to 20,000,000 shares, increasing the authorized number of shares of common stock from 4,000,000 to 16,000,000 shares, and implementing the stock split. The Board set August 1, 2011 as the record date for the determination of shareholders entitled to notice of, and to vote at, the special meeting.

Financial Overview

Diluted earnings per common share for the second quarter of 2011 fell 6.1% to $10.51 from $11.19 in the same quarter of 2010. Net income in these periods was $5.0 million and $5.4 million, respectively. Total assets at June 30, 2011 were $1,689.9 million compared to $1,661.5 million at December 31, 2010 and $1,624.0 million at June 30, 2010.

The current quarter’s earnings, as compared with the second quarter of 2010, reflected a modest rise in total revenues (net interest income and other income) and substantially lower provision for loan losses, offset by higher operating expenses.  Net interest income fell due to lower rates on earning assets and a general narrowing of net interest margin and spread. The lower provision for loan losses occurred due to improved credit quality conditions. Operating expense increases occurred in more major categories with the most significant being salaries and employee benefits reflecting incumbent salary increases and costs of new hires to support franchise growth.

With the exception of the loan portfolio, interest-earning assets and liabilities fell during the current quarter compared to March 31, 2011. Federal funds sold fell driven by seasonal outflows of municipal deposits, and investment balances fell due to seasonal municipal obligation maturities. Off-balance sheet, both the book value and fair value of Assets under Administration fell, reflecting new customer accounts offset by seasonal outflows and a relative decline in stock market performance.

We were encouraged by the increase in net loans, having reversed the last two quarters’ declines.  In addition, retail deposit growth continues, a reflection of the strength of our franchise. Notwithstanding the loan and retail deposit growth, the declining balance sheet and narrowing net interest margin, which accounts for over two-thirds of revenue, will have a negative impact on overall profitability.

Financial Condition (three months ended June 30, 2011)

At June 30, 2011, total assets were $1,689.9 million, down $21.4 million or 1.3% from $1,711.3 million at March 31, 2011.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $195.8 million at March 31, 2011, falling $20.5 million on seasonal outflow of municipal deposits, and partially impacted by an increase in loans and decrease in investment balances.

The securities portfolio fell $6.4 million or 2.3% from March 31, 2011. Similar to our experience in the same quarter of 2010, we experienced a relatively high level of security calls (i.e., issuers repaid debt obligations before their stated maturities).   Market interest rates fell during this quarter compared to the first quarter of this year.  This decline made it beneficial for issuers to call outstanding higher cost obligations and replace with lower cost obligations. With this lower rate environment we found fewer investments with attractive terms (rate, maturity, credit quality) in which to invest.  Accordingly, we purchased fewer investments in this quarter, and the uninvested funds were held in Federal Funds Sold. As we discussed last quarter, considering the continued low loan demand and high Federal Funds Sold balance, we will seek to grow the investment portfolio in the coming quarters to improve overall interest margin.

However, our ability to do so will be restricted by the supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (77.5% of total at June 30, 2011) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at June 30, 2011, that there are none considered to be other than temporarily impaired.

Much continues to be written about high debt loads of municipalities and other government entities.  There has been concern from time to time of the possibilities of default given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At June 30, 2011, 93% of the portfolio was rated A or better, 3% BBB, and 5% was unrated. In addition, 96% of the obligations were backed by third-party credit support, and 96% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at June 30, 2011.

In early August 2011, Congress passed, and the President signed, legislation to increase the nation’s debt limit as well as develop a process for addressing the current and future deficits. Lack of an agreement raised the specter of a U.S. government default on its debt.  There still lingers the risk of a rating agency downgrade of the US debt from its current AAA/Aaa. We can only speculate how a default or downgrade would impact the economy or our customers.  With respect to any direct impact on the Company, we believe it would have little as we hold only $500,000 in U.S. Treasury debt.

Loans, exclusive of loans held for sale, grew $3.1 million during the second quarter of 2011 with the gross portfolio totaling $1,175.9 million compared to $1,171.2 million at March 31, 2011. This reverses the past two quarters’ declines. Commercial loans (commercial and industrial loans and mortgages) grew $1.1 million with new originations keeping pace with paydowns and maturities.  Residential mortgages, first- and second-lien positions, grew about $6.5 million.  We usually see portfolio growth in the second and third quarters of the year as these are the heaviest home buying periods in our marketplace.  Despite very low, long-term interest rates, consumers continue to find our reasonably-priced 10-year callable, portfolio product favorable.  Conversely, the balance of indirectly originated automobile loans fell $4.3 million, a shallower decline than last quarter’s $8.1 million, but a decline nonetheless. As was the case in the first quarter of 2011, during this quarter we saw strong competition from captive auto finance companies, national and regional banks, and the U.S. government’s majority-owned Ally Bank, which, with its declining funding costs, low effective tax rate, and exclusive or partially-exclusive financing agreements with GM and Chrysler, controls a substantial portion of the auto-finance supply and can offer lower interest rates on loan products.  In the coming quarter we expect both the commercial and residential portfolios to increase modestly, similar to this quarter’s pace.  Indirectly originated automobile loans, which usually increase in the summer months, may not this year given the highly competitive environment. Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at June 30, 2011, were $1,494.6 million and were down $28.3 million from March 31, 2011 with nearly all of the decline coming due to seasonal outflows of governmental entities.  Growth occurred only in demand accounts, which were principally business-related. Consistent with recent quarters, we continued to experience declines in time deposits, both consumer and business, and expect that to repeat through the end of 2011 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid awaiting higher rates and investment returns.  Since most of these matured time deposits were redeposited in other deposit types, our non-government deposits were only minimally impacted, but our interest costs declined as a result. Looking to the coming quarter, we expect consumer and commercial deposits to grow modestly and we expect little change in total municipal deposits consistent with prior years’ third quarters. However, it is likely gross deposits will decline following the maturity of approximately $15 million of brokered deposits in the third quarter of 2011.

As expected, there was no change in total borrowings. We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of consumer and business deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended June 30, 2011)

Net interest income decreased $0.2 million or 1.5% for the quarter compared to the same quarter in 2010, reflecting a narrowing of interest rate margin and spread.  Average asset balances grew, but came in low yielding Federal Funds Sold. With general interest rates remaining low we have seen both asset yields and liability costs fall as maturing products are replaced at lower interest rates.  Furthermore, given the length of this very low interest rate environment, we’re finding it increasingly difficult to significantly lower rates on deposit products, yet rates continue to fall on earning assets, thus negatively impacting our interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2010, the overall growth in interest-earning assets and interest-bearing liabilities had no impact on net interest income, and the change in rates had a $0.2 million negative impact. Net interest margin was 4.00% for the second quarter of 2011, down from 4.33% during the same quarter in 2010 and up slightly from 3.96% in the first quarter of 2011.  As we discussed in our 2010 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the second half of the year.

Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2011 and 2010 follows (dollars in thousands).

	2011			2010
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$178,414	$115	0.26%	$81,443	$58	0.28%
Securities	275,951	2,855	4.14	275,293	3,145	4.57
Loans, net	1,145,756	16,177	5.65	1,149,586	16,901	5.88
Total interest-earning assets	1,600,121	$19,147	4.79%	1,506,323	$20,104	5.34%
Non interest –earning assets	94,357			104,729
Total assets	$1,694,478			$1,611,052

Total deposits	$1,301,941	$2,415	0.74%	$1,235,909	$2,963	0.96%
Total debt	51,547	742	5.76	60,152	828	5.51
Total interest-bearing liabilities	1,353,488	$3,157	0.93%	1,296,062	$3,791	1.17%
Non-interest bearing liabilities	213,757			200,044
Equity	127,233			114,946
Total liabilities and equity	$1,694,478			$1,611,052

Interest rate spread			3.86%			4.17%
Net interest margin		$15,990	4.00%		$16,313	4.33%

The provision for loan losses was $0.1 million for the quarter, significantly lower than the $0.5 million for the same quarter last year. The lower provision in the 2011 quarter was mostly driven by stable asset quality, lower net charge-offs, and a decline in the overall loan portfolio balance. The higher provision in 2010 was mostly attributable to portfolio growth. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total other income for the quarter ended June 30, 2011 increased 6.7% to $6.9 million from $6.5 million in 2010.  Service charges on deposit accounts were relatively unchanged with lower revenues from our Courtesy Limit product offset by higher revenues for electronic banking services.  Changes in banking regulations for overdraft payment services, requiring affirmative customer opt-in and other limits on charges were effective in the middle of 2010, reducing year-over-year revenue.  Account maintenance service charges (included in service charges) were down slightly year-on-year due to higher customer balances offsetting their periodic fees. Electronic banking services (debit and ATM card revenues) continued to increase with consumers shifting from cash and checks to electronic transactions. We expect these trends to continue through the remainder of the year.

A consequence of the passage of Financial Reform Act is the potential negative impact on debit card interchange income.  The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which includes the Company.  However, the Company contracts with large debit card processors with which we have relatively weak bargaining power.  It is possible these processors, as a result of final rule, discussed in the following paragraph, will earn lower revenues, leaving less revenue per transaction for the Company from this $3.4 million per year revenue source.

In June 2011, the Federal Reserve Board issued its final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. As required by the Financial Reform Act, the final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees is effective on October 1, 2011. We estimate this per-transaction amount is nearly 45% lower than our current average per-transaction revenue amount.

Trust and investment services income grew 20.0% to $3.1 million for the second quarter of 2011 compared to $2.6 million for the same quarter in 2010. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue into the coming quarters with year-over-year growth rates expected to be in the 10% range. We anticipate fair value growth will at least mirror book value growth.

Assets Under Administration
as of
(in thousands)

	June 30,	March 31,	December 31,	June 30,
	2011	2011	2010	2010

Book value	$1,705,644	1,717,495	1,658,111	1,591,411

Fair value	$1,909,411	1,928,261	1,830,549	1,607,528

The net gain on sale of mortgages fell nearly 20% in 2011 from 2010 due to the expiration of government subsidized home buyer tax credits in June 2010.  This program significantly increased mortgage closings in the second quarter of 2010 over historical trends. (See table below).  In the coming quarter, usually a strong period for home sales and  mortgage closings in our region, we expect volumes to be similar to last year’s third quarter and this year’s second quarter with an equivalent amount of net gain on sale of mortgages.

CNB Mortgage Closed Loans by Type
For the three-month periods ended June 30,
(dollars in thousands)

	2011	2010
Purchase money mortgages	$29,769	53,977
Refinance mortgages	12,368	13,839
Total mortgage originations	$42,137	67,816

Percentage of loans retained in portfolio	32.8%	10.3%

Loan servicing fee income continued to rise. We expect this historical level of income for the Company to remain as long as rates remain historically low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for them stood at $444.4 million at June 30, 2011 compared to $435.2 million at December 31, 2010, and $407.1 million at June 30, 2010.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $112.0 million at June 30, 2011 compared to $ 116.1 million at December 30, 2010, and $125.2 million at June 30, 2010.

Other operating income was little changed for the quarter, but can fluctuate from time to time depending upon earnings from our nonmarketable investments. We expect to record earnings from these investment in the coming quarters, however the extent and timing cannot be determined.

Total operating expenses grew 5.3% or $0.7 million for the quarter ended June 30, 2011, compared to the same three-month period in 2010. With the exception of a drop in professional fees, all major categories increased, and were consistent with the growth in our franchise: loans, deposits, assets under administration, etc.  The largest component increase was in salaries and employee benefits reflecting the addition of new staff and raises for incumbents. We expect similar results for the third quarter of the year.  Professional fees fell from 2010, when we made a final payment to a vendor for consulting services.

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

The quarterly effective tax rate was 28.8% in 2011 and 26.2% in 2010.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle to 28% - 30% range through 2011 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Financial Condition and Results of Operations (six months ended June 30, 2011)

At June 30, 2011, total assets of the Company were up $28.4 million or 1.7% from December 31, 2010. Cash and equivalents (cash, balances and federal funds sold) increased as a result of securities’ maturities, deposit growth, and net loan runoff.  Securities fell $1.3 million as calls and maturities exceeded purchases of new investments. Loans fell $28.9 million or 2.4%.  Most of the decline was attributable to commercial loan payoffs and commercial line of credit paydowns, as well as a slowing of originations of indirect automobile loans due to increased activity from nationally-based competitors.  Total deposits at June 30, 2011, were up $21.3 million or 1.4% with growth mostly in consumer and municipal deposits.

Net interest income was flat comparing the first six-months of 2011 to the same period in 2010. Net interest margin was positively impacted by a net increase in balances, but this was offset by the negative impact of falling rates in interest-earning assets. Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2011 and 2010 follows:

	2011			2010
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$163,770	$210	0.26%	$79,752	$113	0.29%
Securities	274,879	5,792	4.21	275,822	6,365	4.62
Loans, net	1,154,709	32,256	5.59	1,139,247	33,120	5.81
Total interest-earning assets	1,593,358	$38,258	4.80%	1,494,821	$39,598	5.30%
Non interest –earning assets	93,708			105,215
Total assets	$1,687,066			$1,600,036
Total deposits	$1,301,690	$5,091	0.78%	$1,242,956	$6,187	1.00%
Total debt	51,604	1,487	5.76	60,337	1,650	5.47
Total interest-bearing liabilities	1,353,294	$6,578	0.97%	1,303,293	$7,837	1.20%
Non-interest bearing liabilities	208,450			183,590
Equity	125,322			113,153
Total liabilities and equity	$1,687,066			$1,600,036

Interest rate spread			3.83%			4.10%
Net interest margin		$31,680	3.98%		$31,761	4.25%

The provision for loan losses was $2.1 million lower for the first six months of 2011 compared to the first six months of 2010.  The reasons are discussed in the three-month section above.

Other income for the six months ended June 30, 2011, increased 9.4% to $14.1 million from $12.9 million in 2010. The same factors impacting the three-month period impacted the six month period results; the exception coming in Other Operating Income which grew $0.4 million.  Of this amount, $0.3 million was due to earnings from our investment in Cephas Capital Partners which is in a wind-down phase.

Mortgage originations fell 23.7% for the six month period ended June 30, 2011 compared to the same period in 2010 due to the end of the government sponsored homebuyer credit in 2010.  Along with the overall decrease in volume was the reduction in net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the three-month periods ended June 30,
(dollars in thousands)

	2011	2010
Purchase money mortgages	$47,631	77,512
Refinance mortgages	39,068	36,142
Total mortgage originations	$86,699	113,654

Percentage of loans retained in portfolio	26.9%	25.6%

Operating expenses increased 8.5% or $2.4 million for the six months ended June 30, 2011, over the same period in 2010.  The reasons are the same as those discussed in the three-month section above.

The Company's effective tax rate for the year to date in 2011 increased to 28.0% from 26.0% in 2010. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2010 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At June 30, 2011 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold, continued deposit inflows and the slow pace of loan growth and investment purchases, we foresee no borrowings in the coming quarter.

For the six months ended June 30, 2011, cash flows from all activities provided $57.6 million in net cash and cash equivalents versus $35.2 million for the same period in 2010.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $19.8 million in 2011 versus $3.2 million in 2010.  Both the largest source and use of operating cash in 2011 and 2010 were loans held for sale with origination and sales activity about 25% lower in 2011 than in 2010. Excluding the effect of loans held for sale, operating activities provided $11.5 million cash for the six-month period in 2011 and $13.3 million in 2010.

During the first half of 2011, investing activities provided $19.6 million in cash and equivalents compared to using $19.0 million in 2010. Significant investing activities in both periods occurred in the loan and securities portfolios.  However in 2011, the loan portfolios were a source of funding as principal collections exceeded net new loan originations, while in 2010 they were a use of cash. Net securities activities used cash in 2011 (increased the portfolio). In 2010, maturities and calls of higher yield investments equaled our new investments.

Cash provided by financing activities was $18.1 million in 2011 versus $51.0 million in 2010.  The main contributor in both years was deposit activity.

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

	June 30,2011	December 31, 2010
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$119,879	101,481
Commercial real estate and construction	$35,799	31,826
Residential real estate at fixed rates	$3,423	3,871
Home equity lines of credit	$168,006	150,085
Unsecured personal lines of credit	$16,374	16,662
Standby and commercial letters of credit	$9,324	8,180
Commitments to sell real estate loans	$5,809	14,113

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2011, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2010, and management anticipates no change in this classification for the foreseeable future.

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

In order to ensure the Company has the capital tools available to it to react to regulatory changes, on April 13, 2011, shareholders approved an increase in the number of authorized common shares, and the authorization of a new class of preferred stock.   In addition, the Company’s shareholders will be asked to further increase the number of authorized shares in connection with the proposed 4-for-1 stock split. We do not contemplate issuing preferred stock in the foreseeable future.  Additional shares of common stock might be issued in consideration of stock-based compensation plans, additional stock-splits, or stock dividends.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	June 30,	March 31,	December 31,	June 30,
	2011	2011	2010	2010

Allowance as a percentage of total period end loans	1.35%	1.36%	1.30%	1.26%

Allowance as a percentage of non-performing loans	68.95%	69.27%	68.48%	65.04%

Net charge-offs to average loans (annualized)	0.12%	0.16%	0.40%	0.40%

Non-performing loans to total period-end loans	1.96%	1.97%	1.90%	1.94%

Non-performing assets to total period-end
loans and other real estate	2.25%	2.25%	2.21%	2.25%

The provision for loan losses for the three-month period ended June 30, 2011 was lower than the same period in 2010, reflecting lower loan growth and improved credit quality compared to 2010. The balance in the allowance for loan losses changed little during the quarter, but was impacted by higher quantitative factors from the eight-quarter loss migration applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowances associated with commercial loans were reduced due to portfolio quality improvement, lower quantitative factors, and little change in the portfolio’s balance. As discussed more fully in the 2010 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2011 is appropriate at $15.8 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the second quarter of 2011 were $0.2 million, compared to $0.5 million in the first quarter of 2011 and $0.9 million in the second quarter of 2010.  Net charge-offs to average loans for the first six months fell in 2011 to a lower than average 12 basis points compared to 40 basis points in 2010. The 2010 figure was high due to a large charge-off on an impaired commercial loan with an impaired reserve in that year’s first quarter. In the coming quarter, we anticipate annualized net charge-offs in the 20-35 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $22.6 million at June 30, 2011, down slightly from $23.0 million at March 31, 2011, and $22.8 million at year end 2010, and $22.9 million at June 30, 2010.  The general decline in non-performing loans during this twelve month period came mainly in commercial and industrial loans.  Non-performing first lien residential loans increased year over year, due to an increase in the number of borrowers unable to make timely principal payments or property tax payments.

Though a comparatively modest amount, other real-estate owned has also increased during the twelve month period, but is down from year-end 2010 due to property liquidations. Given the current economic climate and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

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

As of June 30, 2011 there were two lending relationships, one totaling $4.9 million and one totaling $0.3 million, that were considered  TDR’s due to the nature of the concessions granted due to the borrower. These balances are included in non-performing loans. For the largest one, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer was in compliance with the terms of the forbearance agreement which expired in March 2011. We have renewed the forbearance agreement for an additional 24 months with higher monthly payments than under the previous agreement.

Following the implementation of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which was issued in April 2011, and is discussed below, it is possible we will experience an increase in the volume of loans considered TDR’s.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $20.4 million at June 30, 2011 from $24.1 million at June 30, 2010 due to improvements in commercial and industrial loans.  Since year end 2010, total impaired loans decreased $1.3 million mostly due to improved credit quality for a handful of small commercial real estate relationships. At June 30, 2011 we identified a total of 87 loans totaling $20.4 million that were considered impaired.  Of these, 11, with a balance outstanding of $4.3 million had specific reserves calculated through a detailed analysis amounting to $2.6 million. The remaining 76 loans totaling $16.2 million were evaluated for impairment on a collective basis.

Though we see signs of improving regional economic conditions, their positive impact will be slow to realize.  We can anticipate more loans, though we know of no material ones, will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period. Accordingly we do not expect the level of impaired loans to substantially decline during the September 30, 2011 quarter.

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

As discussed with the three-month results, the so-called “Durbin Amendment” required the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. The Board has issued its rules.

The Consumer Financial Protection Bureau (CFPB), created by the Act, has come into existence. It will have an independent budget and be housed in the Federal Reserve Board, but not subject to its jurisdiction.  The CFPB has rulemaking authority to promulgate regulations regarding consumer financial products and services offered by all banks and thrifts, their affiliates and many non-bank financial services firms.  We cannot determine what the impact the CFPB’s rules and regulations might have on the Company, its product offerings, its customers’ ability to purchase products to meet their specific needs, or the Company’s general business practices, but they are likely to be significant given the CFPB’s broad powers.

Proposed regulations on “minimum standards for mortgages” in section 1141 of the Financial Reform Act and related proposed amendments to Regulation Z would prohibit our offering of our popular three-year callable mortgage.  This product has been successfully managed by our borrowers for years, and has allowed us to finance their home purchases using an interest-rate risk managed product whose yield matches our cost of funds.  This contrasts with the typical 30-year fixed rate mortgage, which if placed on a bank’s balance sheet is funded by short-term deposits, leading to a significant asset-liability mismatch and a high interest rate risk.

In the first quarter of 2011, the FDIC finalized its new assessment system in accordance with the Financial Reform Act.  The changes became effective beginning this quarter and will be assessed against our prepayments to the FDIC at the end of September 2011. The FDIC Board approved a final rule that changes the assessment base for deposit insurance, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund.  The rule -- as mandated by the Dodd-Frank Act -- finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. As mandated by the Financial Reform Act, the rule changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity. The rule defines tangible equity as Tier 1 capital. The rule lowers overall assessment rates in order to generate the same approximate amount of insurance premiums under the new larger base as was raised under the old base. The largest banks (over $10 billion in assets) are expected to pay higher insurance premiums, while smaller banks, ours included, should see lower relative premiums. Using an assessment calculator provided by the FDIC and data from our December 31, 2010 assessment, we estimate our annualized premiums may fall as much as $1.0 million.

Recent Accounting Standards to be implemented in Future Periods

The following presents a summary of Accounting Standards Updates (ASU’s), exclusive of technical correction ASU’s that will be subject to implementation in future periods.

ASU 2011-02.  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, issued April, 2011.   The amendments in this Update clarify the guidance on a creditor’s evaluation of whether it has granted a concession. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) The restructuring constitutes a concession; and (2) The debtor is experiencing financial difficulties. The amendments in this Update are effective for us for the third quarter of 2011, and are to be applied retrospectively to the beginning of 2011. We do not anticipate any significant impact upon adoption of these amendments.

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

ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, issued May 2011. The amendments are intended to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

•

An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The following new disclosures related to an entity’s fair value measurements are required: – For Level 3 fair value measurements:

•

Quantitative information about unobservable inputs

•

Description of the valuation processes

•

Qualitative discussion about the sensitivity of the measurements

•

Information about the use of a nonfinancial asset when it differs from the asset’s highest and best use

•

The level of fair value hierarchy for assets and liabilities that are not measured at fair value but whose fair value is required to be disclosed.

The guidance in this Update is effective for us on January 1, 2012.  We have not determined its impact on our financial statements.

ASU 2011-05 Presentation of Comprehensive Income, issued June 2011. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update.

The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Currently we present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which will no longer be allowable under this amendment.  The amendment will be applied retrospectively (prior periods will be restated), and will be effective for us beginning the first quarter of 2012.  We have not yet determined which disclosure method we will use.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2010 Annual Report, we predicted market interest rates for 2011 would remain fairly steady for most of the year at current historic lows with an increase in the fourth quarter of the year.  Upon review of recent economic, fiscal, and monetary reports, including a review of the Federal Open Market Committee’s minutes, we now believe market interest rates will remain at current historic lows for at least the remainder of 2011.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at June 30, 2011 and December 31, 2010.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2011	2010
200	(1)%	(2)%
100	(4)	(3)
No change	-	-
-100	(1)	(2)
-200	(1)	(2)

Our model suggests our interest rate risk has increased slightly from year end for a smaller upward change in rates (+100 basis points), and improved slightly for larger change in rates both upward and downward. Our exposure to smaller increasing rates has increased, because, if interest rates move upward our liability costs (deposits and borrowings) will rise faster than our asset yields. We also believe this is the most likely scenario with rates more likely to rise than fall, although not until 2012 at the earliest. Our decreased exposure in a downward rate scenario is due principally to loans which have reached floor interest rates.

The Company’s exposure to interest rates will change in September 2012 when its $20.6 million junior subordinated debenture converts from a fixed rate of interest of 6.32% per annum to a variable rate of LIBOR plus 1.44%.  Because of the long-term nature of this debenture, we prefer to fix its interest cost. In consideration of this rate change, we are evaluating entering into a forward interest rate swap agreement in the coming months. This agreement would be accounted no differently than our other interest rate swap agreements.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2011, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly period indicated in 2011, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award, the Canandaigua National Corporation Employee Stock Ownership Plan (ESOP) and the Canandaigua National Corporation for treasury.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  Shares repurchased by the Company are not part of a publicly announced plan or program.  The Bank, ESOP, and Company purchase prices per share were determined based on the most recent price established at the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales occur when corporate needs require the use of shares and there are none available in the market at the time.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2011	50	$383.38	Treasury
April 2011	35	$399.56	Compensation
June 2011	212	$415.47	Treasury
June 2011	4	$415.47	Compensation
June 2011	9	$415.47	Arthur S. Hamlin Award

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

February 24, 2011	737	$399.56	$428.82	$394.77
May 26, 2011	759	$415.47	$440.00	$410.00

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2011	634	$354.00	$341.02	$335.00
2nd Quarter, 2011	159	$360.49	$375.00	$346.00

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 8 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)	XBRL (eXtensible Business Reporting Language)

*Certain portions of these agreements have been granted confidential treatment by the Securities and Exchange Commission. Confidential information is omitted from these agreements and filed separately with the Commission

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 5, 2011	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
Chairman and Chief Executive Officer

August 5, 2011	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer