Form 10-Q
period 2011-09-30
CANANDAIGUA NATIONAL CORP
filed 2011-11-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

The registrant had 1,887,999 shares of common stock, par value $5.00, outstanding at October 29, 2011.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2011

PART I FINANCIAL INFORMATIONItem 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2011 and December 31, 2010 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$35,400	28,951
Interest-bearing deposits with other financial institutions	6,917	4,200
Federal funds sold	130,063	105,078
Securities:
- Available for sale, at fair value	112,634	113,995
- Held-to-maturity (fair value of $163,121 in 2011 and $160,401 in 2010)	157,670	155,881
Loans - net	1,206,660	1,189,221
Premises and equipment – net	15,543	14,370
Accrued interest receivable	6,964	6,337
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,656	2,460
Goodwill	8,818	8,818
Intangible assets	5,058	5,724
Prepaid FDIC assessment	4,156	5,175
Other assets	22,419	21,294
Total Assets	$1,714,958	1,661,504

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$219,949	186,289
Interest bearing	175,372	150,360
Savings and money market	699,753	648,291
Time	420,760	488,390
Total deposits	1,515,834	1,473,330
Borrowings	-	330
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	16,259	12,503
Total Liabilities	1,583,640	1,537,710

Stockholders' Equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued in 2011 and 2010	9,732	9,732
Additional paid-in-capital	8,829	8,823
Retained earnings	118,771	109,768
Treasury stock, at cost (58,497 shares at September 30, 2011)
and 57,748 at December 31, 2010)	(4,810)	(4,728)
Accumulated other comprehensive income, net	(1,204)	199
Total Stockholders' Equity	131,318	123,794
Total Liabilities and Stockholders' Equity	$1,714,958	1,661,504

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine month periods ended September 30, 2011 and 2010 (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
Interest income:
Loans, including fees	$16,117	17,250	$48,373	50,370
Securities	1,917	2,120	5,997	6,589
Federal funds sold and other	108	61	318	174
Total interest income	18,142	19,431	54,688	57,133
Interest expense:
Deposits	2,126	2,975	7,217	9,162
Borrowings	-	29	-	202
Junior subordinated debentures	706	773	2,193	2,250
Total interest expense	2,832	3,777	9,410	11,614
Net interest income	15,310	15,654	45,278	45,519
Provision for loan losses	1,500	1,700	2,390	4,650
Net interest income after provision for loan losses	13,810	13,954	42,888	40,869

Other income:
Service charges on deposit accounts	2,808	2,799	8,115	8,096
Trust and investment services income	3,185	2,659	9,401	8,063
Net gain on sale of mortgage loans	567	560	1,377	1,470
Loan servicing income, net	235	231	701	644
Loan-related fees	110	120	275	271
(Loss) on calls of securities, net	(34)	(66)	(131)	(170)
Other operating income	467	485	1,711	1,315
Total other income	7,338	6,788	21,449	19,689

Operating expenses:
Salaries and employee benefits	7,958	7,707	23,783	22,227
Occupancy, net	1,731	1,590	5,447	5,029
Technology and data processing	1,082	1,009	3,233	2,914
Professional and other services	815	652	2,618	2,516
Marketing and public relations	657	638	1,965	1,788
Office supplies, printing and postage	364	447	1,140	1,166
Intangible amortization	221	249	665	746
Other real estate operations	276	315	682	729
Other operating expenses	857	1,789	4,584	5,078
Total operating expenses	13,961	14,396	44,117	42,193

Income before income taxes	7,187	6,346	20,220	18,365
Income taxes	2,162	1,627	5,812	4,775
Net income	5,025	4,719	14,408	13,590

Basic earnings per share	$2.66	2.49	$7.63	7.20
Diluted earnings per share	$2.61	2.45	$7.49	7.09

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine-month periods ended September 30, 2011 and 2010 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2010	1,888,748	$9,732	8,823	109,768	(4,728)	199	123,794
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($925)		-	-	-	-	(2,029)	(2,029)
Change in unrealized gain on
on securities available for sale,
net of taxes of $245		-	-	-	-	488	488
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $66		-	-	-	-	138	138
Net income		-	-	14,408	-	-	14,408
Total comprehensive income		-	-	14,408	-	(1,403)	13,005
Purchase of treasury stock	(1,048)	-	-	-	(107)	-	(107)
Shares issued as compensation	299	-	6	-	25	-	31
Cash dividend - $ 2.87 per share		-	-	(5,405)	-	-	(5,405)
Balance at September 30, 2011	1,887,999	$9,732	8,829	118,771	(4,810)	(1,204)	131,318

Balance at December 31, 2009	1,883,344	$9,732	8,591	97,795	(5,143)	760	111,735
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($456)		-	-	-	-	(714)	(714)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($456)		-	-	-	-	248	248
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $44		-	-	-	-	86	86
Net income		-	-	13,590	-	-	13,590
Total comprehensive income		-	-	13,590	-	(380)	13,210
Purchase of treasury stock	(2,176)	-	-	-	(186)	-	(186)
Shares issued as compensation	624	-	-	-	54	-	54
Exercise of stock options,
including tax benefit of $232	10,344	-	232	(562)	872	-	542
Cash dividend - $ 2.72 per share		-	-	(5,121)	-	-	(5,121)
Balance at September 30, 2010	1,892,136	$9,732	8,823	105,702	(4,403)	380	120,234

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2011 and 2010 (Unaudited)
(dollars in thousands)

	2011	2010
Cash flow from operating activities:
Net income	$14,408	13,590
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	4,117	3,916
Provision for loan losses	2,390	4,650
Gain on sale of premises and equipment and other real estate, net	(27)	(48)
Writedown of other real estate	-	45
Deferred income tax benefit	(270)	(906)
Income from equity-method investments, net	(388)	(38)
Loss on calls of securities and write-down, net	131	170
Gain on sale of mortgage loans, net	(1,377)	(1,470)
Originations of loans held for sale	(105,524)	(139,475)
Proceeds from sale of loans held for sale	114,120	134,070
(Increase) decrease in other assets	(593)	980
Increase (decrease) in all other liabilities	802	(1,694)
Net cash provided by operating activities	27,789	13,790

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	61,697	51,885
Purchases	(59,540)	(47,813)
Securities held to maturity:
Proceeds from maturities and calls	38,801	23,746
Purchases	(41,497)	(19,802)
Loan originations in excess of principal collections, net	(27,684)	(57,221)
Purchase of premises and equipment, net	(2,830)	(3,026)
Purchases of FRB and FHLB stock, net	(196)	236
Investment in equity-method investments	(5)	(759)
Proceeds from sale of other real estate	923	1,392
Net cash used by investing activities	(30,331)	(51,362)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	110,134	110,870
Net decrease in time deposits	(67,630)	(10,947)
Principal repayments of term borrowings	(330)	(9,356)
Proceeds from sale of treasury stock	31	54
Payments to acquire treasury stock	(107)	(186)
Proceeds from issuance of treasury stock under stock option plan	-	310
Tax benefit from stock option exercise	-	232
Dividends paid	(5,405)	(5,121)
Net cash provided by financing activities	36,693	85,856

Net increase in cash and cash equivalents	34,151	48,284
Cash and cash equivalents - beginning of period	138,229	78,224
Cash and cash equivalents - end of period	$172,380	126,508

Supplemental disclosure of cash flow information:
Interest paid	$9,867	11,646
Income taxes paid	5,135	5,668

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$636	1,923

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the December 31, 2010 Form 10-K Report of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

Effective August 31, 2010, CNB Mortgage Company (“CNB Mortgage”) became a wholly-owned subsidiary of The Canandaigua National Bank and Trust Company (the “Bank”). It was formerly a wholly-owned subsidiary of Canandaigua National Corporation. The reason for the change was to bring CNB Mortgage under the federal banking regulatory structure from New York State’s banking regulatory structure, which had become increasingly rigid and costly. There was no change in the consolidated financial results, in segment reporting, or in management of the companies.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2011 are summarized as follows:

	September 30, 2011
		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$501	1	-	502
Government sponsored enterprise obligations	49,600	357	(37)	49,920
State and municipal obligations	57,776	2,139	(21)	59,894
Corporate obligations (1)	1,189	5	(290)	904
Equity securities	1,296	118	-	1,414

Total Securities Available for Sale	$110,362	2,620	(348)	112,634

	(1)Amortized cost includes cumulative $860,000 write-down prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
Government sponsored enterprise obligations	$1,007	5	(1)	1,011
State and municipal obligations	155,785	5,314	(174)	160,925
Corporate obligations	878	307	-	1,185

Total Securities Held to Maturity	$157,670	5,626	(175)	163,121

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities (continued)

The amortized cost and fair value of debt securities by years to maturity as of September 30, 2011, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$19,803	20,041	28,384	28,805
1 to 5	42,277	44,134	110,886	115,276
5 to 10	43,883	44,095	17,504	17,835
10 and over	3,103	2,950	896	1,205

Total	$109,066	111,220	157,670	163,121

(1)Amortized cost includes a cumulative $860,000 write-down prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at September 30, 2011, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	4,768	37	-	-	4,768	37
State and municipal obligations	1,520	20	106	1	1,626	21
Corporate obligations	-	-	764	290	764	290

Total temporarily impaired securities	$6,288	57	870	291	7,158	348

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$-	-	6	1	6	1
State and municipal obligations	14,093	149	2,748	25	16,841	174

Total temporarily impaired securities	$14,093	149	2,754	26	16,847	175

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $1.0 million of bank trust-preferred securities with an adjusted cost basis of $1.2 million.  These securities are backed by debt obligations of banks, with approximately $0.8 million of the securities backed by two of the largest U.S. banks and $0.2 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  As more fully discussed in the 2010 Annual Report, we have recognized cumulative other-than-temporary-impairment (OTTI) amounting to $0.9 million on one CDO. Management intends to sell this security in whole or in part over time. If the financial condition of the underlying banks deteriorates, further write-downs could occur before a sale, which would be reflected in the statement of operations. The maximum potential write-down would be its current carrying value of less than $0.2 million.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The accrual of interest on commercial and real estate loans is generally discontinued, and previously accrued interest is reversed, when the loans become 90 days delinquent or when, in management’s judgment, the collection of principal and interest is uncertain. Loans are returned to accrual status when the doubt no longer exists about the loan's collectability and the borrower has demonstrated a sustained period of timely payment history. Specifically, the borrower will have resumed paying the full amount of scheduled interest and principal payments; all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period (6 months); and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.  Interest on consumer loans is accrued until the loan becomes 120 days past due at which time principal and interest are generally charged off.

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

The major classifications of loans at September 30, 2011 and December 31, 2010, follow (in thousands), along with a description of their underwriting and risk characteristics:

	2011	2010

Commercial and industrial	$202,241	212,707
Mortgages:
Commercial	448,284	434,787
Residential - first lien	247,814	232,953
Residential - second lien	97,812	96,416
Consumer:
Automobile - indirect	187,681	181,481
Other	27,013	26,437
Loans held for sale	6,894	14,113

Total loans	1,217,739	1,198,894
Plus - Net deferred loan costs	5,608	5,962
Less - Allowance for loan losses	(16,687)	(15,635)

Loans - net	$1,206,660	1,189,221

Commercial and Industrial Loans: These loans generally include term loans and lines of credit.  Such loans are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisition of real estate, expansion and improvements) and equipment purchases. As a general practice, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable. To reduce the risk, management also attempts to secure secondary collateral, such as real estate, and obtain personal guarantees of the borrowers.  To further reduce risk and enhance liquidity, these loans generally carry variable rates of interest, repricing in three- to five-year periods, and have a maturity of five years or less. Lines of credit generally have terms of one year or less and carry floating rates of interest (e.g., prime plus a margin).

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Mortgages: Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures housing businesses, healthcare facilities, and other non-owner occupied facilities.  These loans are less risky than commercial and industrial loans, since they are secured by real estate and buildings. The loans typically have adjustable interest rates, repricing in three- to five-year periods, and require principal payments over a 10- to 25-year period.  Many of these loans include call provisions within 10 to 15 years of their origination. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property serving as collateral.

Residential First-Lien Mortgages: We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area. They are amortized over five to 30 years. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third-party investors.  Generally, fixed-rate mortgage loans with a maturity or call date of ten years or less and a rate of 5% or more are retained in the Company’s portfolio.  For longer term, fixed-rate residential mortgages without escrow, the Company generally retains the servicing, but sells the right to receive principal and interest to Federal Home Loan Mortgage Company, also known as Freddie Mac Freddie Mac.  All loans not retained in the portfolio or sold to Freddie Mac are sold to unrelated third parties with servicing released.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  From time to time, the Company may also purchase residential mortgage loans which are originated and serviced by third parties. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines.  Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 85% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including at each loan draw period.

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

The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. This process consists of the identification of specific reserves for impaired commercial loans and residential mortgages, and the calculation of general reserves, which is a formula-driven allocation.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the changes in the allowance for loan losses follows (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio:

	For the Nine-Month Periods
	Ended September 30,

	2011	2010

Balance at the beginning of period	$15,635	14,232
Loans charged off	(2,177)	(4,155)
Recoveries of loans charged off	839	996
Provision charged to operations	2,390	4,650

Balance at end of period	$16,687	15,723

The following table presents an analysis of the allowance for loan losses by loan type, including a summary of the loan types individually and collectively evaluated for impairment as of September 30, 2011 (in thousands):

			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,364	1,371	1,304	563	4,196	1,155	-	682	15,635
Charge-offs	(567)	(174)	(170)	-	(884)	(382)	-	-	(2,177)
Recoveries	140	-	25	9	458	207	-	-	839
Provision	(374)	84	654	6	598	(95)	-	1,517	2,390
Ending Balance	$5,563	1,281	1,813	578	4,368	885	-	2,199	16,687
of which:
Amount for loans individually
evaluated for impairment	$2,621	283	-	-	-	-	-	-	2,904
Amount for loans collectively
evaluated for impairment	$2,942	998	1,813	578	4,368	885	-	2,199	13,783
Balance of loans individually
evaluated for impairment	$3,632	1,306	-	-	-	-	-	-	4,938
Balance of loans collectively
evaluated for impairment	$198,609	446,978	247,814	97,812	187,681	27,013	6,894	5,608	1,218,409

The balance in the allowance for loan losses increased to 1.37% of the loan portfolio at September 30, 2011 from 1.30% of the loan portfolio at December 31, 2010. This increase was principally due to higher allocations for residential mortgages (amounting to $0.7 million) and consumer-indirect loans (amounting to $0.6 million) based upon higher historical losses and past-due trends, and declining credit quality in the form of higher substandard loans.  A handful of credit-related factors improved, which positively impacted the level of the allowance: (a) Improvements in the credit quality of commercial and industrial loans led to a $0.4 million reduced allocation to that portfolio; (b) A small improvement in the economy was recognized in our analysis. As of September 30, 2011, approximately 14 basis points or $1.7 million of the allowance was associated with the relatively slow economic conditions compared to 17 basis points or $2.0 million of the allowance at December 31, 2010; (c) We also considered the current level of net-chargeoffs, which can be an indicator, though indirectly correlated, of losses in the portfolio.  Net chargeoffs as a percentage of the portfolio fell to 15 basis points at September 30, 2011 compared to 40 basis points for the full year of 2010; (d) Finally, the total portfolio balance is considered in our evaluation of the allowance.  As the loan portfolio balance increases, so will the related allowance for loan losses, even when no other factors change. During the first nine months of 2011, the loan portfolio grew $18.8 million, and applying the beginning of the year allowance factor of 1.30%, portfolio growth served to increase the allowance by $0.2 million.

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

The following tables present the loan portfolio as of September 30, 2011 and December 31, 2010 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to reevaluate.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table). However, management is in the process of implementing a portfolio re-scoring tool, whereby credit scores will be updated on a periodic basis.

Credit Quality Indicator Analysis as of September 30, 2011

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$10,403	-	-	-	-	1,005	-	-	11,408
2-Good	8,853	27,787	1,787	1,781	-	-	-	-	40,208
3-Satisfactory	68,268	161,855	1,359	808	-	-	-	-	232,290
4-Watch	40,489	207,030	5,701	415	-	-	-	-	253,635
5-Special Mention	11,086	4,717	1,192	-	-	-	-	-	16,995
6-Substandard	31,561	31,499	5,398	438	-	102	-	-	68,998
7-Doubtful	58	-	-	38	-	-	-	-	96
Subtotal	$170,718	432,888	15,437	3,480	-	1,107	-	-	623,630
9 and not rated	31,523	15,396	232,377	94,332	187,681	25,906	6,894	5,608	599,717
Total	$202,241	448,284	247,814	97,812	187,681	27,013	6,894	5,608	1,223,347

Credit Quality Indicator Analysis as of December 31, 2010

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$11,367	-	-	-	-	155	-	-	11,522
2-Good	13,273	24,233	217	3,678	-	-	-	-	41,401
3 Satisfactory	70,400	165,350	1,015	1,338	-	-	-	-	238,103
4 Watch	50,579	193,960	5,829	459	-	5	-	-	250,832
5 Special Mention	17,984	17,235	981	844	-	-	-	-	37,044
6 Substandard	20,985	17,594	3,720	881	-	-	-	-	43,180
7 Doubtful	-	-	-	38	-	-	-	-	38
8 Loss	-	-	-	-	-	-	-	-	-
Subtotal	$184,588	418,372	11,762	7,238	-	160	-	-	622,120
9 and not rated	28,119	16,415	221,191	89,178	181,481	26,277	14,113	5,962	582,736
Total	$212,707	434,787	232,953	96,416	181,481	26,437	14,113	5,962	1,204,856

A summary of information regarding nonaccruing loans and other nonperforming assets as of September 30, 2011, December 31, 2010, and September 30, 2010 follows (in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010

Accruing loans 90 days or more delinquent	$1,368	1,589	820
Nonaccruing loans	21,068	21,243	22,850

Total nonperforming loans	22,436	22,832	23,670
Other real estate owned	4,005	4,291	3,300
(less write-down of other real estate owned)	(551)	(551)	(45)

Total nonperforming assets	$25,890	26,572	26,925

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present, as of September 30, 2011 and December 31, 2010, additional details about the loan portfolio in the form of an aging analysis of the loan portfolio. Amounts exclude deferred fees and costs (in thousands).

Aging Analysis as of September 30, 2011

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans

Commercial and industrial	$564	228	5,522	6,314	195,927	202,241	13	5,509
Commercial mortgages	1,731	91	10,509	12,331	435,953	448,284	129	10,380
Residential - first lien	518	794	5,419	6,731	241,083	247,814	859	4,560
Residential - junior lien	246	323	519	1,088	96,724	97,812	-	519
Consumer:
Automobile - Indirect	1,154	697	454	2,305	185,376	187,681	354	100
Other	103	83	13	199	26,814	27,013	13	-
Loans held-for-sale	-	-	-	-	6,894	6,894	-	-
	$4,316	2,216	22,436	28,968	1,188,771	1,217,739	1,368	21,068

Aging Analysis as of December 31, 2010

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$2,587	542	4,295	7,424	205,283	212,707	225	4,070
Commercial mortgages	2,720	-	11,445	14,165	420,622	434,787	413	11,032
Residential - first lien	3,621	1,487	5,851	10,959	221,994	232,953	627	5,224
Residential - junior lien	216	106	948	1,270	95,146	96,416	31	917
Consumer:
Automobile - indirect	1,785	815	268	2,868	178,613	181,481	268	-
Other	352	160	25	537	25,900	26,437	25	-
Loans held-for-sale	-	-	-	-	14,113	14,113	-	-
Total	$11,281	3,110	22,832	37,223	1,161,671	1,198,894	1,589	21,243

A summary of information regarding impaired loans follows (in thousands):

		As of and for	As of and for	As of and for
		the nine-month	the year	the nine-month
		period ended	ended	period ended
		September 30,	December 31,	September 30,
		2011	2010	2010

Recorded investment at period end		$21,068	21,655	22,850
Impaired loans with specific related allowance at period end		$4,938	3,116	3,994
Amount of specific related allowance at period end		$2,904	674	833
Average investment during the period		$21,481	21,862	21,713
Interest income recognized on a cash basis during the period	$	not meaningful	35	not meaningful

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The details of impaired loans as of September 30, 2011 and December 31, 2010 follow (in thousands)

September 30, 2011

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
	Investment	balance	Allowance	Investment	Recognized
With no specific allowance
Commercial and industrial	$1,877	2,081	-	1,560	-
Commercial mortgage	9,073	10,467	-	7,105	-
Residential mortgage - first position	4,560	4,732	-	3,513	-
Residential mortgage - second position	519	547	-	453	-
Consumer - other	101	102	-	101	-
Subtotal	16,130	17,929	-	12,732	not meaningful
With specific allowance
Commercial and industrial	3,632	4,005	2,621	3,061	-
Commercial mortgage	1,306	1,376	283	3,950	-
Residential mortgage - first position	-	-	-	1,474	-
Residential mortgage - second position	-	-	-	214	-
Consumer - other	-	-	-	50	-
Subtotal	4,938	5,381	2,904	8,749	not meaningful
Total	$21,068	23,310	2,904	21,481	not meaningful
Summary by portfolio:
Commercial	$15,888	17,929	2,904	15,676	-
Residential	5,079	5,279	-	5,654	-
Consumer and other	101	102	-	151	-
Total	$21,068	23,310	2,904	21,481	not meaningful

December 31, 2010

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
With no specific allowance	Investment	balance	Allowance	Investment	Recognized
Commercial and industrial	$3,177	3,598	-	5,741	-
Commercial mortgage	10,107	10,446	-	9,949	34
Residential mortgage - first position	4,391	4,476	-	1,988	1
Residential mortgage - second position	664	668	-	642	-
Consumer - other	200	200	-	100	-
Subtotal	18,539	19,388	-	18,420	35
With specific allowance
Commercial and industrial	1,305	1,343	449	2,037	-
Commercial mortgage	924	2,489	51	1,070	-
Residential mortgage - first position	833	835	124	291	-
Residential mortgage - second position	54	56	50	44	-
Subtotal	3,116	4,723	674	3,442	-
Total	$21,655	24,111	674	21,862	35
Summary by portfolio:
Commercial	$15,513	17,876	500	18,797	34
Residential	5,942	6,035	174	2,965	1
Consumer and other	200	200	-	100	-
Total	$21,655	24,111	674	21,862	35

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

In the process of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans and attempt to work out alternative payment schedules with the borrower in order to avoid foreclosure of collateral. Any loans that are modified are evaluated to determine if they are "troubled debt restructurings” (TDR) and if so, are evaluated for impairment.  A TDR is defined as a loan restructure where for legal or economic reasons related to a borrower’s financial difficulties, the creditor grants one or more concessions to the borrower that it would not otherwise consider. Terms of loan agreements may be modified to fit the ability of the borrower to repay in respect of its current financial status and restructuring of loans may include the transfer of assets from the borrower to satisfy debt, a modification of loan terms, or a combination of the two. If a satisfactory restructure and payment arrangement cannot be reached, the loan may be referred to legal counsel for foreclosure.

As of September 30, 2011 there were two commercial relationships, one totaling $4.9 million and one totaling $0.3 million that were considered TDR’s due to the nature of the concessions granted due to the borrower. We have established no impairment reserve for either relationship in light of the value of underlying collateral and manangement’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For the largest one, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer was in compliance with the terms of the forbearance agreement which expired in March 2011. We have renewed the forbearance agreement for an additional 24 months with higher monthly payments than under the previous agreement.  The borrower has paid as agreed.

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

Gross servicing fees earned by the Company for the three-month periods ended September 30, 2011 and 2010, respectively, amounted to $357,000 and $339,000.  Gross servicing fees earned by the Company for the nine-month periods ended September 30, 2011 and 2010, respectively, amounted to $1,068,000 and $1,007,000.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in loan servicing assets for the nine-month periods ended September 30, 2011 and 2010, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2011		2010
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$2,222	$3,418	$1,797	$2,893
Originations	447		597
Amortization	(367)		(370)
Balance at September 30,	$2,302	$3,522	$2,024	$3,114

(5)   Capital Changes

At a special meeting of the Company’s shareholders held on September 14, 2011, the Company’s shareholders approved (a) a 4-for-1 forward stock split of the Company’s common stock (the “Stock Split”) and (b) a corresponding amendment to the Company’s Certificate of Incorporation that would effect the stock split by increasing the Company’s total number of authorized shares from 8,000,000 to 20,000,000 shares, increasing the authorized number of shares of common stock from 4,000,000 to 16,000,000 shares, including changing the par value per share from $20.00 to $5.00, and implementing the Stock Split. The amendment to the Company’s

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certificate of Incorporation effecting the Stock Split was filed with New York State on September 20, 2011.  All share data presented in the Company’s financial statements and this Form 10-Q has been adjusted retroactively to reflect this stock split.

At the Company’s April 2011 Annual Meeting, shareholders authorized a class of 4,000,000 shares of preferred stock [$.01 par value.]  No shares of preferred stock have been issued.

(6)   Dividend

On July 13, 2011, the Board of Directors declared a semi-annual $1.44 per share dividend on common stock to shareholders of record on July 23, 2011. The dividend was paid on August 1, 2011.  This is in addition to the semi-annual $1.43 per share dividend on common stock declared in January 2011, and paid to shareholders in February 2011.

(7)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2011 and 2010 follow (dollars in thousands, except per share data):

	Three-months		Nine-months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Basic Earnings Per Share:
Net income applicable to common shareholders	$5,025	4,719	$14,408	13,590
Weighted average common shares outstanding	1,887,901	1,892,116	1,888,337	1,886,864
Basic earnings per share	$2.66	2.49	$7.63	7.20

Diluted Earnings Per Share:
Net income applicable to common shareholders	$5,025	4,719	$14,408	13,590
Weighted average common shares outstanding	1,887,901	1,892,116	1,888,337	1,886,864
Effect of assumed exercise of stock options	35,936	30,896	35,105	30,716
Total	1,923,837	1,923,012	1,923,442	1,917,580
Diluted earnings per share	$2.61	2.45	$7.49	7.09

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)   Segment Information

The Company is organized into three reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), and Genesee Valley Trust Company (GVT). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three and nine month periods ended September 30, 2011 and 2010 follows (dollars in thousands).

Three months ended September 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,310	1	3	(4)	15,310
Non-interest income	6,271	980	958	(871)	7,338

Total revenues	21,581	981	961	(875)	22,648

Provision for loan losses	1,500	-	-	-	1,500
Intangible amortization	50	-	171	-	221
Other operating expenses	12,615	561	756	(192)	13,740

Total expenses	14,165	561	927	(192)	15,461

Income (loss) before tax	7,416	420	34	(683)	7,187
Income tax	2,162	156	72	(228)	2,162

Net income (loss)	$5,254	264	(38)	(455)	5,025

Total identifiable assets	$1,700,334	7,680	16,569	(9,625)	1,714,958

Three months ended September 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,659	3	(2)	(6)	15,654
Non-interest income	5,887	1,077	910	(1,086)	6,788

Total revenues	21,546	1,080	908	(1,092)	22,442

Provision for loan losses	1,700	-	-	-	1,700
Intangible amortization	55	-	194	-	249
Other operating expenses	13,011	593	766	(223)	14,147

Total expenses	14,766	593	960	(223)	16,096

Income (loss) before tax	6,780	487	(52)	(869)	6,346
Income tax	1,627	206	42	(248)	1,627

Net income (loss)	$5,153	281	(94)	(621)	4,719

Total identifiable assets	$1,650,207	12,253	16,987	(14,888)	1,664,559

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$45,278	6	9	(15)	45,278
Non-interest income	17,978	2,500	3,008	(2,037)	21,449

Total revenues	63,256	2,506	3,017	(2,052)	66,727

Provision for loan losses	2,390	-	-	-	2,390
Intangible amortization	150	-	515	-	665
Other operating expenses	39,971	1,762	2,305	(586)	43,452

Total expenses	42,511	1,762	2,820	(586)	46,507

Income (loss) before tax	20,745	744	197	(1,466)	20,220
Income tax	5,812	289	99	(388)	5,812

Net income (loss)	$14,933	455	98	(1,078)	14,408

Total identifiable assets	$1,700,334	7,680	16,569	(9,625)	1,714,958

Nine months ended September 30,	2010

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$45,534	9	(6)	(18)	45,519
Non-interest income	16,608	2,861	2,883	(2,663)	19,689

Total revenues	62,142	2,870	2,877	(2,681)	65,208

Provision for loan losses	4,650	-	-	-	4,650
Intangible amortization	163	-	583	-	746
Other operating expenses	37,880	1,520	2,495	(448)	41,447

Total expenses	42,693	1,520	3,078	(448)	46,843

Income (loss) before tax	19,449	1,350	(201)	(2,233)	18,365
Income tax	4,775	545	37	(582)	4,775

Net income (loss)	$14,674	805	(238)	(1,651)	13,590

Total identifiable assets	$1,650,207	12,253	16,987	(14,888)	1,664,559

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Financial Assets:	Amount	Value	Amount	Value
Cash and equivalents	$172,380	172,380	138,229	138,229
Securities, available-for-sale and held-to-maturity (1)	$272,960	278,411	272,336	276,856
Loans-net	$1,206,660	1,297,463	1,189,221	1,245,838
Loan servicing assets	$2,302	3,522	2,222	3,418

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	$1,095,074	1,095,074	984,940	984,940
Time deposits	$420,760	423,460	488,390	494,654
Borrowings	$-	-	330	328
Junior subordinated debentures	$51,547	52,360	51,547	52,866

Other financial instruments:
Interest rate swap agreements	$(3,887)	(3,887)	(933)	(933)
Letters of credit	$(148)	(148)	(127)	(127)

(1)Includes the Company's required investments in Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain securities’ fair values are determined using unobservable inputs and include bank-debt-based CDO’s. There is a very limited market and limited demand for these CDO’s due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. Management considered fair values from brokerage firms which were determined using assumptions as to expected cash flows and approximate risk-adjusted discount rates.

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. The estimated fair value of mortgage servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The key economic assumptions used to determine the fair value of mortgage servicing rights at September 30, 2011 and 2010, and the sensitivity of such values to changes in those assumptions are summarized in the 2010 Annual Report and are substantially unchanged.

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

Interest Rate Swap Agreement (Swap)

The fair value of the swap is the amount the Company would expect to pay to terminate the agreement and is based upon the present value of expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate.

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

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at September 30, 2011, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$502	-	-	502
U.S. government sponsored
enterprise obligations	-	49,920	-	49,920
State and municipal obligation	-	59,894	-	59,894
All other	-	1,414	904	2,318
Total assets	$502	111,228	904	112,634

Liabilities
Interest rate swap agreement	$-	3,887	-	3,887
Letters of credit	-	148	-	148
Total liabilities	$-	4,035	-	4,035

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	6,894	-	6,894
Collateral dependent impaired loans	-	-	4,938	4,938
Other real estate owned	-	-	3,454	3,454
Loan servicing assets	-	-	3,522	3,522
Total assets	$-	6,894	11,914	18,807

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2011  and 2010 (in thousands).

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Securities available for sale, beginning of period	$999	$958
Unrealized loss included in other comprehensive income	(95)	(54)
Securities available for sale, end of period	$904	$904

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

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2010  (in thousands).

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Securities available for sale, beginning of period	$995	$972
Unrealized loss included in other comprehensive income	(38)	(15)
Securities available for sale, end of period	$957	$957

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

We implemented the following Accounting Standards Update (ASU) as of July 1, 2011 with no impact to our financial condition or results of operations:

ASU 2011-02.  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, issued April, 2011.   The amendments in this Update clarify the guidance on a creditor’s evaluation of whether it has granted a concession. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (1) The restructuring constitutes a concession; and (2) The debtor is experiencing financial difficulties. The amendments in this Update were effective beginning with the third quarter of 2011, and were to be applied retrospectively to the beginning of 2011. We did not anticipate any significant impact upon adoption of these amendments, and none occurred. In general, the Company does not renegotiate nor does it materially modify loans to non-troubled borrowers.  Loans to troubled borrowers are typically placed in non-accrual status in advance of any consideration of renegotiation, and in only rare instances will the Company renegotiate a loan that results in a material concession to the borrower.

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

Significant Corporate Events

On September 14, 2011, shareholders approved a 4-for-1 forward stock split and charter amendment to affect the split by increasing the Company’s total number of authorized shares from 8,000,000 to 20,000,000 shares and increasing the authorized number of shares of common stock, thereunder, from 4,000,000 to 16,000,000 shares, while concurrently reducing the par value per share to $5.00 from $20.00. The amendment to the Company’s Certificate Incorporation effecting the stock split was filed with New York State on September 20, 2011.

On September 29, 2011, the Company announced that Robert G. Sheridan resigned as Secretary and Executive Vice President of the Company and as President of CNB Mortgage, effective September 1, 2011. Mr. Sheridan will remain on the Company’s Board of Directors and will continue in his role as Cashier of the Bank.

On October 24, 2011, on Latta Road in the Town of Greece, New York, the Company opened its newest banking office.  This 3,000 square foot building has three drive-up lanes and a drive up ATM. It is constructed as a grade-school in conjunction with the historical architecture of the area.

Financial Overview

Diluted earnings per common share for the third quarter of 2011 increased 6.5% to $2.61 from $2.45 in the same quarter of 2010. Net income in these periods was $5.0 million and $4.7 million, respectively. Total assets at September 30, 2011 were $1,715.0 million compared to $1,661.5 million at December 31, 2010 and $1,664.6 million at September 30, 2010.

Earnings for the third quarter of 2011, as compared with the third quarter of 2010, reflected a modest rise in total revenues (net interest income and other income) and a lower provision for loan losses, combined with lower operating expenses.  Net interest income fell due to lower rates on earning assets and a general narrowing of net interest margin and spread. The lower provision for loan losses occurred due to improved credit quality conditions and slower loan portfolio growth. Reflecting continued franchise growth, operating expenses increased in most major categories, except for Other, due mostly to lower FDIC premiums and downward adjustments for miscellaneous accrued expenses.

With the exception of the loan portfolio, average interest-earning assets and liabilities fell during the current quarter compared to the quarter that ended on June 30, 2011. Federal funds sold fell driven by seasonal outflows of municipal deposits, and investment balances fell due to seasonal municipal obligation maturities. Off-balance sheet, both the book value and fair value of Assets under Administration fell, reflecting new customer accounts offset by seasonal outflows and a significant decline in stock market performance.

We were encouraged by the continued increase in net loans, having reversed earlier quarters’ declines.  In addition, retail deposit growth continues, a reflection of the strength of our franchise. Notwithstanding the loan and retail deposit growth, the declining balance sheet and narrowing net interest margin, which accounts for over two-thirds of revenue, is likely to have a negative impact on overall profitability.

Financial Condition (three months ended June 30, 2011)

At September 30, 2011, total assets were $1,715.0 million, up $25.0 million or 1.5% from $1,690.0 million at June 30, 2011.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $172.4 million at September 30, 2011, falling $23.4 million on seasonal outflow of municipal deposits, and partially impacted by an increase in loans and decrease in investment balances.

The securities portfolio grew $1.7 million or 0.7% from June 30, 2011. Throughout most of the year we experienced a relatively high level of security calls (i.e., issuers repaid debt obligations before their stated maturities).   Market interest rates fell during this quarter compared to the first two quarters of this year.  This decline made it beneficial for issuers to call outstanding higher cost obligations and replace with lower cost obligations. With this lower rate environment we found fewer investments with attractive terms (rate, maturity, credit quality) in which to invest.  With low rates and little inventory in the market, we purchased fewer investments in the early part of this quarter, and the uninvested funds were held in Federal Funds Sold. It was not until late September that we were able to purchase securities in a high enough volume to replace the volume called.  As we discussed in prior quarters, considering the continued low loan demand and high Federal Funds Sold balance, we will seek to grow the investment portfolio in the coming quarters to improve overall interest margin. However, our ability to do so will be restricted by the supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (79.8% of total at September 30, 2011) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at September 30, 2011, that there are none considered to be other than temporarily impaired.

Recently a handful of non-New York State municipalities have declared bankruptcy.  Much continues to be written about high debt loads of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At September 30, 2011, 93% of the portfolio was rated A or better, 4% BBB, and 3% was unrated. In addition, 97% of the obligations were backed by third-party credit support, and 98% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at September 30, 2011.

In early August 2011, Congress passed, and the President signed, legislation to increase the nation’s debt limit as well as develop a process for addressing the current and future deficits. Lack of an agreement raised the specter of a U.S. government default on its debt.  One rating agency downgraded US debt from AAA.  Although the other major rating agencies affirmed the highest rating for US debt, there still remains the risk of future rating agency downgrades. Since there was no measureable impact following the one downgrade, we can only speculate how another downgrade would impact the economy or our customers.  With respect to any direct impact on the Company, we believe it would have little as we hold only $500,000 in U.S. Treasury debt.

Loans, exclusive of loans held for sale, grew $45.9 million during the third quarter of 2011 with the gross portfolio totaling $1,223.3 million compared to $1,175.9 million at June 30, 2011. This continues last quarter’s trend of portfolio growth.  During this quarter we expected an increase in commercial loans given the strength in our pipeline, and mortgage loans given the summer home buying season.  We also targeted growth in the indirect automobile portfolio by offering discounted interest rates.  We expect to see continued intense competition from banks, finance companies, and credit unions in the coming quarter.  With respect to our balance sheet, in the coming quarter we expect both the commercial and residential portfolios to increase modestly, while the indirect portfolio growth will be more substantial.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at September 30, 2011, were $1,515.8 and were up $21.2 million from June 30, 2011.  Growth occurred in all lower interest cost categories.  Net growth was seen in municipal deposits while consumer and business deposits were generally flat.  In September, local school district taxes were due.  We typically experience this movement of deposits from taxpayers to tax collectors. Consistent with recent quarters, we continued to experience declines in time deposits, both consumer and business, and expect that to repeat through the end of 2011 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid awaiting higher rates and investment returns.  Since most of these matured time deposits were redeposited in other deposit types, except for the $15 million of matured brokered deposits, our non-government deposits were only minimally impacted, but our interest costs declined as a result. Looking to the coming quarter, we expect consumer and commercial deposits to grow modestly and we expect little change in total municipal deposits consistent with prior years.

As expected, there was no change in total borrowings. We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of consumer and business deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended September 30, 2011)

Net interest income decreased $0.3 million or 2.2% for the quarter compared to the same quarter in 2010, reflecting a narrowing of interest rate margin and spread.  Average asset balances grew, but came in low yielding Federal Funds Sold. With general interest rates remaining low we have seen both asset yields and liability costs fall as maturing products are replaced at lower interest rates.  Furthermore, given the length of this very low interest rate environment, we’re finding it increasingly difficult to significantly lower rates on deposit products, yet rates continue to fall on earning assets, thus negatively impacting our interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2010, the overall net growth in interest-earning assets and interest-bearing liabilities had little impact on net interest income, and the change in rates had a $0.3 million negative impact. Net interest margin was 4.03% for the third quarter of 2011, down from 4.32% during the same quarter in 2010, but up slightly from 4.00% in the second quarter of 2011.  As we discussed in our 2010 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2011 and 2010 follows (dollars in thousands).

	2011			2010
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$167,164	$108	0.26%	$88,614	$61	0.28%
Securities	264,699	2,727	4.12	269,936	2,999	4.44
Loans, net	1,168,053	16,117	5.52	1,175,769	17,299	5.89
Total interest-earning assets	1,599,916	$18,952	4.74%	1,534,319	$20,359	5.31%
Non interest –earning assets	97,170			103,623
Total assets	$1,697,086			$1,637,942

Total deposits	$1,288,861	$2,126	0.66%	$1,256,888	$2,975	0.95%
Total debt	51,547	706	5.48	56,399	802	5.69
Total interest-bearing liabilities	1,340,408	$2,832	0.85%	1,313,287	$3,777	1.15%
Non-interest bearing liabilities	226,959			206,198
Equity	129,719			118,457
Total liabilities and equity	$1,697,086			$1,637,942

Interest rate spread			3.89%			4.16%
Net interest margin		$16,120	4.03%		$16,582	4.32%

The provision for loan losses was $1.5 million for the quarter, lower than the $1.7 million for the same quarter last year. The lower provision in the 2011 third quarter was mostly driven by stable asset quality, lower net charge-offs, and slower net growth in the overall loan portfolio balance. The higher provision in 2010 was mostly attributable to portfolio growth. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total other income for the quarter ended September 30, 2011 increased 8.1% to $7.3 million from $6.8 million in 2010.  Service charges on deposit accounts were relatively unchanged with lower revenues from our Courtesy Limit product offset by higher revenues for electronic banking services.  Changes in banking regulations for overdraft payment services, requiring affirmative customer opt-in and other limits on charges were effective in the middle of 2010, reducing year-over-year revenue.  Account maintenance service charges (included in service charges) were down slightly year-on-year due to higher customer balances offsetting their periodic fees. Electronic banking services (debit and ATM card revenues) continued to increase with consumers shifting from cash and checks to electronic transactions. We expect these trends to continue through the remainder of the year.

A consequence of the passage of Financial Reform Act is the potential negative industry-wide impact on debit card interchange income.  The so-called “Durbin Amendment” required the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which includes the Company; therefore, we do not anticipate negative consequences.  However, merchants could choose to accept debit cards issued only by the largest banks, which are subject to the interchange limits.  If that were to occur, our customers would be inconvenienced and our electronic banking income reduced.

Trust and investment services income grew 19.8% to $3.2 million for the third quarter of 2011 compared to $2.7 million for the same quarter in 2010. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue into the coming quarters with year-over-year growth rates expected to be in the 10% range. We anticipate fair value growth in the fourth quarter will at least mirror book value growth.  However, the fair value of assets declined significantly during the third quarter as a result of the stock market’s decline.  This decline will impact fourth quarter revenues if market values do not appreciate later in the quarter when we calculate the majority of our fees.

Assets Under Administration
as of
(in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010

Book value	$1,693,855	1,705,644	1,717,495	1,658,111	1,617,685

Fair value	$1,737,783	1,909,411	1,928,261	1,830,549	1,729,316

The net gain on sale of mortgages was unchanged in 2011 compared to 2010.  The total volume of closed loans was down 17.2% year over year (See table below).  However, management’s efforts to improve pricing and reduce loan delivery penalties paid off in 2011 with improved profitability.  In the coming quarter, usually a slower period for home sales and mortgage closings in our region, we expect volumes to be similar to last year’s fourth quarter.  We expect the net gain on sale of mortgages to be lower than last year, because we anticipate holding more loans in portfolio in connection with our efforts to reduce federal funds sold balances in favor of loans.

CNB Mortgage Closed Loans by Type
For the three-month periods ended September 30,
(dollars in thousands)

	2011	2010
Purchase money mortgages	$34,325	34,570
Refinance mortgages	18,385	29,083
Total mortgage originations	$52,710	63,653

Percentage of loans retained in portfolio	20.0%	13.7%

Loan servicing fee income continued to rise. We expect this historical level of income for the Company to remain as long as rates stay low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for them stood at $452.1 million at September 30, 2011 compared to $435.2 million at December 31, 2010, and $422.8 million at September 30, 2010.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $113.0 million at September 30, 2011 compared to $ 116.1 million at December 30, 2010, and $117.4 million at September 30, 2010.

Other operating income was little changed for the quarter, but can fluctuate from time to time depending upon earnings from our nonmarketable investments. We expect to record earnings from those investment in the coming quarters, however the extent and timing cannot be determined.

Total operating expenses fell 3.0% or $0.4 million for the quarter ended September 30, 2011, compared to the same three-month period in 2010. With the exception of the expected drop in FDIC insurance expense and decreases in other expenses, all major categories increased, and were consistent with the growth in our franchise: loans, deposits, assets under administration, etc.  The largest component increase was in salaries and employee benefits reflecting the addition of new staff and raises for incumbents. We expect similar results for the fourth quarter of the year, except in other expenses, which should increase from this quarter.

Occupancy costs have increased with the addition of offices including the office which opened in the Town of Webster, New York in October 2010.  Marketing and public relations expenses have increased due to an increase in television advertising, and continued promotional activities in Sarasota, Florida related to our trust business.  Technology and data processing expenses, and professional and other services expenses have increased consistent with the franchise growth.

The quarterly effective tax rate was 30.1% in 2011 and 25.6% in 2010.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle to 28% - 30% range through 2011 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Financial Condition and Results of Operations (nine months ended September 30, 2011)

At September 30, 2011, total assets of the Company were up $53.5 million or 3.2% from December 31, 2010. Cash and equivalents (cash, balances and federal funds sold) increased as a result of strong deposit growth, in excess of securities and net loan growth.  Securities grew $0.4 million as calls and maturities nearly equaled purchases of new investments. Loans grew $18.5 million or 1.5%.  Increases were seen in all categories with the largest increase in indirect automobile loans.  Total deposits at September 30, 2011, were up $42.5 million or 2.9% with growth mostly in consumer and municipal deposits.

Compared to the same period in 2010, net interest income was down slightly in the first nine-months of 2011. Net interest margin was positively impacted by a net increase in balances, but this was offset by the negative impact of falling rates in interest-earning assets. Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2011 and 2010 follows:

	2011			2010
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$164,856	$318	0.58%	$82,032	$174	0.64%
Securities	271,449	8,519	4.18	273,839	9,364	4.56
Loans, net	1,159,206	48,373	5.56	1,151,537	50,419	5.84
Total interest-earning assets	1,595,511	$57,210	4.78%	1,507,408	$59,957	5.30%
Non interest –earning assets	94,942			104,585
Total assets	$1,690,453			$1,611,993
Total deposits	$1,297,365	$7,217	0.74%	$1,251,492	$9,162	0.98%
Total debt	51,584	2,193	5.67	59,010	2,452	5.54
Total interest-bearing liabilities	1,348,949	$9,410	0.93%	1,310,502	$11,614	1.18%
Non-interest bearing liabilities	214,691			186,542
Equity	126,813			114,949
Total liabilities and equity	$1,690,453			$1,611,993

Interest rate spread			3.85%			4.12%
Net interest margin		$47,800	3.99%		$48,343	4.28%

The provision for loan losses was $2.3 million lower for the first nine months of 2011 compared to the first nine months of 2010.  The reasons are discussed in the three-month section above.

Other income for the nine months ended June 30, 2011, increased 8.9% to $21.4 million from $19.7 million in 2010. The same factors impacting the three-month period impacted the nine month period results; the exception coming in Other Operating Income which grew $0.4 million.  Of this amount, $0.3 million was due to earnings from our investment in Cephas Capital Partners which is in a wind-down phase.

Mortgage closings fell 21.4% for the nine month period ended September 30, 2011 compared to the same period in 2010 due to the end of the government sponsored homebuyer credit in 2010.  Along with the overall decrease in volume was the reduction in net gain on the sale of mortgage loans.  However the income reduction was less than the volume reduction for the reason discussed in the three-month section. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the nine-month periods ended September 30,
(dollars in thousands)

	2011	2010
Purchase money mortgages	$81,956	112,082
Refinance mortgages	57,453	65,225
Total mortgage originations	$139,409	177,307

Percentage of loans retained in portfolio	24.3%	21.3%

Operating expenses increased 4.6% or $1.9 million for the nine months ended September 30, 2011, over the same period in 2010.  The reasons are the same as those discussed in the three-month section above.

The Company's effective tax rate for the year to date in 2011 increased to 28.7% from 26.0% in 2010. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2010 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At September 30, 2011 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold, continued deposit inflows and the slow pace of loan growth and investment purchases, we foresee no borrowings in the coming quarter.

For the nine months ended September 30, 2011, cash flows from all activities provided $34.2 million in net cash and cash equivalents versus $48.3 million for the same period in 2010.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $27.8 million in 2011 versus $13.8 million in 2010.  Both the largest source and use of operating cash in 2011 and 2010 were loans held for sale with origination and sales activity about 25% lower in 2011 than in 2010. Excluding the effect of loans held for sale, operating activities provided $20.6 million cash for each of the nine-month periods in 2011 and 2010.

During the first three quarters of 2011, investing activities used $30.3 million in cash and equivalents compared to $51.4 million in 2010. Significant investing activities in both periods occurred in the loan and securities portfolios.  However in 2011, due to higher prepayments and lower line of credit drawdowns, the loan portfolios utilized significantly less cash and equivalents than in 2010. In 2011, maturities and calls of higher yield investments equaled our new investments, while in 2010 net securities activities used cash (increased the portfolio).

Cash provided by financing activities was $36.7 million in 2011 versus $85.9 million in 2010.  The main contributor in both years was deposit activity.

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

	September 30, 2011	December 31, 2010
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$126,070	101,481
Commercial real estate and construction	$36,727	31,826
Residential real estate at fixed rates	$4,506	3,871
Home equity lines of credit	$178,915	150,085
Unsecured personal lines of credit	$16,270	16,662
Standby and commercial letters of credit	$9,846	8,180
Commitments to sell real estate loans	$6,894	14,113

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2011, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2010, and management anticipates no change in this classification for the foreseeable future.

On September 12, 2010, the Basel Committee on Banking Supervision released its proposal for revising capital requirements for internationally active financial institutions. These new standards are called Basel III.  As a signatory to this proposal, the United States banking regulators will be revising capital standards for financial institutions in the U.S.  Accordingly, we expect our capital standards will change.  However, regulators have not released any new standards and are not expected to do so for some time.  Furthermore, the international standards do not become fully effective until 2018, which is likely when the U.S. standards would become fully effective.  It is too early to determine whether there will be any material impact to the Company.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2010	2010	2010

Allowance as a percentage of total period end loans	1.37%	1.35%	1.36%	1.30%	1.30%

Allowance as a percentage of non-performing loans	74.38%	70.03%	69.27%	68.48%	66.43%

Net charge-offs to average loans (annualized)	0.15%	0.12%	0.16%	0.40%	0.37%

Non-performing loans to total period-end loans	1.84%	1.93%	1.97%	1.90%	1.95%

Non-performing assets to total period-end
loans and other real estate	2.12%	2.22%	2.25%	2.21%	2.21%

The provision for loan losses for the three-month period ended September 30, 2011 was slightly lower than the same period in 2010, reflecting lower loan growth and improved credit quality compared to 2010. The balance in the allowance for loan losses changed little during the quarter, but was impacted by higher quantitative factors from the eight-quarter loss migration applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowances associated with commercial loans were reduced due to lower quantitative factors. As discussed more fully in the 2010 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2011 is appropriate at $16.7 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the third quarter of 2011 were $0.7 million, compared to $0.2 million in the second quarter of 2011 and $0.9 million in the third quarter of 2010.  Net charge-offs to average loans for the first nine months fell in 2011 to a lower than average 15 basis points compared to 40 basis points in 2010. The 2010 figure was high due to a large charge-off on an impaired commercial loan with an impaired reserve in that year’s first quarter. In the coming quarter, we anticipate annualized net charge-offs in the 20-35 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $22.4 million at September 30, 2011, down slightly from $22.6 million at June 30, 2011, and $22.8 million at year end 2010, and $23.7 million at September 30, 2010.  The general decline in non-performing loans since September 30, 2010, came mainly in commercial and industrial loans.  Non-performing first lien residential loans increased year over year, due to an increase in the number of borrowers unable to make timely principal payments or property tax payments.

Though a comparatively modest amount, other real-estate owned has also increased since September 30, 2010, but is down from year-end 2010 due to property liquidations. Given the current economic climate and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

During this quarter, we implemented the provisions of ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which was issued in April 2011.  See Note 3 of the accompanying financial statements for additional information.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $21.1 million at September 30, 2011 from $22.9 million at September 30, 2010 due to improvements in commercial and industrial loans.  Since year end 2010, total impaired loans decreased $0.6 million mostly due to improved credit quality for a handful of small commercial real estate relationships. At September 30, 2011 we identified 86 loans totaling $21.1 million that were considered impaired.  Of these, 44, with an aggregate balance outstanding of $15.8 million were analyzed on a loan-by-loan basis, 13 of which, with an aggregate balance of $4.9 million, had specific reserves calculated amounting to $2.9 million. The remaining 42 loans totaling $5.3 million were evaluated for impairment on a collective basis.

Though we see signs of improving regional economic conditions, their positive impact will be slow to realize.  We can anticipate more loans, though we know of no material ones, will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period, and we will likely see some impaired loans decline to loss status. Accordingly we do not expect the level of impaired loans to substantially change during the fourth quarter of 2011.

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

Proposed regulations on “minimum standards for mortgages” in section 1141 of the Financial Reform Act and related proposed amendments to Regulation Z would prohibit our offering of our popular three-year callable mortgage.  This product has been successfully managed by our borrowers for years, and has allowed us to finance their home purchases using an interest-rate risk managed product whose yield matches our cost of funds.  This contrasts with the typical 30-year fixed rate mortgage, which if placed on a bank’s balance sheet is funded by short-term deposits, leading to a significant asset-liability mismatch and a high interest rate risk.  In the interim we have developed a five-year callable mortgage which we have just begun marketing

In the first quarter of 2011, the FDIC finalized its new assessment system in accordance with the Financial Reform Act.  The changes became effective beginning last quarter and were assessed against our prepayments to the FDIC at the end of September 2011. The FDIC Board approved a final rule that changed the assessment base for deposit insurance, adopts a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund.  The rule -- as mandated by the Dodd-Frank Act -- finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. As mandated by the Financial Reform Act, the rule changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity. The rule defines tangible equity as Tier 1 capital. The rule lowered overall assessment rates in order to generate the same approximate amount of insurance premiums under the new larger base as was raised under the old base. The largest banks (over $10 billion in assets) pay higher insurance premiums than under the previous formula, while smaller banks, ours included, pay lower relative premiums. We estimate our annualized premiums will fall as much as $1.0 million.

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

ASU 2011-08 Testing Goodwill for Impairment, issued September 2011. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for us beginning in 2012; however, early adoption is permitted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2010 Annual Report, we predicted market interest rates for 2011 would remain fairly steady for most of the year at current historic lows with an increase in the fourth quarter of the year.  Upon review of recent economic, fiscal, and monetary reports, including a review of the Federal Open Market Committee’s minutes, we now believe market interest rates will remain at current historic lows until  at least mid-2013.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at September 30, 2011 and December 31, 2010.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2011	2010
200	(2)%	(2)%
100	(5)	(3)
No change	-	-
-100	(1)	(2)
-200	(1)	(2)

Our model suggests our interest rate risk has increased slightly from year end for a smaller upward change in rates (+100 basis points), and is unchanged for larger change in rates both upward and downward. Our exposure to smaller increasing rates has increased, because, if interest rates move upward our liability costs (deposits and borrowings) will rise faster than our asset yields. We also believe this is the most likely scenario in the future with rates more likely to rise than fall, although not until 2013 at the earliest. Our decreased exposure in a downward rate scenario is due principally to loans which have reached floor interest rates.

The Company’s exposure to interest rates will change in September 2012 when its $20.6 million junior subordinated debenture converts from a fixed rate of interest of 6.32% per annum to a variable rate of LIBOR plus 1.44%.  Because of the long-term nature of this debenture, we prefer to fix its interest cost. In consideration of this rate change, we are evaluating entering into a forward interest rate swap agreement prior to September 2012. This agreement would be accounted no differently than our other interest rate swap agreements.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2011, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth, for the monthly periods in 2011 in which there were transactions, the total number of shares purchased and the price paid per share by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award, the Canandaigua National Corporation Employee Stock Ownership Plan (ESOP) and the Canandaigua National Corporation for treasury.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  Shares repurchased by the Company are not part of a publicly announced plan or program.  The purchase prices per share were determined based on the most recent price established at the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales occur when corporate needs require the use of shares and there are sufficient quantities in Treasury.

	Total	Average
	Shares	Price Per
Date	Purchased (#)	Share ($)	Purpose

January 2011	200	$95.85	Treasury
April 2011	140	$99.89	Compensation
June 2011	848	$103.87	Treasury
June 2011	16	$103.87	Compensation
June 2011	36	$103.87	Arthur S. Hamlin Award
September 2011	107	$111.34	Compensation

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other information

Unresolved Staff Comments

None

Common Stock Trades

All share and per share information in all tables has been adjusted to reflect the four-for-one forward stock split approved by the Company’s shareholders at a special meeting on September 14, 2011, and effected pursuant to an amendment to the Company’s Certificate of Incorporation, which was filed with New York State on September 20, 2011.

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

February 24, 2011	2,948	$99.89	$107.21	$98.69
May 26, 2011	3,036	$103.87	$110.00	$102.50
August 25, 2011	3,216	$111.34	$118.13	$107.50

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2011	2,536	$85.26	$88.50	$83.75
2nd Quarter, 2011	636	$90.12	$93.75	$86.50
3rd Quarter, 2011	2,456	$97.70	$105.00	$87.50

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 8 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Statements of Condition as of September 30, 2011 and December 31, 2010; (ii) condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; (iv) condensed Consolidated Statements of Changes in shareholders’ Equity for the nine months ended September 30, 2011 and 2010; and, (v) Notes to unaudited Condensed Consolidated Financial Statements.

.

Notes

*Certain portions of these agreements have been granted confidential treatment by the Securities and Exchange Commission. Confidential information is omitted from these agreements and filed separately with the Commission

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES
CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 4, 2011	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
Chairman and Chief Executive Officer

November 4, 2011	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer