Form 10-K/A
period 2011-12-31
CANANDAIGUA NATIONAL CORP
filed 2012-03-02
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Common stock, $5.00 par value
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

Large accelerated filer ¨               Accelerated filer [Ö]               Non-accelerated filer ¨            Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

As of June 30, 2011, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the then most recent public stock sale of $103.87 per common share, was $196,091,000.

Number of shares outstanding of the Registrant's shares of common stock as of January 31, 2012: 1,887,254.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2011, and Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Parts I, II, and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2011

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

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, (the “Company”), is a financial holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York.  The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. In November 2011, in connection with its acquisition of a majority interest in WBI OBS Financial, LLC, the parent company of OBS Holdings, Inc., an investment sub-advisory company, the Company became a financial holding company.  Prior to then, in December 2007, in connection with its acquisition of Genesee Valley Trust Company, the Company became a multi-bank New York State bank holding company. The financial services company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank and Genesee Valley Trust Company.  Effective August 31, 2010, CNB Mortgage Company became a wholly-owned subsidiary of the Bank. It was formerly a wholly-owned subsidiary of the Company. The reason for the change was to bring CNB Mortgage Company under the federal banking regulatory structure from New York State’s banking regulatory structure, which had become increasingly rigid and costly. There was no change in the consolidated financial results, in segment reporting, or in management of the companies. The Bank is the principal source of the Company's operating revenue and net income.  (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended December 31, 2011 (the "2011 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.)  In January 2008, the Company acquired all of the outstanding stock of Genesee Valley Trust Company, as more fully described in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.  In 2009, the Company formed a limited-purpose national trust company in the State of Florida named Canandaigua National Trust Company of Florida. In November 30, 2011, the Company acquired a majority interest in WBI OBS Financial, LLC.

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

CNB Mortgage Company

The Company acquired 100% of Home Town Funding, Inc., (doing business as CNB Mortgage Company), in October 1997. CNB Mortgage is a wholly-owned subsidiary of the Bank and operates as the Company's mortgage department, and offers a full line of mortgage products.  It is engaged in underwriting and funding mortgages primarily in Western New York State, and it resells residential mortgage loans to the Bank and unaffiliated entities that service the loans.

Genesee Valley Trust Company

Genesee Valley Trust Company (GVT) is a New York state chartered trust company headquartered in Rochester, New York.  It provides fiduciary, investment management, and retirement services.  The Company acquired 100% of the voting shares of GVT in January 2008.

WBI OBS Financial, LLC

On November 30, 2011, the Company acquired a majority interest in WBI OBS Financial, LLC (WBI), a company formed to concurrently acquire OBS Holdings, Inc. (OBS).  OBS, an Ohio-based company, provides investment sub-advisory services to the Bank and several other financial institutions, primarily community banks and credit unions, and has approximately $900 million in managed assets.

Geographic Market Served

The Company's physical market area generally covers Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs.  Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone, and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide.  Since the mid-1990s, the Bank has expanded into Monroe County and surrounding areas by opening community banking offices in Pittsford (1995), Webster/Penfield (1998), Greece (1999), Chili (1999), Honeoye Falls (1999), Perinton (2000), Irondequoit (2000), Bushnell's Basin (2000), the City of Rochester (2000), Brighton (2002), Penfield (2004), Geneva (2006), Henrietta (2007), the City of Rochester (2009), the Town of Webster (2010), and the Town of Greece (2011).  The Bank continues to pursue branch opportunities in its market area and plans to open additional offices in Monroe County.

The Company's market area is a middle-class, economically diversified region that includes urban, suburban, and rural markets.  Rochester is the second largest city by population in New York State outside of New York City.  According to the U.S. Census Bureau's 2000 Census, the Rochester MSA had a household population of 1.1 million - 545,000 (52 percent) females and 511,000 (48 percent) males. The median age was 38 years. Twenty-seven percent of the population was under 18 years and 13 percent was 65 years and older.  The median income of households in the Rochester MSA was $44,695. Seventy-eight percent of the households received earnings, and 21 percent received retirement income other than Social Security.   In 2000, for the employed population 16 years and older, the leading industries were: education, health, and social services, 24 percent; manufacturing, 21 percent; and retail trade, 14 percent.  In 2000, the Rochester MSA had a total of 451,000 housing units, seven percent of which were vacant.  Of the total housing units, 69 percent were in single-unit structures, 27 percent were in multi-unit structures, and 4 percent were mobile homes.  In 2000, the Rochester MSA had 420,000 occupied housing units - 286,000 (68 percent) owner occupied and 134,000 (32 percent) renter occupied. Ninety-seven percent of the households had telephone service, and 81 percent of the households had access to a car, truck, or van for private use. Forty-two percent of households had two vehicles and another 16 percent had three or more.  The median monthly housing costs for mortgaged owners was $1,069, non-mortgaged owners $369, and renters $623. Twenty-one percent of owners with mortgages, nine percent of owners without mortgages, and 47 percent of renters in the Rochester MSA spent 30 percent or more of household income on housing.

Competition

The Company considers its business to be highly competitive in its market area.  The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers.  The Company also competes with securities brokers, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.  According to the FDIC, on February 2, 2012, there were 7,349 insured depository institutions in the United States.  They held assets of $13.8 trillion and deposits of $10.0 trillion as of September 30, 2011. Of these banks 6,278 were commercial banks with $12.7 trillion of assets and $9.1 trillion of deposits. The remainder were principally savings institutions.

The Company is generally competitive with financial institutions in its service area with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and fees for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location.  Based upon the most recent data* available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2011, the Company's share of deposits for all banks in the Rochester MSA was 10.3% ($1,510.2 million); 10.3% ($1,447.1 million) in 2010;  10.03% ($1,360.3 million) in 2009; 9.15% ($1,125.9 million) in 2008; and 8.65% ($1,099 million) in 2007.  At June 30, 2011, all banks in the Rochester MSA had total deposits of approximately $14.7 billion. [*This data excludes deposits held by non-bank financial institutions, which data is not publicly available.]

Employees

At December 31, 2011, the Company had 501 employees, 103 of whom worked on a part-time basis.  None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

Supervision and Regulation of Banking Activities

The supervision and regulation of bank and financial holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds regulated by the FDIC and the banking system as a whole, and not for the protection of shareholders or creditors of bank holding companies. Bank regulatory agencies have broad enforcement power over bank and financial holding companies and banks, including the power to impose substantial fines, operational restrictions and other penalties for violations of laws and regulations. The following description summarizes some of the laws to which the Company and its subsidiaries are subject. References to applicable statutes and regulations are brief summaries and do not claim to be complete. Management believes the Company is in compliance in all material respects with these laws and regulations. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

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

The Act permanently implemented FDIC insurance coverage for all deposit accounts up to $250,000. Furthermore, the insurance premium assessment base is revised from all domestic deposits to the average of total assets less tangible equity.  The minimum reserve ratio of the deposit insurance fund is increased from 1.15% to 1.35%, with the increase to be covered by assessments on insured institutions with assets over $10 billion until the new reserve ratio is reached. The change in the assessment base calculation resulted in a reduced premium charge for the Company from its previous charge. In October 2010, the FDIC announced that it will extend the period to reach its maximum reserve levels, and combined with lower loss projections, has eliminated the three (3) basis point premium that was scheduled for 2011.

The Act created the Consumer Financial Protection Bureau (CFPB). It has an independent budget and is housed in the Federal Reserve Board, but not subject to its jurisdiction.  The CFPB has rulemaking authority to promulgate regulations regarding consumer financial products and services offered by all banks and thrifts, their affiliates and many non-bank financial services firms.  We cannot determine what the impact the CFPB’s rules and regulations might have on the Company, its product offerings, its customers’ ability to purchase products to meet their specific needs, or the Company’s general business practices, but they are likely to be significant given the CFPB’s broad powers.

The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company.  Final rules were implemented in 2011.  While the rules are not designed to negatively impact smaller banks, and to date we have not experienced any detrimental effects, since, the Company contracts with large debit card processors with which we have relatively weak bargaining power, it is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.

The Act has changed oversight authority for the prudential regulation of the Company so both the Bank and the Company will be regulated by the Office of the Comptroller of the Currency (OCC), because the Company has less than $50 billion in assets.  Formerly the Bank was regulated by the OCC and the Company was regulated by the Federal Reserve Board.

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

The Act also modifies the calculation for a loan to be subject to “high-cost-loan” status under the Home Ownership and Equity Protection Act (HOEPA) by requiring the Annual Percentage Rate (APR) to be compared to the average prime offer rate for a comparable transaction and not the rate on U.S. Treasury securities having a comparable maturity. The points and fees trigger is lowered, and a prepayment fee trigger is added.  We believe this calculation methodology is flawed, because low balance loans, those most beneficial to first-time homeowners, would carry an interest rate unprofitable to the Company. Principally the methodology ignores that originating a loan, no matter what its balance, has certain fixed costs, and these costs when spread over a smaller balance result in a higher effective interest rate.

THE COMPANY

Canandaigua National Corporation is incorporated under the laws of the State of New York. As a financial holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is required to file annual reports and such additional information as may be required by the Federal Reserve Board (the "FRB") pursuant to the BHC Act. The FRB has the authority to examine the Company and its subsidiaries.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2011 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

Acquisitions by Bank Holding Companies -- The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

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

Restrictions on Transactions with Affiliates and Insiders -- Transactions between the Company and its subsidiaries, including the Bank, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Company and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

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

WBI OBS FINANCIAL, LLC

WBI OBS Financial LLC’s subsidiary, Online Brokerage Services, Inc. is a registered broker-dealer and is subject to the regulations of Financial Industry Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC).

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

Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley (GLB) Act of 1999 was enacted. The GLB Act repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.  In addition, the GLB Act contained provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law was to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" was broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that did not pose a substantial risk to the safety and soundness of depository institutions or the financial system.  The GLB Act also permitted national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHC Act or permitted by regulation.

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

CRITICAL ACCOUNTING POLICIES

The SEC defines "critical accounting policy" as one that is "most important to the portrayal of the company's financial condition and results, and it requires management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain."  Management considers the "Allowance for Loan Losses" and “Valuation of Investment Securities” as the Company's critical accounting policies.  See Part II, Item 7 for a discussion.

AVAILABLE INFORMATION

The Company electronically files quarterly (Form 10-Q) and annual (Form 10-K) reports and proxy statements with the Securities and Exchange Commission (SEC) on a regular basis.  Other reports are filed when necessary in accordance with the Securities Exchange Act of 1934.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains electronic versions of reports, proxy and information statements, and other information regarding the Company, which are filed electronically with the SEC at http://www.sec.gov. In addition, we will provide, at no cost to shareholders, paper (or electronic, if available) copies of the foregoing documents upon written request to our Corporate Secretary, Steven H. Swartout, 72 South Main Street, Canandaigua, New York 14424.

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

Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank and CNB Mortgage are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements. Management has also established policies to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part II, Item 7, "Loans," incorporated by reference to the Company’s 2011 Annual Report, for a complete discussion.

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

Liquidity Risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  The Company is subject to liquidity risk, which it mitigates by establishing and accessing lines of credit with various financial institutions and accessing the brokered CD markets. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, "Liquidity," incorporated by reference to the Company’s 2011 Annual Report, for more information.

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

Economic Conditions, Limited Geographic Diversification. The Company's operations are principally located in the Finger Lakes Region of Western New York State. Because of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in this area, which include losses of manufacturing jobs in the Rochester area and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served" and "Competition, above."

Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Competition. Regional, national and international competitors are much larger in total assets and capitalization than the Company, have greater access to capital markets, and can offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served," "Competition," and "Supervision and Regulation of Banking Activities, above."

Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders. Financial institution regulation has been the subject of significant legislation and agency regulation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Supervision and Regulation of Banking Activities, above."

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Canandaigua National Corporation operates from the main office of the Bank at 72 South Main Street, Canandaigua, New York.  CNB Mortgage Company owns and operates from a building in Pittsford, New York. Genesee Valley Trust Company leases and operates from an office in Pittsford, New York. Canandaigua National Trust Company of Florida leases and operates from an office in Sarasota, Florida. WBI OBS Financial, LLC’s principal operating subsidiary leases and operates from an office in Whitehouse, Ohio.

As of December 31, 2011, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and fifteen offices located in Monroe County, New York. Four are owned by the Bank with the all but one leased from unrelated third parties over terms ranging from one month to 25 years.  The Brighton, New York office is leased from Director Fox.  This lease was originated on an arm’s-length basis several years prior to Mr. Fox becoming a director of the Company.  The main office of the Bank is located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva Offices.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The information required by this item with respect to market information, holders, dividends, sales of securities, and stock purchases are included in the section entitled Our Common Stock in our 2011 Annual Report and is incorporated herein by reference thereto.

The information required by this item with respect to equity compensation plans under Regulation S-K 201(d) is included in the section entitled Compensation Discussion and Analysis in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

PERFORMANCE GRAPH

The following performance graph is required by SEC regulations. The theory underlying this requirement is that all reporting corporations have organized trading markets for their securities. The graph is provided so that shareholders and prospective shareholders can compare market results with peer companies or with indexes of companies in similar businesses or having similar capitalization, e.g., those companies which are listed on the NASDAQ or NYSE.

The graph compares the Company’s cumulative total stockholder return since December 31, 2006, with (1) the total return index for the NASDAQ Composite (2) the total return index for the SNL Bank Index of $1Billion to $5 Billion banks, and (3) a total return index of transaction in the Company’s stock from the OTC Bulletin Board® (OTCBB). The graph assumes $100.00 was invested on December 31, 2006, in the Company’s common stock and the comparison indices and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all cash dividends.

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

THE GRAPH ALSO SETS FORTH INFORMATION REGARDING TRANSACTIONS IN THE COMPANY’S COMMON STOCK FROM THE OVER THE COUNTER BULLETIN BOARD (LABELED: CNND.OB). THE OTCBB IS A REGULATED QUOTATION SERVICE THAT DISPLAYS REAL-TIME QUOTES, LAST-SALE PRICES, AND VOLUME INFORMATION IN OVER-THE-COUNTER (OTC) EQUITY SECURITIES. AN OTC EQUITY SECURITY GENERALLY IS ANY EQUITY THAT IS NOT LISTED OR TRADED ON NASDAQ® OR A NATIONAL SECURITIES EXCHANGE. THE OTCBB IS A QUOTATION MEDIUM FOR SUBSCRIBING MEMBERS, NOT AN ISSUER LISTING SERVICE, AND SHOULD NOT BE CONFUSED WITH THE NASDAQ STOCK MARKETSM INVESTORS MUST CONTACT A BROKER/DEALER TO TRADE OTCBB SECURITIES. INVESTORS DO NOT HAVE DIRECT ACCESS TO THE OTCBB SERVICE. THE SEC'S ORDER-HANDLING RULES WHICH APPLY TO NASDAQ-LISTED SECURITIES DO NOT APPLY TO OTCBB SECURITIES.

THE OTCBB MARKET QUOTATIONS SET FORTH IN THE GRAPH, LABELED CNND.OB, REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARK-UP, MARK-DOWN OR COMMISSION AND MAY NOT NECESSARILY REPRESENT ACTUAL TRANSACTIONS.

Total Return Performance
Canandaigua National Corporation
NASDAQ Composite
SNL Bank $1B-$5B
CNND.OB
Index Value
200
175
150
125
100
75
50
25
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Canandaigua National Corporation	100.00	97.72	97.80	104.43	126.33	175.24
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77
CNND.OB	100.00	111.09	67.88	112.78	120.53	131.33

Certain of the Company’s future filings with the SEC may incorporate by reference this Form 10-K. Unless we specifically stated otherwise, the Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2011 Annual Report and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report and is incorporated herein by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in the section entitled Consolidated Financial Statements in the 2011 Annual Report and in the section entitled Summary Quarterly Financial Data of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2011 Annual Report and is incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2011, that the Company's disclosure controls and procedures [as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)] are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included in the 2011 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included in the sections entitled Election of Directors and Information with Respect to Board of Directors, Transactions with Certain Related Persons, Section 16(a) Beneficial Ownership Reporting Compliance, and Executive Officer Information in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto, except for items required under Regulation S-K 229.401(b), (c), and 229.406, which follow.

Executive Officers of the Company

All executive officers and significant employees listed below are employed by the Bank. With the exception of Mr. Frank H. Hamlin, III, all have been employed by the Bank for at least five years, and have been in the business of banking for more than five years. Biographical information of Mr. Frank H. Hamlin, III is included in the section entitled Information on Directors and Nominees in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto.  All executive officers and significant employees serve at the pleasure of the Board of Directors.  No executive officer or significant employee has any arrangement or understanding between them and any other person pursuant to which he or she was selected as an officer. Ages and titles are as of December 31, 2011.

Name	Age	Title
Gary L. Babbitt	54	Executive Vice President, Commercial Services
Lisa Blakesley	41	Senior Vice President, Retail
Joseph L. Dugan	49	Executive Vice President, Customer Value Management
Frank H. Hamlin, III	39	President
George W. Hamlin, IV	70	Chief Executive Officer and Trust Officer
Richard H. Hawks, Jr.	60	Senior Vice President - Senior Fiduciary Officer
Lawrence A. Heilbronner	46	Executive Vice President , Finance and Operations - Chief Financial Officer
Gregory S. MacKay	62	Senior Vice President ,Treasury Services - Chief Economist
Mary Ann M. Ridley	62	Senior Vice President, Human Resources
Sandra U. Roberts	49	Senior Vice President, Information Technology
Linda M. Schnitzler	53	Senior Vice President, Chief Risk Officer
Karen C. Serinis	57	Executive Vice President, Retail Sales
Steven H. Swartout	53	Executive Vice President, General Counsel, Chief Administrative Officer
Scott B. Trumbower	51	Senior Vice President - Manager Wealth Strategies Group

The Company has adopted a Code of Conduct, which applies to all employees of the Company and its subsidiaries, including its chief executive officer, chief accounting officer, and all other persons having similar functions. The Code of Conduct is filed as Exhibit 14 to this Annual Report on Form 10-K and is posted on the Company's website at: http://www.cnbank.com/uploadedFiles/CNB_Site_Home/About_CNB_(Your_Bank)/code_of_conduct.pdf

Item 11. Executive Compensation

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Discussion and Analysis, and The Compensation Committee in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2011 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2011 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 14. Principal Accountant Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2012 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

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

(3) Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(3) Exhibits (continued)

Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements as contained in the Annual Report for the year ended December 31, 2011, filed as Exhibit 13 hereto

(13)	Annual Report for the year ended December 31, 2011	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	CEO’s Letter to Shareholders	Filed Herewith

(20.2)	President’s Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and, (v) Notes to Consolidated Financial Statements.

*The Securities and Exchange Commission has granted confidential treatment for certain portions of these agreements. Confidential information is omitted from these agreements and filed separately with the Commission.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANANDAIGUA NATIONAL CORPORATION

February 22, 2012

By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	Chairman and Chief Executive Officer,	February 22, 2012
(George W. Hamlin, IV)	(Principal Executive Officer)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 22, 2012
(Lawrence A. Heilbronner)	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 22, 2012
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Richard C. Fox
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

INDEX OF EXHIBITS (continued)

Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements as contained in the Annual Report for the year ended December 31, 2011, filed as Exhibit 13 hereto

(13)	Annual Report for the year ended December 31, 2011	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	CEO’s Letter to Shareholders	Filed Herewith

(20.2)	President’s Letter to Shareholders	Filed Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and, (v) Notes to Consolidated Financial Statements.

* The Securities and Exchange Commission has granted confidential treatment for certain portions of these agreements. Confidential information is omitted from these agreements and filed separately with the Commission.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

41