Form 10-Q
period 2012-03-31
CANANDAIGUA NATIONAL CORP
filed 2012-05-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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

The registrant had 1,887,154 shares of common stock, par value $5.00, outstanding at April 30,2012.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2012

PART I FINANCIAL INFORMATIONItem 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS March 31, 2012 and December 31, 2011 (Unaudited) (dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$35,266	52,715
Interest-bearing deposits with other financial institutions	5,882	6,490
Federal funds sold	64,425	67,535
Securities:
- Available for sale, at fair value	107,330	114,258
- Held-to-maturity (fair value of $170,109 in 2012 and $172,517 in 2011)	165,464	167,225
Loans - net	1,344,268	1,276,426
Premises and equipment – net	16,015	16,101
Accrued interest receivable	7,404	6,627
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,656	2,656
Goodwill	15,810	15,810
Intangible assets	6,584	6,787
Prepaid FDIC assessment	3,647	3,905
Other assets	24,631	24,935
Total Assets	$1,799,382	1,761,470

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$232,257	227,284
Interest bearing	183,592	175,409
Savings and money market	772,572	745,713
Time	395,104	398,204
Total deposits	1,583,525	1,546,610
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	27,375	27,533
Total Liabilities	1,662,447	1,625,690

Canandaigua National Corporation stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued in 2012 and 2011	9,732	9,732
Additional paid-in-capital	8,834	8,834
Retained earnings	121,373	120,675
Treasury stock, at cost (59,242 shares at March 31, 2012
and December 31, 2011)	(4,912)	(4,912)
Accumulated other comprehensive income, net	(1,040)	(1,455)
Total Canandaigua National Corporation Stockholders' Equity	133,987	132,874
Non-controlling interests	2,948	2,906
Total Equity	136,935	135,780
Total Liabilities and Equity	$1,799,382	1,761,470

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2012 and 2011 (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,

	2012	2011
Interest income:
Loans, including fees	$16,450	16,079
Securities	1,903	2,070
Federal funds sold	35	90
Other	4	5
Total interest income	18,392	18,244
Interest expense:
Deposits	1,503	2,676
Junior subordinated debentures	696	745
Total interest expense	2,199	3,421
Net interest income	16,193	14,823
Provision for loan losses	1,150	750
Net interest income after provision for loan losses	15,043	14,073

Other income:
Service charges on deposit accounts	2,823	2,585
Trust and investment services income	3,810	3,099
Net gain on sale of mortgage loans	599	370
Loan servicing income, net	204	219
Loan-related fees	72	109
(Loss) on securities transactions, net	(6)	(1)
Other operating income	680	811
Total other income	8,182	7,192

Operating expenses:
Salaries and employee benefits	10,755	8,001
Occupancy, net	2,046	1,833
Technology and data processing	1,210	1,042
Professional and other services	926	907
Marketing and public relations	609	669
Office supplies, printing and postage	421	414
Intangible amortization	203	222
Other real estate operations	318	228
FDIC insurance	283	679
Other operating expenses	1,373	1,326
Total operating expenses	18,144	15,321

Income before income taxes	5,081	5,944
Income taxes	1,510	1,605
Net income attributable to noncontrolling interests and
Canandaigua National Corporation	3,571	4,339
Less: Net income attributable to noncontrolling interests	42	-
Net income attributable to Canandaigua National Corporation	$3,529	4,339

Basic earnings per share	$1.87	2.30

Diluted earnings per share	$1.83	2.26

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

[WITH RESPECTIVE TAX INFORMATION PRESENTED PARENTHETICALLY]
For the three-month periods ended March 31, 2012 and 2011 (Unaudited)
(dollars in thousands)

	2012	2011
Net income	$3,571	4,339
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $ 430 and $417	672	703
Change in unrealized gain on
on securities available for sale,
net of taxes of ($138) and ($79)	(219)	(163)
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of ($12) and $6	(38)	13
Other comprehensive income	$415	553
Total comprehensive income	3,986	4,892

Comprehensive income attributable
to the noncontrolling interest	$42	-
Comprehensive income attributable to the Company	$3,944	4,892

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three-month periods ended March 31, 2012 and 2011 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other	Non-
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive	controlling
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2011	1,887,254	$9,732	8,834	120,675	(4,912)	(1,455)	2,906	135,780
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $430		-	-	-	-	672	-	672
Change in unrealized gain on
on securities available for sale,
net of taxes of ($138)		-	-	-	-	(219)	-	(219)
Plus reclassification adjustment
for realized gains included in
net income on called securities,
net of taxes of ($12)		-	-	-	-	(38)	-	(38)
Net income attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	3,529	-	-	42	3,571
Total comprehensive income		-	-	3,529	-	415	42	3,986
Cash dividend - $ 1.50 per share		-	-	(2,831)	-	-	-	(2,831)
Balance at March 31, 2012	1,887,254	$9,732	8,834	121,373	(4,912)	(1,040)	2,948	136,935

Balance at December 31, 2010	1,888,748	$9,732	8,823	109,768	(4,728)	199	-	123,794
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $417		-	-	-	-	703	-	703
Change in unrealized gain on
on securities available for sale,
net of taxes of $(79)		-	-	-	-	(163)	-	(163)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $6		-	-	-	-	13	-	13
Net income attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	4,339	-	-	-	4,339
Total comprehensive income		-	-	4,339	-	553	-	4,892
Purchase of treasury stock	(200)	-	-	-	(19)	-	-	(19)
Cash dividend - $ 1.43 per share		-	-	(2,691)	-	-	-	(2,691)
Balance at March 31, 2011	1,888,548	$9,732	8,823	111,416	(4,747)	752	-	125,976

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2012 and 2011 (Unaudited)
(dollars in thousands)

	2012	2011
Cash flow from operating activities:
Net income attributable to Canandaigua National Corporation	$3,529	4,339
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	1,597	1,359
Provision for loan losses	1,150	750
Gain on sale of premises and equipment and other real estate, net	(122)	(17)
Writedown of other real estate	85	-
Deferred income tax benefit	(859)	(384)
Loss (Income) from equity-method investments, net	16	(323)
Loss on calls of securities and write-down, net	6	1
Gain on sale of mortgage loans, net	(599)	(370)
Originations of loans held for sale	(51,160)	(35,031)
Proceeds from sale of loans held for sale	47,679	45,267
Increase in other assets	(723)	(864)
Increase (decrease) in all other liabilities	944	(482)
Net cash provided by operating activities	1,543	14,245

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	18,465	6,865
Purchases	(11,929)	(7,869)
Securities held to maturity:
Proceeds from maturities and calls	6,208	4,523
Purchases	(4,828)	(9,154)
Loan originations in excess of principal collections, net	(65,470)	23,285
Purchase of premises and equipment, net	(578)	(636)
Calls of FHLB stock, net of purchases of FHLB and FRB stock	-	(102)
Investment in equity-method investments	(209)	(3)
Proceeds from sale of other real estate	1,505	455
Net cash (used) provided by investing activities	(56,836)	17,364

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	40,015	62,774
Net decrease in time deposits	(3,100)	(13,204)
Principal repayments of term borrowings	-	(330)
Payments to acquire treasury stock	-	(19)
Change in noncontrolling interest, net	42	-
Dividends paid	(2,831)	(2,691)
Net cash provided by financing activities	34,126	46,530

Net (decrease) increase in cash and cash equivalents	(21,167)	78,139
Cash and cash equivalents - beginning of period	126,740	138,229
Cash and cash equivalents - end of period	$105,573	216,368

Supplemental disclosure of cash flow information:
Interest paid	$2,213	3,567
Income taxes paid	151	208

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$558	-

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the 2011 Annual Report (defined below) of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2012 are summarized as follows:

	March 31, 2012
		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$502	-	-	502
U.S. government sponsored enterprise obligations	51,149	267	(113)	51,303
State and municipal obligations	51,605	1,627	(16)	53,216
Corporate obligations (1)	1,094	2	(269)	827
Equity securities	1,292	190	-	1,482

Total Securities Available for Sale	$105,642	2,086	(398)	107,330

	(1)Amortized cost includes cumulative $360,000 write-down prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$7	2	-	9
State and municipal obligations	164,629	4,520	(182)	168,967
Corporate obligations	828	305	-	1,133

Total Securities Held to Maturity	$165,464	4,827	(182)	170,109

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities (continued)

The amortized cost and fair value of debt securities by years to maturity as of March 31, 2012, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contracted maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$16,011	16,165	28,646	28,895
1 to 5	35,050	36,529	118,385	122,171
5 to 10	48,177	48,268	17,588	17,890
10 and over	5,112	4,886	845	1,153

Total	$104,350	105,848	165,464	170,109

(1)Amortized cost includes a cumulative $360,000 write-down prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at March 31, 2012, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$21,965	113	-	-	21,965	113
State and municipal obligations	309	2	1,268	14	1,577	16
Corporate obligations	-	-	1,056	269	1,056	269

Total temporarily impaired securities	$22,274	115	2,324	283	24,598	398

Securities Held to Maturity:
State and municipal obligations	$15,819	121	4,572	61	20,391	182

Total temporarily impaired securities	$15,819	121	4,572	61	20,391	182

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $0.8 million of bank trust-preferred securities with an adjusted cost basis of $1.1 million.  These securities are backed by debt obligations of banks, with approximately $0.7 million of the securities backed by two of the largest U.S. banks and $0.1 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  The Company recognized cumulative other-than-temporary-impairment (OTTI) amounting to $0.9 million on one CDO over several years. Management sold a portion of this security in 2011 and intends to sell the remainder in whole or in part over time. If the financial condition of the underlying banks deteriorates, further write-downs could occur before a sale, which would be reflected in the statement of operations. The maximum potential write-down would be its current carrying value of less than $0.1 million.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities (continued)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2011 are summarized as follows:

	December 31, 2011

		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$502	-	-	502
U.S. government sponsored enterprise obligations	55,766	377	(18)	56,125
State and municipal obligations	53,531	1,917	(23)	55,425
Corporate obligations	1,093	2	(296)	799
Equity securities	1,295	112	-	1,407

Total securities Available for Sale	$112,187	2,408	(337)	114,258

	(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$1,007	1	-	1,008
State and municipal obligations	165,348	5,113	(135)	170,326
Corporate obligations	870	313	-	1,183

Total Securities Held to Maturity	$167,225	5,427	(135)	172,517

The following table presents the fair value of securities with gross unrealized losses at December 31, 2011, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$7,610	18	-	-	7,610	18
State and municipal obligations	355	3	996	20	1,351	23
Corporate obligations	-	-	759	296	759	296

Total temporarily impaired securities	$7,965	21	1,755	316	9,720	337

Securities Held to Maturity:
State and municipal obligations	$7,886	80	4,647	55	12,533	135

Total temporarily impaired securities	$7,886	80	4,647	55	12,533	135

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The accrual of interest on commercial and real estate loans is generally discontinued, and previously accrued interest is reversed, when the loans become 90 days delinquent or when, in management’s judgment, the collection of principal and interest is uncertain. Loans are returned to accrual status when the doubt no longer exists about the loan's collectability and the borrower has demonstrated a sustained period of timely payment history. Specifically, the borrower will have resumed paying the full amount of scheduled interest and principal payments; all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period (six months); and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms involving payments of cash or cash equivalents.  Interest on consumer loans is accrued until the loan becomes 120 days past due at which time principal and interest are generally charged off.

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, and sufficient information exists to make a reasonable estimate of the inherent loss, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  In the absence of sufficient, current data to make a detailed assessment of collateral values or cash flows, management measures impairment on a pool basis using historical loss factors equivalent to similarly impaired loans. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are generally applied to reduce the principal balance outstanding. In considering loans for evaluation of specific impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. These loans are collectively evaluated for risk of loss on a pool basis.

Loans

The Company's market area is generally Ontario County and Monroe County of New York State. Substantially all loans are made in its market area. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in the economic conditions in this area. The Company's concentrations of credit risk are as disclosed in the following table of loan classifications. The concentrations of credit risk in related loan commitments and letters of credit parallel the loan classifications reflected. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The major classifications of loans at March 31, 2012 and December 31, 2011, follow (in thousands), along with a description of their underwriting and risk characteristics:

	2012	2011

Commercial and industrial	$198,118	198,744
Mortgages:
Commercial	493,457	467,413
Residential - first lien	262,770	256,173
Residential - second lien	100,368	101,877
Consumer:
Automobile - indirect	261,619	227,541
Other	24,087	25,583
Loans held for sale	11,636	7,556

Total loans	1,352,055	1,284,887
Plus - Net deferred loan costs	9,054	7,634
Less - Allowance for loan losses	(16,841)	(16,095)

Loans - net	$1,344,268	1,276,426

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Mortgages: Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures housing businesses, healthcare facilities, and other non-owner occupied facilities.  These loans are considered by the Company to be less risky than commercial and industrial loans, since they are secured by real estate and buildings. The loans typically have adjustable interest rates, repricing in three- to five-year periods, and require principal payments over a 10- to 25-year period.  Many of these loans include call provisions within 10 to 15 years of their origination. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and the underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property serving as collateral.

Residential First-Lien Mortgages: We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area. They are amortized over five to 30 years. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third-party investors.  Generally, fixed-rate mortgage loans with a maturity or call date of ten years or less and a rate of 5% or more are retained in the Company’s portfolio.  For longer term, fixed-rate residential mortgages without escrow, the Company generally retains the servicing, but sells the right to receive principal and interest to Federal Home Loan Mortgage Company, also known as Freddie Mac.  All loans not retained in the portfolio or sold to Freddie Mac are sold to unrelated third parties with servicing released.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  From time to time, the Company may also purchase residential mortgage loans which are originated and serviced by third parties. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines.  Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 85% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including at each loan draw period.

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

The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. This process consists of the identification of specific and pool-based reserves for impaired commercial loans and residential mortgages, and the calculation of general reserves, which is a formula-driven allocation.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the changes in the allowance for loan losses follows (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio:

	For the Three-Month Periods
	Ended March 31,

	2012	2011

Balance at the beginning of period	$16,095	15,635
Loans charged off	(710)	(705)
Recoveries of loans charged off	306	230
Provision charged to operations	1,150	750

Balance at end of period	$16,841	15,910

The following tables present an analysis of the allowance for loan losses by loan type, including a summary of the loan types individually and collectively evaluated for impairment as of March 31, 2012 and 2011 (in thousands):

			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,393	994	1,786	521	4,839	916	-	646	16,095
Charge-offs	(191)	-	(75)	(3)	(283)	(158)	-	-	(710)
Recoveries	38	2	6	2	175	83	-	-	306
Provision	(1,362)	286	190	14	1,130	381	-	511	1,150
Ending Balance	$4,878	1,282	1,907	534	5,861	1,222	-	1,157	16,841
of which:
Amount for loans individually
evaluated for impairment	$1,079	443	-	-	-	-	-	-	1,522
Amount for loans collectively
evaluated for impairment	$3,799	839	1,907	534	5,861	1,222	-	1,157	15,319
Balance of loans individually
evaluated for impairment	$3,668	11,545	-	29	-	-	-	-	15,242
Balance of loans collectively
evaluated for impairment	$194,450	481,912	262,770	100,339	261,619	24,087	11,636	9,054	1,345,867

			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,364	1,371	1,304	563	4,196	1,155	-	682	15,635
Charge-offs	(155)	-	-	-	(402)	(148)	-	-	(705)
Recoveries	15	-	-	1	141	73	-	-	230
Provision	(348)	300	362	23	206	(269)	-	476	750
Ending Balance	$5,876	1,671	1,666	587	4,141	811	-	1,158	15,910
of which:
Amount for loans individually
evaluated for impairment	$705	80	101	47	-	-	-	-	933
Amount for loans collectively
evaluated for impairment	$5,171	1,591	1,565	540	4,141	811	-	1,158	14,977
Balance of loans individually
evaluated for impairment	$1,508	1,449	669	54	-	-	-	-	3,680
Balance of loans collectively
evaluated for impairment	$197,067	431,604	234,606	93,904	173,412	27,170	4,247	5,540	1,167,550

The balance in the allowance for loan losses increased to $16.8 million at March 31, 2012 compared to $16.1 million December 31, 2011, and from $15.9 million at March 31, 2011. In determining the level of allowance necessary, we considered a number of factors.  The most significant factor in the first quarter of 2012 was growth in the portfolio, which amounted to an annualized rate of 21% for the three-month period from December 31, 2011, and 16% for the twelve-month period from March 31, 2011.  However, the balance in the allowance did not increase by these percentages due to specific portfolio factors, which include, (a) a reduction in the loss factor applied to Substandard-rated Commercial and Industrial Loans, (b) an increase in reserves for impaired loans, (c) a decline in

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

annualized net charge-offs, and (d) a decline in the ratio of non-performing loans to total loans.  Economic conditions were also considered in our determination of the allowance.  Given improvements we have seen in the economy, we have reduced our economic qualitative factors.

More specifically, since December 31, 2011, we have reduced the allocated allowance to Commercial and Industrial loans as discussed above.  Increases in allocations for the other major loan categories occurred principally due to loan portfolio growth, while the unallocated portion has increased principally due to a combination of factors related to changes in the portfolio and related quantitative and qualitative factors.

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loans. These quality indicators, as more fully described in the 2011 Annual Report, range from one through eight in increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 4 are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 5 through 8. Residential Mortgage Loans are generally rated 9, unless they are used to partially collateralize commercial loans, in which case they carry the rating of the respective commercial loan relationship, or if management wishes to recognize a well defined weakness or loss potential to more accurately reflect credit risk. Unrated loans are allocated a percentage of the allowance for loan losses on a pooled-basis.

The following tables present the loan portfolio as of March 31, 2012 and December 31, 2011 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to re-evaluate.

Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table).

Credit Quality Indicator Analysis as of March 31, 2012

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$10,377	-	-	-	-	816	-	-	11,193
2-Good	8,268	26,459	1,656	3,172	-	1,084	-	-	40,639
3-Satisfactory	69,249	195,085	1,280	564	-	-	-	-	266,178
4-Watch	43,078	209,335	4,834	106	-	-	-	-	257,353
5-Special Mention	12,041	6,289	1,009	-	-	-	-	-	19,339
6-Substandard	22,395	31,573	4,263	225	-	-	-	-	58,456
7-Doubtful	-	-	7	-	-	-	-	-	7
Subtotal	$165,408	468,741	13,049	4,067	-	1,900	-	-	653,165
9 and not rated	32,710	24,716	249,721	96,301	261,619	22,187	11,636	9,054	707,944
Total	$198,118	493,457	262,770	100,368	261,619	24,087	11,636	9,054	1,361,109

Credit Quality Indicator Analysis as of December 31, 2011

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$9,814	105	-	-	-	913	-	-	10,832
2-Good	8,826	26,195	1,718	2,560	-	-	-	-	39,299
3 Satisfactory	68,246	177,882	1,409	576	-	-	-	-	248,113
4 Watch	43,928	210,901	6,045	269	-	-	-	-	261,143
5 Special Mention	7,864	4,645	1,127	-	-	-	-	-	13,636
6 Substandard	29,440	30,018	4,496	453	-	100	-	-	64,507
7 Doubtful	-	-	-	7	-	-	-	-	7
8 Loss	-	-	-	-	-	-	-	-	-
Subtotal	$168,118	449,746	14,795	3,865	-	1,013	-	-	637,537
9 and not rated	30,626	17,667	241,378	98,012	227,541	24,570	7,556	7,634	654,984
Total	$198,744	467,413	256,173	101,877	227,541	25,583	7,556	7,634	1,292,521

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding nonaccruing loans and other nonperforming assets as of March 31, 2012, December 31, 2011, and March 31, 2011 follows (in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011

Accruing loans 90 days or more delinquent	$554	969	208
Nonaccruing loans	19,358	17,307	22,760

Total nonperforming loans	19,912	18,276	22,968
Other real estate owned	3,562	4,632	3,836
(less write-down of other real estate owned)	(435)	(397)	(551)

Total nonperforming assets	$23,039	22,511	26,253

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present, as of March 31, 2012 and December 31, 2011, additional details about the loan portfolio in the form of an aging analysis of the loan portfolio. Amounts exclude deferred fees and costs (in thousands).

During the first quarter of 2012, we experienced an increase in past-due commercial mortgages, particularly in non-accrual loan, which was caused by one relationship.  Based upon available appraisals, we believe loans underlying the relationship are secured by collateral with values exceeding our carrying value.  We are in the process of re-appraising the collateral.  Also during the quarter we experienced an increase in past-due residential mortgages.  This is a seasonal trend which we historically experience in the first quarter of each year. However, included in the 60-89 category is one loan approximating $1.0 million, which, given the borrower’s payment patterns,  is likely to become non-accrual in the second quarter. We believe the underlying collateral, based upon appraisals on hand, is adequately secured.

Aging Analysis as of March 31, 2012

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans

Commercial and industrial	$335	250	3,841	4,426	193,692	198,118	88	3,753
Commercial mortgages	1,497	1,326	11,572	14,395	479,062	493,457	-	11,572
Residential - first lien	3,084	1,415	4,249	8,748	254,022	262,770	390	3,859
Residential - junior lien	341	90	174	605	99,763	100,368	-	174
Consumer:
Automobile - Indirect	1,310	726	61	2,097	259,522	261,619	61	-
Other	204	21	15	240	23,847	24,087	15	-
Loans held-for-sale	-	-	-	-	11,636	11,636	-	-
	$6,771	3,828	19,912	30,511	1,321,544	1,352,055	554	19,358

Aging Analysis as of December 31, 2011

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$395	432	3,992	4,819	193,925	198,744	75	3,917
Commercial mortgages	2,184	-	9,078	11,262	456,151	467,413	-	9,078
Residential - first lien	633	55	4,453	5,141	251,032	256,173	652	3,801
Residential - junior lien	444	91	419	954	100,923	101,877	8	411
Consumer:
Automobile - indirect	1,766	653	165	2,584	224,957	227,541	165	-
Other	257	88	169	514	25,069	25,583	69	100
Loans held-for-sale	-	-	-	-	7,556	7,556	-	-
Total	$5,679	1,319	18,276	25,274	1,259,613	1,284,887	969	17,307

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the three-month	the year	the three-month
	period ended	ended	period ended
	March 31,	December 31,	March 31,
	2012	2011	2011

Recorded investment at period end	$19,358	17,307	22,760
Impaired loans with specific related allowance at period end	$3,929	2,453	3,680
Amount of specific related allowance at period end	$1,522	1,138	933
Average investment during the period	$19,545	20,394	22,069
Interest income recognized on a cash basis during the period	$103	127	-

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The details of impaired loans as of March 31, 2012 and December 31, 2011 follow (in thousands)

March 31, 2012

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
	Investment	balance	Allowance	Investment	Recognized
With no specific allowance
Commercial and industrial	$1,640	2,151	-	1,811	-
Commercial mortgage	9,756	11,158	-	9,010	81
Residential mortgage - first position	3,859	4,042	-	4,331	20
Residential mortgage - second position	174	213	-	420	-
Consumer - other	-	-	-	76	2
Subtotal	15,429	17,564	-	15,648	103
With specific allowance
Commercial and industrial	2,113	2,249	1,079	2,503	-
Commercial mortgage	1,816	1,936	443	1,394	-
Subtotal	3,929	4,185	1,522	3,897	-
Total	$19,358	21,749	1,522	19,545	103
Summary by portfolio:
Commercial	$15,325	17,494	1,522	14,718	81
Residential	4,033	4,255	-	4,751	20
Consumer and other	-	-	-	76	2
Total	$19,358	21,749	1,522	19,545	103

December 31, 2011

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
With no specific allowance	Investment	balance	Allowance	Investment	Recognized
Commercial and industrial	$2,541	3,048	-	1,401	-
Commercial mortgage	8,001	9,440	-	6,578	114
Residential mortgage - first position	3,801	3,968	-	3,366	13
Residential mortgage - second position	411	439	-	390	-
Consumer - other	100	102	-	76	-
Subtotal	14,854	16,997	-	11,811	127
With specific allowance
Commercial and industrial	1,376	1,454	895	3,079	-
Commercial mortgage	1,077	1,153	243	3,988	-
Residential mortgage - first position	-	-	-	1,265	-
Residential mortgage - second position	-	-	-	201	-
Subtotal	2,453	2,607	1,138	8,583	-
Total	$17,307	19,604	1,138	20,394	127
Summary by portfolio:
Commercial	$12,995	15,095	1,138	15,046	114
Residential	4,212	4,407	-	5,222	13
Consumer and other	100	102	-	126	-
Total	$17,307	19,604	1,138	20,394	127

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

As of March 31, 2012 there were two relationships, one totaling $4.5 million and one totaling $0.3 million that were considered TDRs due to the nature of the concessions granted to the borrower. We have established no impairment reserve for either relationship in light of the value of underlying collateral and management’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For the largest one, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer was in compliance with the terms of the forbearance agreement which expired in March 2011. We have renewed the forbearance agreement for an additional 24 months with higher monthly payments than under the previous agreement.  The borrower has paid as agreed.

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

Gross servicing fees earned by the Company for the three-month periods ended March 31, 2012 and 2011, respectively, amounted to $346,000 and $343,000.  These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in loan servicing assets for the three-month periods ended March 31, 2012 and 2011, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2012		2011
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$2,489	$3,244	$2,222	$3,418
Originations	254		155
Amortization	(143)		(124)
Balance at March 31,	$2,600	$3,280	$2,253	$3,465

(5)   Capital Changes

At a special meeting of the Company’s shareholders held on September 14, 2011, the Company’s shareholders approved (a) a 4-for-1 forward stock split of the Company’s common stock (the “Stock Split”) and (b) a corresponding amendment to the Company’s Certificate of Incorporation that would affect the stock split by increasing the Company’s total number of authorized shares from 8,000,000 to 20,000,000 shares, increasing the authorized number of shares of common stock from 4,000,000 to 16,000,000 shares, including changing the par value per share from $20.00 to $5.00, and implementing the Stock Split. The amendment to the Company’s Certificate of Incorporation effecting the Stock Split was filed with New York State on September 20, 2011.  All share data presented in the Company’s financial statements and this Form 10-Q has been adjusted retroactively to reflect the Stock Split.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

At the Company’s April 2011 Annual Meeting, shareholders authorized a class of 4,000,000 shares of preferred stock, $.01 par value.  No shares of preferred stock have been issued.

(6)   Dividend

On January 11, 2012, the Board of Directors declared a semi-annual $1.50 per share dividend on common stock to shareholders of record on January 21, 2012. The dividend was paid on February 1, 2012.

(7)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2012 and 2011 follow (dollars in thousands, except per share data):

	Three-months
	Ended March 31,
	2012	2011
Basic Earnings Per Share:
Net income applicable to common shareholders	$3,529	4,339
Weighted average common shares outstanding	1,887,254	1,888,570
Basic earnings per share	$1.87	2.30

Diluted Earnings Per Share:
Net income applicable to common shareholders	$3,529	4,339
Weighted average common shares outstanding	1,887,254	1,888,570
Effect of assumed exercise of stock options	38,688	34,079
Total	1,925,942	1,922,649
Diluted earnings per share	$1.83	2.26

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)   Segment Information

The Company is organized into four reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), Genesee Valley Trust Company (GVT), and WBI OBS Financial, LLC and its subsidiaries (OBS). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three-month periods ended March 31, 2012 and 2011 follows (dollars in thousands). The Company acquired a majority interest in OBS in November 2011; therefore, OBS segment information is only presented for the three-month period ended March 31, 2012.

Three months ended March 31,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,193	2	3	-	(5)	16,193
Non-interest income	5,760	1,284	885	591	(338)	8,182

Total revenues	21,953	1,286	888	591	(343)	24,375

Provision for loan losses	1,150	-	-	-	-	1,150
Intangible amortization	46	-	157	-	-	203
Other operating expenses	16,148	741	761	470	(179)	17,941

Total expenses	17,344	741	918	470	(179)	19,294

Income (loss) before tax	4,609	545	(30)	121	(164)	5,081
Income tax	1,510	215	(7)	-	(208)	1,510
Net income attributable to noncontrolling interests
and Canandaigua National Corporation	3,099	330	(23)	121	44	3,571
Less: Net income attributable to noncontrolling interests	-	-	-	42	-	42
Net income attributable to
Canandaigua National Corporation	$3,099	330	(23)	79	44	3,529

Total identifiable assets	$1,773,882	10,198	16,432	15,874	(17,004)	1,799,382

Three months ended March 31,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$14,823	3	3	(6)	14,823
Non-interest income	6,022	736	1,037	(603)	7,192

Total revenues	20,845	739	1,040	(609)	22,015

Provision for loan losses	750	-	-	-	750
Intangible amortization	50	-	172	-	222
Other operating expenses	13,956	571	744	(172)	15,099

Total expenses	14,756	571	916	(172)	16,071

Income (loss) before tax	6,089	168	124	(437)	5,944
Income tax	1,605	64	45	(109)	1,605

Net income (loss)	$4,484	104	79	(328)	4,339

Total identifiable assets	$1,696,785	6,603	16,582	(8,646)	1,711,324

(9) Interest Rate Swap Agreements

The Company is exposed to interest rate risk as a result of both the timing of changes in interest rates of assets and liabilities, and the magnitude of those changes.  In order to reduce this risk for the Company’s $30.9 million floating-rate junior subordinated debenture, the Company entered into an interest rate swap agreement in 2007, which expired on June 15, 2011.  This interest rate swap

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In December 2012, the Company will be exposed to interest rate risk as a result of the timing of changes in interest rates associated with the $20.6 million fixed-to-floating junior subordinated debentures issued in June 2006.  In consideration of the end of the fixed-rate period, the Company entered into a forward interest rate swap agreement on December 22, 2011.  The Company designated the swap as a cash flow hedge, and it is intended to protect against the variability of cash flows associated with this debenture. This swap becomes effective on December 15, 2012 and expires on December 15, 2022.  This interest rate swap agreement will modify the repricing characteristics of the debenture from a floating-rate debt (LIBOR +1.44%) to a fixed-rate debt (3.859%).

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair values and the valuation hierarchy of the Company's financial instruments are as follows (in thousands):

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
Financial Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and equivalents	1	$105,573	105,573	126,740	126,740
Securities, available-for-sale	1, 2, 3	$107,330	107,330	114,258	114,258
Securities, held-to-maturity	2	$165,464	170,109	167,225	172,517
FHLB stock and Federal Reserve Bank stock	3	$2,656	2,656	2,656	2,656
Loans-net	3	$1,344,268	1,408,255	1,276,426	1,308,531
Loan servicing assets	3	$2,600	3,280	2,489	3,244

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	3	$1,188,421	1,188,421	1,148,406	1,148,406
Time deposits	3	$395,104	385,858	398,204	393,583
Borrowings	2	$-	-	-	-
Junior subordinated debentures	2	$51,547	52,299	51,547	52,185

Other financial instruments:
Interest rate swap agreements	2	$(3,313)	(3,313)	(4,415)	(4,415)
Letters of credit	2	$(217)	(217)	(233)	(233)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Equivalents

For these short-term instruments that generally mature in 90 days or less, or carry a market rate of interest, the carrying value approximates fair value.

Securities

Fair values for securities are determined using independent pricing services and market-participating brokers, or matrix models using observable inputs. The pricing service and brokers use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to their pricing models include recent trades, benchmark interest rates, spreads, and actual and projected cash flows. Management obtains a single market quote or price estimate for each security.  None of the quotes or estimates is considered a binding quote, as management would only request a binding quote if management had the positive intent to sell the securities in the foreseeable future and management believed the price quoted represented one from a market participant with the intent and the ability to purchase. Management evaluates the supplied price quotes against expectations of general price trends associated with changes in the yield curve and by comparing prices to the last period’s price quote. Management employs an internal matrix model for non-traded municipal securities.  The matrix model considers observable inputs, such as benchmark interest rates and spreads.

Certain securities’ fair values are determined using unobservable inputs and include bank-debt-based CDOs. There is a very limited market and limited demand for these CDOs due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. Management considered fair values from brokerage firms which were determined using assumptions as to expected cash flows and approximate risk-adjusted discount rates.

There is no market for stock issued by the Federal Home Loan Bank and the Federal Reserve Bank. Member banks are required to hold this stock.  Shares can only be sold to the issuer at par. Fair value is estimated to equal book value.

Loans

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by interest type such as floating, adjustable, and fixed-rate, and by portfolios such as commercial, mortgage, and consumer.

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds.  The key economic assumptions used to determine the fair value of mortgage servicing rights at March 31, 2012 and 2011, and the sensitivity of such values to changes in those assumptions are summarized in the 2011 Annual Report and are substantially unchanged.

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

Interest Rate Swap Agreements (Swaps)

The fair value of swaps is the amount the Company would expect to pay to terminate the agreements and is based upon the present value of expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rates.

Other Financial Instruments

The fair values of letters of credit and unused lines of credit approximate the fee charged to make the commitments.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Fair Values Measurements

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at March 31, 2012, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$502	-	-	502
U.S. government sponsored
enterprise obligations	-	51,303	-	51,303
State and municipal obligation	-	53,216	-	53,216
All other	-	2,212	97	2,309
Total assets	$502	106,731	97	107,330

Liabilities
Interest rate swap agreement	$-	3,313	-	3,313
Letters of credit	-	217	-	217
Total liabilities	$-	3,530	-	3,530

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	11,636	-	11,636
Collateral dependent impaired loans	-	-	3,929	3,929
Other real estate owned	-	-	3,127	3,127
Loan servicing assets	-	-	2,600	2,600
Total assets	$-	11,636	9,656	21,292

The Company values impaired loans and other real estate owned at the time the loan is identified as impaired or when title to the property passes to the Company.  The fair values of such loans and real estate owned are estimated using Level 3 inputs in the fair value hierarchy.  Each loan’s collateral and real estate property has a unique appraisal and management’s consideration of any discount of the value is based on factors unique to each impaired loan and real estate property.  The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan or real estate property, which ranges from 10%-50%.  Collateral for impaired loans may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

As more fully described in the prior note, the Company evaluates and values loan servicing assets on a quarterly basis at their lower of amortized cost or fair value.  The fair values of these assets are estimated using Level 3 inputs in the fair value hierarchy. Fair value is determined through estimates provided by a third party or by management by reference to rights sold on similar loans during the quarter. When values are estimated by management using market prices for similar servicing assets, certain discounts may be applied to reflect the differing rights underlying the loan servicing contract. These discounts may range from 25 to 75 basis points of the principal balance of the underlying loan. Such discounts represent the significant unobservable input.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2012 (in thousands).  During the three-month period certain securities were transferred to Level 2 classification.  These securities are now showing an active trading market, which has resulted in fair values with significant observable elements.

Three months ended
March 31, 2012
Securities available for sale, beginning of period	$799
Securities transferred to Level 2 during period	(730)
Unrealized gain included in other comprehensive income	28
Securities available for sale, end of period	$97

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that were measured at fair value on a recurring and non-recurring basis at December 31, 2011, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$502	-	-	502
U.S. government sponsored
enterprise obligations	-	56,125	-	56,125
State and municipal obligation	-	55,425	-	55,425
All other	-	1,407	799	2,206
Total assets	$502	112,957	799	114,258

Liabilities
Interest rate swap agreement	$-	4,415	-	4,415
Letters of credit	-	233	-	233
Total liabilities	$-	4,648	-	4,648

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	7,556	-	7,556
Collateral dependent impaired loans	-	-	2,453	2,453
Other assets
Other real estate owned	-	-	4,235	4,235
Loan servicing assets	-	-	2,489	2,489
Total assets	$-	7,556	9,177	16,733

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2011  (in thousands).

Three months ended
March 31, 2011
Securities available for sale, beginning of period	$958
Unrealized gain included in other comprehensive income	37
Securities available for sale, end of period	$995

(12) Accounting Pronouncements Implemented in the Current Year

We implemented the following Accounting Standards Updates (ASU) as of January 1, 2012 with no impact to our financial condition or results of operations. However, some footnote disclosures were revised:

ASU 2011-03. Reconsideration of Effective Control for Repurchase Agreements, issued April 2011. The main objective in developing this Update was to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update removed from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control were not changed by the amendments in this Update. Since the Company does not currently engage in these types of transactions, the Update had no impact on the Company’s financial condition or results of operations upon implementation.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, issued May 2011. The amendments were intended to converge fair value measurement and disclosure guidance in U.S. GAAP with the guidance in the International Accounting Standards Board’s concurrently issued IFRS 13, Fair Value Measurement. The amendments in ASU 2011-04 did not modify the requirements for when fair value measurements apply; rather, they generally represented clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement.  In implementing this ASU, we expanded relevant disclosures for fair values of financial instruments and fair value measurements.

ASU 2011-05 Presentation of Comprehensive Income, issued June 2011. The objective of this Update was to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments required that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We used the two statement report by including a consolidated statement of comprehensive income.

In ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, the FASB  deferred the certain reporting requirements for reclassifications out of accumulated other comprehensive income on a components basis.

ASU 2011-08 Testing Goodwill for Impairment, issued September 2011. The objective of this Update was to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Although this ASU became effective on January 1, 2012, we will not implement its provisions until the fourth quarter of 2012 when we perform our annual goodwill assessment.

(13) Acquisition

As more fully discussed in the 2011 Annual Report, in November 2011, the Company acquired a majority interest in WBI OBS Financial, LLC (WBI), a company formed to concurrently acquire OBS Holdings, Inc. (OBS).  As of March 31, 2012, the Company had not completed its comprehensive analysis of the fair value of assets acquired and liabilities assumed.  The Company expects to complete this analysis in 2012. There has been no change to the financial information presented in the 2011 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report.

Critical Accounting Estimates

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given the lack of an active and liquid market for a small number of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2011 Annual Report.

Significant Corporate Events

Quite similar to the last quarter, on March 8, 2012, a sealed-bid public auction of our common stock yielded a new average price of $147.48, up 14.1% in one quarter over the previous price of $129.22 set in November, 2011.  This increase resulted in a pre-tax $1.7 million upward adjustment to our Stock Appreciation Rights liability, which is reflected in operating expenses.

Financial Overview

Diluted earnings per common share for the first quarter of 2012 declined 19.0% to $1.83 from $2.26 in the same quarter of 2011. Net income in these periods was $3.5 million and $4.3 million, respectively. Total assets at March 31, 2012 were $1,799.4 million compared to $1,761.5 million at December 31, 2011 and $1,771.3 million at March 31, 2011.

Earnings for the first quarter of 2012, as compared with the first quarter of 2011, reflected a strong 10.7% increase in total revenues (net interest income and other income) driven by business growth, a higher provision for loan losses, and, exclusive of the $1.7 million additional Stock Appreciation Rights liability accrual, operating expenses growth rate lower than the revenue growth rate.  Despite a general decline in asset yields, net interest income grew due to higher volumes of earning assets and a decline in interest costs. The higher provision for loan losses was driven by increased net new loans. Reflecting continued franchise growth, total operating expenses increased in many major categories. As anticipated, FDIC premiums were down due to changes in assessment rates.

We were encouraged by the substantial increase in average interest earnings assets, particularly since it occurred in the higher-yielding loan portfolio.  We experienced a planned decrease in federal funds sold, which were used to fund the loan growth.  Average interest bearing liabilities changed little, but their cost fell significantly.  Off-balance sheet, both the book value and fair value of Assets under Administration grew, reflecting new customer accounts and a significant improvement in stock market performance.

Financial Condition (three months ended March 31, 2012)

At March 31, 2012, total assets were $1,799.4 million, up $37.9 million or 2.2% from $1,761.5 million at December 31, 2011.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $105.6 million at March 31, 2012, falling $21.2 million, impacted by an increase in loans and decrease in investment balances.

The securities portfolio fell to $272.8 million, a $8.7 million from December 31, 2011. Similar to 2011 we experienced a relatively high level of security calls (i.e., issuers repaid debt obligations before their stated maturities).   Market interest rates declined earlier in the first quarter this year.  This decline made it beneficial for issuers to call outstanding higher cost obligations and replace them with lower cost obligations. With this lower rate environment we found fewer investments with attractive terms (rate, maturity, credit quality) in which to invest.  With low rates and little inventory in the market, we purchased fewer investments in the early part of this quarter.  We will continue to pursue the purchase of securities to replace the volume called.  However, our ability to do so will be restricted by the low supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (80.0% of total at March 31, 2012) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at March 31, 2012, that there are none considered to be other than temporarily impaired.

During the last twelve months a handful of non-New York State municipalities have declared bankruptcy.  Much continues to be written about high debt loads of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At March 31, 2012, 94% of the portfolio was rated A or better, 3% BBB, and 3% was unrated. In addition, 96% of the obligations were backed by third-party credit support, and 97% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at March 31, 2012.

Loans, exclusive of loans held for sale, grew $63.1 million during the first quarter of 2012 with the gross portfolio totaling $1,352.1 million compared to $1,284.9 million at December 31, 2011. This continues three quarters’ trend of net portfolio growth.  During this quarter we expected an increase in commercial loans given the strength in our pipeline.  We also continued to target growth in the indirect automobile portfolio by offering discounted interest rates.  We expect to see continued intense competition from banks, finance companies, and credit unions in the coming quarter.  With respect to our balance sheet, in the coming quarter we expect both the commercial and residential portfolios to show increase, and a tempering in growth of the indirect portfolio due to offering rate increases initiated late in this quarter.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at March 31, 2012, were $1,583.5 million and were up $36.9 million from December 31, 2011.  Growth occurred in all lower interest cost categories.  Net growth was seen in consumer and municipal deposits while business deposits were down.  Although the pace has slowed from recent past quarters, we continued to experience declines in time deposits, both consumer and business, and expect that to repeat throughout 2012 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits were redeposited in other deposit types, there was no impact on overall liquidity.  However, the total cost of deposits (interest expense) did fall due to lower reinvestment rates available to depositors. Looking to the coming quarter, we expect consumer and commercial deposits to grow modestly and we expect little change in total municipal deposits.

As expected, there was no change in total borrowings. We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of consumer and business deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended March 31, 2012)

Net interest income grew $1.4 million or 9.2% for the quarter compared to the same quarter in 2011, reflecting a widening of interest rate margin and spread.  Average earning asset balances grew and were invested in higher-yielding loans, replacing lower yielding Federal Funds Sold. With general interest rates remaining low we have seen both asset yields and liability costs fall year over year as maturing products are replaced at lower interest rates.  Given the length of this very low interest rate environment, we are likely to find fewer opportunities to significantly lower rates on deposit products, yet rates continue to fall on earning assets, which will eventually lead to lower interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2011, the overall net growth in interest-earning assets and interest-bearing liabilities had a $2.0 million positive impact on net interest income, and the change in rates had a $0.6 million negative impact. Net interest margin was 4.16% for the first quarter of 2012, up from 3.96% during the same quarter in 2011.  As we discussed in our 2011 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended March 31, 2012 and 2011 follows (dollars in thousands).

	2012			2011
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$64,828	$39	0.24%	$149,061	$94	0.25%
Securities	279,526	2,710	3.88	273,795	2,938	4.29
Loans, net	1,291,374	16,450	5.10	1,163,759	16,079	5.53
Total interest-earning assets	1,635,728	$19,199	4.69%	1,586,615	$19,111	4.82%
Non interest-earning assets	118,625			104,626
Total assets	$1,754,353			$1,691,241

Total deposits	$1,318,318	$1,503	0.46%	$1,312,983	$2,676	0.82%
Total debt	51,547	696	5.40	51,661	745	5.77
Total interest-bearing liabilities	1,369,865	$2,199	0.64%	1,364,644	$3,421	1.00%
Non-interest bearing liabilities	251,023			203,231
Equity	133,465			123,366
Total liabilities and equity	$1,754,353			$1,691,241

Interest rate spread			4.05%			3.82%
Net interest margin		$17,000	4.16%		$15,690	3.96%

The provision for loan losses was $1.2 million for the quarter, higher than the $0.8 million for the same quarter last year. The higher provision in the first quarter of 2012 was mostly driven by a higher overall loan portfolio balance coupled with stable asset quality and lower net charge-offs. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total other income for the quarter ended March 31, 2012 increased 13.8% to $8.2 million from $7.2 million in 2011.  Service charges on deposit accounts increased approximately $0.2 million due to higher revenues from our Courtesy Limit product and higher revenues for electronic banking services.  Account maintenance service charges (included in service charges) were flat year-on-year due to higher customer balances offsetting their periodic fees. Electronic banking services (debit and ATM card revenues) continued to increase with consumers shifting from cash and checks to electronic transactions. We expect these trends to continue through the remainder of the year.

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

Trust and investment services income grew 22.9% to $3.8 million for the first quarter of 2012 compared to $3.1 million for the same quarter in 2011. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue into the coming quarters with year-over-year growth rates expected to be in the 5% range. For the remainder of the year we anticipate fair value growth to moderate from this quarter’s growth rate given the sharp run-up of the markets in this first quarter.

The following table presents information about period-end book value and fair value of assets under administration (dollars in thousands).

	Assets Under Administration
	as of
	(in thousands)

	March 31,	December 31,	March 31,
	2012	2011	2011

Book value	$1,748,111	1,726,172	1,717,495

Fair value	$1,991,810	1,858,130	1,928,261

The net gain on sale of mortgages was 61.9% higher in the first quarter of 2012 compared to the same quarter in 2011.  The total volume of closed loans was up 57.1% year over year (See table below).  Management’s efforts to improve pricing and reduce loan delivery penalties is paying off with improved profitability.  In the coming quarter, usually a heavier period for home sales and mortgage closings in our region, we expect volumes to be similar to this past quarter’s.  Normally they would be higher, but due to good weather, more home buying occurred in the first quarter than anticipated.  If volumes for the year are similar to 2011’s, we expect the net gain on sale of mortgages might be lower than last year, because we anticipate holding more loans in portfolio.

CNB Mortgage Closed Loans by Type
For the three-month periods ended March 31,
(dollars in thousands)

	2012	2011
Purchase money mortgages	$28,495	17,862
Refinance mortgages	41,514	26,700
Total mortgage originations	$70,009	44,562

Percentage of loans retained in portfolio	26.9%	21.4%

Loan servicing fee income was essentially flat year over year with higher gross revenue offset by higher amortization of servicing rights caused by a higher year-over-year amortizable balance. We expect this historical level of income for the Company to remain as long as rates stay low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for Freddie Mac stood at $468.9 million at March 31, 2012 compared to $462.0 million at December 31, 2011, and $446.0 million at March 31, 2011.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $115.4 million at March 31, 2012 compared to $ 115.0 million at December 30, 2011, and $115.2 million at March 31, 2011.

Other operating income fell for the quarter compared to the same quarter in 2011, and can fluctuate from time to time depending upon earnings from our nonmarketable investments. In the first quarter of 2011, we recognized approximately $0.3 million from our investment in Cephas, while in the first quarter of 2012, the amount recognized was much lower. We expect to record earnings from this and other investments in the coming quarters, however the extent and timing cannot be determined.

Total operating expenses grew $2.8 million for the quarter ended March 31, 2012 compared to the same three-month period in 2011. Of this, $1.7 million was due to an additional accrual for stock appreciation rights liability (as noted previously), and $0.5 million was associated with OBS.  With the exception of the expected large drop in FDIC insurance expense that occurred in the first quarter of 2012, all major categories of expenses generally increased, and were consistent with the growth in our franchise: loans, deposits, assets under administration, etc.  The largest component increase, exclusive of the stock appreciation rights accrual, was in salaries and employee benefits reflecting the addition of new staff and raises for incumbents. Except for FDIC insurance, we expect all categories to continue to increase during the year consistent with our business growth goals.

The quarterly effective tax rate was 29.7% in 2012 and 27.0% in 2011.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle in  the 29% - 31% range through 2012 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Liquidity

There has been no material change from December 31, 2011 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At March 31, 2012 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold and continued deposit inflows, we foresee no borrowings in the coming quarter; though we might consider raising medium- or long-term borrowings for interest rate risk management purposes.

For the three months ended March 31, 2012, cash flows from all activities used $21.2 million in net cash and cash equivalents versus providing $78.1 million for the same period in 2011.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $1.5 million in 2012 versus $14.2 million in 2011.  Both the largest source and use of operating cash in the first quarters of 2012 and 2011 were loans held for sale with origination and sales activity, which were approximately 45% higher in 2012 than in 2011. Excluding the effect of loans held for sale, operating activities provided $5.7 million and $4.4 million cash for each of the three-month periods in 2012 and 2011, respectively.

During the first quarter of 2012, investing activities used $56.8 million in cash and equivalents compared to providing $17.4 million in the same period of 2011. Each periods’ significant investing activities were opposite, with securities activities providing cash in 2012 and loan activities using cash, while in 2011, securities activities used cash and loan activities provided cash. For the remainder of the year we expect both securities and loan activities to utilize cash.

Cash provided by financing activities was $34.1 million in the first quarter of 2012 versus $46.5 million in the same period of 2011.  The main contributor in both periods was deposit activity.

For the remainder of 2012, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is expected to come mainly from Monroe and Ontario Counties’ consumers and businesses.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information disclosed in our 2011 Annual Report.

Also, as discussed more fully in our 2011 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	March 31, 2012	December 31, 2011
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$139,122	138,072
Commercial real estate and construction	$53,038	37,174
Residential real estate at fixed rates	$5,442	5,269
Home equity lines of credit	$193,393	186,902
Unsecured personal lines of credit	$16,794	16,326
Standby and commercial letters of credit	$14,460	15,563
Commitments to sell real estate loans	$11,636	7,556

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2012, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2011, and management anticipates no change in this classification for the foreseeable future.

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

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011

Allowance as a percentage of total period end loans	1.25%	1.25%	1.36%

Allowance as a percentage of non-performing loans	84.58%	88.07%	69.27%

Net charge-offs to average loans (annualized)	0.12%	0.28%	0.16%

Non-performing loans to total period-end loans	1.47%	1.42%	1.97%

Non-performing assets to total period-end
loans and other real estate	1.70%	1.75%	2.25%

The provision for loan losses for the three-month period ended March 31, 2012 was higher than the same period in 2011, due to substantially higher net loan growth offset by improved credit quality compared to 2011. The balance in the allowance for loan losses also increased during the quarter and was impacted by growth and higher quantitative factors from the eight-quarter loss migration applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowances associated with commercial loans were reduced due to lower quantitative factors. As discussed more fully in the 2011 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2012 is appropriate at $16.8 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the first quarter of 2012 were $0.4 million, compared to $0.5 million in the first quarter of 2011.  Net charge-offs to average loans for the first three months fell in 2012 to 12 basis points compared to 16 basis points in 2011. In the coming quarters, we anticipate annualized net charge-offs in the 25-30 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $19.9 million at March 31, 2012, up from $18.3 million at December 31, 2011, but down from $23.0 million at March 31, 2011.  The general decline in non-performing loans since March 31, 2011, came mainly in commercial-related loans and residential mortgages.

Other real-estate owned has fallen $1.1 million since December 31, 2011 to $3.1 million at March 31, 2012, due to property liquidations, and is also down slightly from the first quarter of 2011. Given the current economic climate and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $19.4 million at March 31, 2012 from $22.8 million at March 31, 2011 due to improvements in commercial and industrial loans and first-lien residential mortgages.  However, since year end 2011, total impaired loans increased $2.1 million mostly due to a commercial relationship. At March 31, 2012 we identified 91 loans totaling $19.4 million that were considered impaired.  Of these, 49, with an aggregate balance outstanding of $15.2 million were analyzed on a loan-by-loan basis, 10 of which, with an aggregate balance of $3.9 million, had specific reserves calculated amounting to $1.5 million. The remaining 42 loans totaling $4.2 million were evaluated for impairment on a collective basis.

Regional economic conditions continue to improve slowly.  Despite this, as in all economic cycles, we can anticipate more loans, though we know of no material ones, which will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period, and we will likely see some impaired loans decline to loss status. Accordingly we do not expect the level of impaired loans to substantially change throughout the rest of 2012.

Impact of Financial Regulation Legislation

Management continues to navigate the myriad regulations and pronouncements resulting from the July 21, 2010 passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). Most of the major regulations have yet to be enacted, but planning and managing their implementation requires considerable forethought.  Our employees are working tirelessly to develop cost-effective solutions.  The provisions expected to most significantly impact us are more fully described in the 2011 Annual Report.  During the first quarter of 2012 there were no regulations promulgated as a result of the Financial Reform Act that did or are expected to have a significant impact on the Company.

Recent Accounting Standards to be implemented in Future Periods

The following presents a summary of Accounting Standards Updates (ASU’s), exclusive of technical correction ASU’s that will be subject to implementation in future periods.

ASU 2011-11 Disclosures about Offsetting Assets and Liabilities, issued December 2011. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments are intended to bring closer convergence of US GAAP with International Financial Reporting Standards (IFRS). The amendments are effective for us beginning in 2013. We do not anticipate any material impact to our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2011 Annual Report, we expected market interest rates for 2012 would remain fairly steady for most of the year at current historic lows with no measurable increase expected until 2014.  We have no reason at this time to change that expectation.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at March 31, 2012 and December 31, 2011.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2012	2011
200	(2)%	(4)%
100	(4)	(6)
No change	-	-
-100	(1)	(0)
-200	(1)	(0)

Our model suggests our interest rate risk has decreased slightly from year end for upward changes in rates, and has increased slightly for downward changes in rates. Our exposure to smaller increases in rates has declined, because, we have more earning assets in higher yielding loans relative to the year-end 2011 balance sheet.  Our exposure to downward rate movements has increased due to the very low cost of deposits, which have little room to move lower regardless of the magnitude of market rate changes, while asset yields will continue to fall.  Notwithstanding, we believe rates are more likely than not to remain at these historically low levels through most of 2013.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2012, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change to the risk factors disclosed in the 2011 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, shares of our common stock are purchased by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award, the Canandaigua National Corporation Employee Stock Ownership Plan (ESOP) and the Canandaigua National Corporation for treasury.  Each of these entities is considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  Shares repurchased by Company are not part of a publicly announced plan or program.  The Bank, ESOP, and Company purchase prices per share are determined based on the most recent price established at the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales occur when corporate needs require the use of shares and there are none available in the market at the time.

There were no shares purchased or sold by the Company during the quarter ended March 31, 2012.

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

March 8, 2012	1,926	$147.48	$165.78	$141.93
April 5, 2012	4,233	$152.56	$179.96	$145.00

Although the Company’s common stock is not listed with a national securities exchange, it trades sporadically on the Over-the-Counter Bulletin Board System under the symbol CNND or CNND.OB. The following table sets forth a summary of information about these trades. Due to the limited number of transactions, the quarterly high, low and weighted average bid/ask prices may not be indicative of the actual market value of the Company's stock.

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2012	5,603	$93.56	$105.00	$87.50

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan, as amended	Filed Herewith

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 8 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed consolidated Statements of Condition as of March 31, 2012 and December 31, 2011; (ii) condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (iv) condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (v) condensed Consolidated Statements of Changes in shareholders’ Equity for the three months ended March 31, 2012 and 2011; and, (vi) Notes to unaudited Condensed Consolidated Financial Statements.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 7, 2012	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
Chairman and Chief Executive Officer

May 7, 2012	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer