Form 10-Q
period 2012-06-30
CANANDAIGUA NATIONAL CORP
filed 2012-08-07
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

The registrant had 1,887,051 shares of common stock, par value $5.00, outstanding at July 24, 2012.

Forward-Looking Statements

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Forms 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "believe," "contemplate," "estimate," "expect," "foresee," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed within this document and the Company’s most recent Annual Report on Form 10-K, including under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K. These forward-looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. Certain matters which management has identified, which may cause material variations are noted elsewhere herein and in the Company’s other publicly filed reports. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein.  We caution readers not to place undue reliance on any of these forward-looking statements.

Some examples of forward-looking statements include statements related to our expectations on the direction of interest rates, demand for our loans, changes in customer transactions types, and the payment performance of our loan portfolio.  Our experience and assumptions we believe are reasonable from the basis of our stated expectations, but results can also be impacted by other factors.

As described in our public filings, factors which may cause our results to vary materiality from our expectations include, among many other,  adverse changes in the global economy which may affect interest rates and as well as the stability of our local service areas, which may affect loan demand and credit quality; changes in fees related to servicing electronic transactions which may affect consumer usage, and continued focus of regulatory authorities at the state, federal and international level on bank regulation.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2012

PART I FINANCIAL INFORMATIONItem 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS June 30, 2012 and December 31, 2011 (Unaudited) (dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$40,331	52,715
Interest-bearing deposits with other financial institutions	8,463	6,490
Federal funds sold	65,364	67,535
Securities:
- Available for sale, at fair value	100,087	114,258
- Held-to-maturity (fair value of $172,548 in 2012 and $172,517 in 2011)	168,073	167,225
Loans - net	1,389,053	1,276,426
Premises and equipment – net	15,712	16,101
Accrued interest receivable	6,470	6,627
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,738	2,656
Goodwill	15,810	15,810
Intangible assets – net	6,083	6,787
Prepaid FDIC assessment	3,389	3,905
Other assets	26,798	24,935
Total Assets	$1,848,371	1,761,470

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$266,642	227,284
Interest bearing	188,863	175,409
Savings and money market	788,262	745,713
Time	385,810	398,204
Total deposits	1,629,577	1,546,610
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	27,540	27,533
Total Liabilities	1,708,664	1,625,690

Canandaigua National Corporation stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued in 2012 and 2011	9,732	9,732
Additional paid-in-capital	8,851	8,834
Retained earnings	125,929	120,675
Treasury stock, at cost (60,435 shares at June 30, 2012
and 59,242 at December 31, 2011)	(5,114)	(4,912)
Accumulated other comprehensive income, net	(2,531)	(1,455)
Total Canandaigua National Corporation Stockholders' Equity	136,867	132,874
Non-controlling interests	2,840	2,906
Total Equity	139,707	135,780
Total Liabilities and Equity	$1,848,371	1,761,470

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2012 and 2011 (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2012	2011	2012	2011
Interest income:
Loans, including fees	$16,343	16,177	$32,793	32,256
Securities	1,819	2,010	3,722	4,080
Federal funds sold	31	107	66	197
Other	3	8	7	13
Total interest income	18,196	18,302	36,588	36,546
Interest expense:
Deposits	1,456	2,415	2,959	5,091
Junior subordinated debentures	702	742	1,398	1,487
Total interest expense	2,158	3,157	4,357	6,578
Net interest income	16,038	15,145	32,231	29,968
Provision for loan losses	1,150	140	2,300	890
Net interest income after provision for loan losses	14,888	15,005	29,931	29,078

Other income:
Service charges on deposit accounts	2,854	2,722	5,677	5,307
Trust and investment services income	3,743	3,117	7,553	6,216
Net gain on sale of mortgage loans	970	440	1,569	810
Loan servicing income, net	226	247	430	466
Loan-related fees	171	56	243	165
(Loss) on securities transactions, net	(85)	(96)	(91)	(97)
Other operating income	879	433	1,559	1,244
Total other income	8,758	6,919	16,940	14,111

Operating expenses:
Salaries and employee benefits	9,417	7,824	20,172	15,825
Occupancy, net	2,058	1,883	4,104	3,716
Technology and data processing	1,342	1,109	2,552	2,151
Professional and other services	955	896	1,881	1,803
Marketing and public relations	745	639	1,354	1,308
Office supplies, printing and postage	425	362	846	776
Intangible amortization	501	222	704	444
Other real estate operations	137	178	455	406
FDIC insurance	284	171	567	850
Other operating expenses	1,379	1,551	2,752	2,877
Total operating expenses	17,243	14,835	35,387	30,156

Income before income taxes	6,403	7,089	11,484	13,033
Income taxes	1,955	2,045	3,465	3,650
Net income attributable to noncontrolling interests and
Canandaigua National Corporation	4,448	5,044	8,019	9,383
Less: Net income (loss) attributable to noncontrolling interests	(108)	-	(66)	-
Net income attributable to Canandaigua National Corporation	$4,556	5,044	$8,085	9,383

Basic earnings per share	$2.41	2.67	$4.28	4.97

Diluted earnings per share	$2.36	2.62	$4.19	4.88

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

[WITH RESPECTIVE TAX INFORMATION PRESENTED PARENTHETICALLY]
For the three- and six-month periods ended June 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,

	2012	2011
Net income	$4,448	5,044
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($1,059) and ($304)	(1,568)	(525)
Change in unrealized gain on
securities available for sale,
net of taxes of ($45) and $232	37	460
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of $13 and $6	40	13
Other comprehensive income	$(1,491)	(52)
Total comprehensive income	2,957	4,992

Comprehensive income attributable
to the noncontrolling interest	$(108)	-
Comprehensive income attributable to the Company	$2,849	4,992

	Six Months Ended
	June 30,

	2012	2011
Net income	$8,019	9,383
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($629) and $113	(896)	178
Change in unrealized gain on
on securities available for sale,
net of taxes of ($183) and $153	(182)	297
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of $1 and $12	2	26
Other comprehensive income	$(1,076)	501
Total comprehensive income	6,943	9,884

Comprehensive income attributable
to the noncontrolling interest	$(66)	-
Comprehensive income attributable to the Company	$7,009	9,884

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six-month periods ended June 30, 2012 and 2011 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other	Non-
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive	controlling
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2011	1,887,254	$9,732	8,834	120,675	(4,912)	(1,455)	2,906	135,780
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($629)		-	-	-	-	(896)	-	(896)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($183)		-	-	-	-	(182)	-	(182)
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of $1		-	-	-	-	2	-	2
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	8,085	-	-	(66)	8,019
Total comprehensive income		-	-	8,085	-	(1,076)	(66)	6,943
Purchase of treasury stock	(1,436)	-	-	-	(222)	-	-	(222)
Shares issued as compensation	243	-	17	-	20	-	-	37
Cash dividend - $ 1.50 per share		-	-	(2,831)	-	-	-	(2,831)
Balance at June 30, 2012	1,886,061	$9,732	8,851	125,929	(5,114)	(2,531)	2,840	139,707

Balance at December 31, 2010	1,888,748	$9,732	8,823	109,768	(4,728)	199	-	123,794
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $113		-	-	-	-	178	-	178
Change in unrealized gain on
on securities available for sale,
net of taxes of $153		-	-	-	-	297	-	297
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of $12		-	-	-	-	26	-	26
Net income attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	9,383	-	-	-	9,383
Total comprehensive income		-	-	9,383	-	501	-	9,884
Purchase of treasury stock	(1,048)	-	-	-	(107)	-	-	(107)
Shares issued as compensation	192	-	3	-	16	-	-	19
Cash dividend - $ 1.43 per share		-	-	(2,691)	-	-	-	(2,691)
Balance at June 30, 2011	1,887,892	$9,732	8,826	116,460	(4,819)	700	-	130,899

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	2012	2011
Cash flow from operating activities:
Net income attributable to Canandaigua National Corporation	$8,085	9,383
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	3,502	2,739
Provision for loan losses	2,300	890
Gain on sale of premises and equipment and other real estate, net	95	(21)
Writedown of other real estate	73	25
Deferred income tax benefit	(1,320)	(328)
Loss (Income) from equity-method investments, net	(16)	(365)
Loss on calls of securities and write-down, net	91	97
Gain on sale of mortgage loans, net	(1,569)	(810)
Originations of loans held for sale	(124,864)	(63,357)
Proceeds from sale of loans held for sale	122,227	72,471
Increase in other assets	(1,016)	(1,303)
Increase (decrease) in all other liabilities	(1,518)	422
Net cash provided by operating activities	6,070	19,843

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	57,108	27,082
Purchases	(43,391)	(31,023)
Securities held to maturity:
Proceeds from maturities and calls	25,668	28,173
Purchases	(27,300)	(23,124)
Loan originations in excess of principal collections, net	(111,986)	19,622
Purchase of premises and equipment, net	(971)	(1,537)
Calls of FHLB stock, net of purchases of FHLB and FRB stock	(86)	(196)
Other investments - net	75	(3)
Proceeds from sale of other real estate	2,346	605
Net cash (used) provided by investing activities	(98,537)	19,599

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	95,361	57,722
Net decrease in time deposits	(12,394)	(36,464)
Principal repayments of term borrowings	-	(330)
Proceeds from sale of treasury stock	37	19
Payments to acquire treasury stock	(222)	(107)
Change in noncontrolling interest, net	(66)	-
Dividends paid	(2,831)	(2,691)
Net cash provided by financing activities	79,885	18,149

Net (decrease) increase in cash and cash equivalents	(12,582)	57,591
Cash and cash equivalents - beginning of period	126,740	138,229
Cash and cash equivalents - end of period	$114,158	195,820

Supplemental disclosure of cash flow information:
Interest paid	$4,406	6,825
Income taxes paid	3,653	4,100

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$1,265	304

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the 2011 Annual Report (defined below) of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six- month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2012 are summarized as follows:

	June 30, 2012
		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$501	-	-	501
U.S. government sponsored enterprise obligations	51,820	260	(44)	52,036
State and municipal obligations	42,671	1,490	(16)	44,145
Corporate obligations (1)	1,094	3	(193)	904
Equity securities	2,292	209	-	2,501

Total Securities Available for Sale	$98,378	1,962	(253)	100,087

	(1)Amortized cost includes cumulative $360,000 write-down prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$6	-	-	6
State and municipal obligations	167,248	4,235	(118)	171,365
Corporate obligations	819	358	-	1,177

Total Securities Held to Maturity	$168,073	4,593	(118)	172,548

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities (continued)

The amortized cost and fair value of debt securities by years to maturity as of June 30, 2012, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$14,549	14,782	31,191	31,704
1 to 5	31,686	32,910	125,802	129,149
5 to 10	46,976	47,071	10,244	10,498
10 and over	2,875	2,823	836	1,197

Total	$96,086	97,586	168,073	172,548

(1)Amortized cost includes a cumulative $360,000 write-down prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at June 30, 2012, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$16,441	44	-	-	16,441	44
State and municipal obligations	330	1	996	15	1,326	16
Corporate obligations	-	-	863	193	863	193

Total temporarily impaired securities	$16,771	45	1,859	208	18,630	253

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$6	-	-	-	6	-
State and municipal obligations	$18,515	95	3,870	23	22,385	118

Total temporarily impaired securities	$18,521	95	3,870	23	22,391	118

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012, except as discussed below.

In the available-for-sale portfolio, the Company holds approximately $0.9 million of bank trust-preferred securities with an adjusted cost basis of $1.1 million.  These securities are backed by debt obligations of banks, with approximately $0.8 million of the securities backed by two of the largest U.S. banks and $0.1 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  The Company recognized cumulative other-than-temporary-impairment (OTTI) amounting to $0.9 million on one CDO over several years. Management sold a portion of this security in 2011 and intends to sell the remainder in whole or in part over time. If the financial condition of the underlying banks deteriorates, further write-downs could occur before a sale, which would be reflected in the statement of operations. The maximum potential write-down would be its current carrying value of less than $0.1 million.

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

Management, considering current information and events regarding the borrower’s ability to repay its obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, and sufficient information exists to make a reasonable estimate of the inherent loss, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  In the absence of sufficient, current data to make a detailed assessment of collateral values or cash flows, management measures impairment on a pool basis using historical loss factors equivalent to similarly impaired loans. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are generally applied to reduce the principal balance outstanding. In considering loans for evaluation of specific impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a troubled debt restructuring. These loans are collectively evaluated for risk of loss on a pool basis.

Loans

The Company's market area is generally Ontario County and Monroe County of New York State. Substantially all loans are made in this market area. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio is susceptible to changes in the economic conditions in this area. The Company's concentrations of credit risk are as disclosed in the following table of loan classifications. The concentrations of credit risk in related loan commitments and letters of credit parallel the loan classifications reflected. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

The major classifications of loans at June 30, 2012 and December 31, 2011, follow (in thousands), along with a description of their underwriting and risk characteristics:

	2012	2011

Commercial and industrial	$212,451	198,744
Mortgages:
Commercial	504,284	467,413
Residential - first lien	272,165	256,173
Residential - second lien	104,184	101,877
Consumer:
Automobile - indirect	275,862	227,541
Other	16,430	25,583
Loans held for sale	11,762	7,556

Total loans	1,397,138	1,284,887
Plus - Net deferred loan costs	9,188	7,634
Less - Allowance for loan losses	(17,273)	(16,095)

Loans - net	$1,389,053	1,276,426

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Company has established a process to assess the adequacy of the allowance for loan losses and to identify the risks in the loan portfolio. This process consists of the identification of specific reserves for impaired loans and, for all other loans, pool-based general reserves, which is a formula-driven allocation.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the changes in the allowance for loan losses follows (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio:

	For the Three-Month Periods		For the Six-Month Periods
	Ended June 30,		Ended June 30,

	2012	2011	2012	2011

Balance at the beginning of period	$16,841	15,910	16,095	15,635
Loans charged off	(955)	(581)	(1,665)	(1,286)
Recoveries of loans charged off	237	368	543	598
Provision charged to operations	1,150	140	2,300	890

Balance at end of period	$17,273	15,837	17,273	15,837

The following tables, for each of the three- month periods presented, provide an analysis of the allowance for loan losses by loan type (in thousands):

Three months ended June 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$4,878	1,282	1,907	534	5,861	1,222	-	1,157	16,841
Charge-offs	(240)	(278)	(154)	-	(165)	(118)	-	-	(955)
Recoveries	39	1	4	10	135	48	-	-	237
Provision	(394)	675	362	(62)	686	(198)	-	81	1,150
Ending Balance	$4,283	1,680	2,119	482	6,517	954	-	1,238	17,273

Three months ended June 30, 2011			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$5,876	1,671	1,666	587	4,141	811	-	1,158	15,910
Charge-offs	(196)	(43)	(16)	-	(206)	(120)	-	-	(581)
Recoveries	96	-	19	1	174	78	-	-	368
Provision	(1,004)	(290)	(37)	(18)	492	(18)	-	1,015	140
Ending Balance	$4,772	1,338	1,632	570	4,601	751	-	2,173	15,837

The balance in the allowance for loan losses increased to $17.3 million at June 30, 2012 compared to $16.8 million at March 31, 2012 and from $15.8 million at June 30, 2011. In determining the level of allowance necessary, we considered a number of factors.  The most significant factor in the second quarter of 2012 was growth in the portfolio, which amounted to an annualized rate of 13.4% for the three-month period from March 31, 2012.  The balance in the allowance increased by a similar annualized rate.  The allocation of the allowance changed in the second quarter generally due to the respective loan portfolio’s growth rates with the exception of Commercial and industrial loans, wherein the allowance was reduced due to a reduction in the quantitative loss factor with improvements in the historical eight-quarter net loss migration factor, new loan growth receiving a lower, Pass-rated loss factor, the upgrades of previously criticized loans, and a lower level of internally classified loans and impaired loans.

In determining the level of allowance necessary as of June 30, 2012, we considered a number of factors.  The most significant factor in the first half of 2012 was growth in the portfolio.  In addition to the impact of loan growth, specific portfolio factors impacted the allowance, which included, (a) a reduction in the quantitative loss factor applied to Substandard-rated Commercial and Industrial Loans, (b) a decline in annualized net charge-offs, and (c) a decline in the ratio of non-performing loans to total loans.  The increase in the Consumer indirect allowance for both three and six month periods is due to the portfolio’s growth and not due to changes in underlying credit quality.  Economic conditions were also considered in our determination of the allowance.  Given improvements we have seen in our local economy, we have reduced our economic qualitative factors by two basis points.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables, for each of the six- month periods presented, provide an analysis of the allowance for loan losses by loan type, including a summary, as of the period end, of the loan types individually and collectively evaluated for impairment (in thousands):

Six months ended June 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,393	994	1,786	521	4,839	916	-	646	16,095
Charge-offs	(431)	(278)	(229)	(3)	(448)	(276)	-	-	(1,665)
Recoveries	77	3	10	12	310	131	-	-	543
Provision	(1,756)	961	552	(48)	1,816	183	-	592	2,300
Ending Balance	$4,283	1,680	2,119	482	6,517	954	-	1,238	17,273

of which:
Amount for loans individually
evaluated for impairment	$912	221	-	-	-	-	-	-	1,133
Amount for loans collectively
evaluated for impairment	$3,371	1,459	2,119	482	6,517	954	-	1,238	16,140
Balance of loans individually
evaluated for impairment	$3,746	10,490	-	83	-	-	-	-	14,319
Balance of loans collectively
evaluated for impairment	$208,705	493,794	272,165	104,101	275,862	16,430	11,762	9,188	1,392,007

Six months ended June 30, 2011			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,364	1,371	1,304	563	4,196	1,155	-	682	15,635
Charge-offs	(351)	(43)	(16)	-	(608)	(268)	-	-	(1,286)
Recoveries	111	-	19	2	315	151	-	-	598
Provision	(1,352)	10	325	5	698	(287)	-	1,491	890
Ending Balance	$4,772	1,338	1,632	570	4,601	751	-	2,173	15,837

of which:
Amount for loans individually
evaluated for impairment	$2,250	330	-	-	-	-	-	-	2,580
Amount for loans collectively
evaluated for impairment	$2,522	1,008	1,632	570	4,601	751	-	2,173	13,257
Balance of loans individually
evaluated for impairment	$2,888	1,376	-	-	-	-	-	-	4,264
Balance of loans collectively
evaluated for impairment	$196,512	432,073	240,163	95,588	169,126	27,189	5,809	5,214	1,171,674

In determining the level of allowance necessary as of June 30, 2012, we considered a number of factors.  The most significant factor in the first half of 2012 was growth in the portfolio.  In addition to the impact of loan growth, specific portfolio factors impacted the allowance, which included, (a) a reduction in the quantitative loss factor applied to Substandard-rated Commercial and Industrial Loans, (b) a decline in annualized net charge-offs, and (c) a decline in the ratio of non-performing loans to total loans.  Economic conditions were also considered in our determination of the allowance.  Given improvements we have seen in our local economy, we have reduced our economic qualitative factors by two basis points.

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loans. These quality indicators, as more fully described in the 2011 Annual Report, range from one through eight in increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 4 are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 5 through 8. Residential Mortgage Loans are generally rated 9, unless they are used to partially collateralize commercial loans, in which case they carry the rating of the respective commercial loan relationship, or if management wishes to recognize a well defined weakness or loss potential to more accurately reflect credit risk. Unrated loans are allocated a percentage of the allowance for loan losses on a pooled basis.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio as of June 30, 2012 and December 31, 2011 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to re-evaluate.

Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table).

Credit Quality Indicator Analysis as of June 30, 2012

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$12,310	-	-	-	-	137	-	-	12,447
2-Good	12,881	26,246	1,577	3,492	-	1,054	-	-	45,250
3-Satisfactory	78,469	210,744	1,267	278	-	-	-	-	290,758
4-Watch	38,532	204,992	5,942	404	-	-	-	-	249,870
5-Special Mention	12,351	17,086	1,005	-	-	-	-	-	30,442
6-Substandard	21,693	22,710	5,888	254	-	-	-	-	50,545
7-Doubtful	-	-	7	-	-	-	-	-	7
Subtotal	$176,236	481,778	15,686	4,428	-	1,191	-	-	679,319
9 and not rated	36,215	22,506	256,479	99,756	275,862	15,239	11,762	9,188	727,007
Total	$212,451	504,284	272,165	104,184	275,862	16,430	11,762	9,188	1,406,326

Credit Quality Indicator Analysis as of December 31, 2011

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$9,814	105	-	-	-	913	-	-	10,832
2-Good	8,826	26,195	1,718	2,560	-	-	-	-	39,299
3 Satisfactory	68,246	177,882	1,409	576	-	-	-	-	248,113
4 Watch	43,928	210,901	6,045	269	-	-	-	-	261,143
5 Special Mention	7,864	4,645	1,127	-	-	-	-	-	13,636
6 Substandard	29,440	30,018	4,496	453	-	100	-	-	64,507
7 Doubtful	-	-	-	7	-	-	-	-	7
8 Loss	-	-	-	-	-	-	-	-	-
Subtotal	$168,118	449,746	14,795	3,865	-	1,013	-	-	637,537
9 and not rated	30,626	17,667	241,378	98,012	227,541	24,570	7,556	7,634	654,984
Total	$198,744	467,413	256,173	101,877	227,541	25,583	7,556	7,634	1,292,521

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding nonaccruing loans and other nonperforming assets as of June 30, 2012, December 31, 2011, and June 30, 2011 follows (in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011

Accruing loans 90 days or more delinquent	$314	969	2,177
Nonaccruing loans	20,106	17,307	20,439

Total nonperforming loans	20,420	18,276	22,616
Other real estate owned	3,426	4,632	3,991
(less write-down of other real estate owned)	(237)	(397)	(551)

Total nonperforming assets	$23,609	22,511	26,056

The following tables present, as of June 30, 2012 and December 31, 2011, additional details about the loan portfolio in the form of an aging analysis of the loan portfolio. Amounts exclude deferred fees and costs (in thousands).

During the first half of 2012, we experienced an increase in past-due commercial and residential mortgages, particularly in non-accrual loans.  Based upon available appraisals, we believe loans underlying the relationship are secured by collateral with values exceeding our carrying value.  In accordance with our internal policy, we are in the process of re-appraising the collateral.

Aging Analysis as of June 30, 2012

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans

Commercial and industrial	$348	217	3,756	4,321	208,130	212,451	10	3,746
Commercial mortgages	2,361	-	10,491	12,852	491,432	504,284	-	10,491
Residential - first lien	2,206	513	5,677	8,396	263,769	272,165	96	5,581
Residential - junior lien	183	249	288	720	103,464	104,184	-	288
Consumer:
Automobile - Indirect	1,878	882	199	2,959	272,903	275,862	199	-
Other	234	78	9	321	16,109	16,430	9	-
Loans held-for-sale	-	-	-	-	11,762	11,762	-	-
	$7,210	1,939	20,420	29,569	1,367,569	1,397,138	314	20,106

Aging Analysis as of December 31, 2011

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$395	432	3,992	4,819	193,925	198,744	75	3,917
Commercial mortgages	2,184	-	9,078	11,262	456,151	467,413	-	9,078
Residential - first lien	633	55	4,453	5,141	251,032	256,173	652	3,801
Residential - junior lien	444	91	419	954	100,923	101,877	8	411
Consumer:
Automobile - indirect	1,766	653	165	2,584	224,957	227,541	165	-
Other	257	88	169	514	25,069	25,583	69	100
Loans held-for-sale	-	-	-	-	7,556	7,556	-	-
Total	$5,679	1,319	18,276	25,274	1,259,613	1,284,887	969	17,307

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the six-month	the year	the six-month
	period ended	ended	period ended
	June 30,	December 31,	June 30,
	2012	2011	2011

Recorded investment at period end	$20,106	17,307	20,439
Impaired loans with specific related allowance at period end	$3,823	2,453	4,264
Amount of specific related allowance at period end	$1,133	1,138	2,580
Average investment during the period	$19,461	20,394	21,618
Interest income recognized on a cash basis during the period	$138	127	-

The details of impaired loans as of June 30, 2012 and December 31, 2011 follow (in thousands)

June 30, 2012

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
	Investment	balance	Allowance	Investment	Recognized
With no specific allowance
Commercial and industrial	$1,702	2,230	-	1,940	-
Commercial mortgage	8,711	9,524	-	8,878	105
Residential mortgage - first position	5,581	5,769	-	4,450	31
Residential mortgage - second position	289	300	-	356	-
Consumer - other	-	-	-	50	2
Subtotal	16,283	17,823	-	15,674	138
With specific allowance
Commercial and industrial	2,043	2,160	912	2,292	-
Commercial mortgage	1,780	2,569	221	1,495	-
Subtotal	3,823	4,729	1,133	3,787	-
Total	$20,106	22,552	1,133	19,461	138
Summary by portfolio:
Commercial	$14,236	16,483	1,133	14,605	105
Residential	5,870	6,069	-	4,806	31
Consumer and other	-	-	-	50	2
Total	$20,106	22,552	1,133	19,461	138

December 31, 2011

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
With no specific allowance	Investment	balance	Allowance	Investment	Recognized
Commercial and industrial	$2,541	3,048	-	1,401	-
Commercial mortgage	8,001	9,440	-	6,578	114
Residential mortgage - first position	3,801	3,968	-	3,366	13
Residential mortgage - second position	411	439	-	390	-
Consumer - other	100	102	-	76	-
Subtotal	14,854	16,997	-	11,811	127
With specific allowance
Commercial and industrial	1,376	1,454	895	3,079	-
Commercial mortgage	1,077	1,153	243	3,988	-
Residential mortgage - first position	-	-	-	1,265	-
Residential mortgage - second position	-	-	-	201	-
Subtotal	2,453	2,607	1,138	8,583	-
Total	$17,307	19,604	1,138	20,394	127
Summary by portfolio:
Commercial	$12,995	15,095	1,138	15,046	114
Residential	4,212	4,407	-	5,222	13
Consumer and other	100	102	-	126	-
Total	$17,307	19,604	1,138	20,394	127

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

In the process of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans and attempt to work out alternative payment schedules with the borrower in order to avoid foreclosure of collateral. Any loans that are modified are evaluated to determine if they are "troubled debt restructurings” (TDR) and if so determined, are evaluated for impairment.  A TDR is defined as a loan restructure where for legal or economic reasons related to a borrower’s financial difficulties, the creditor grants one or more concessions to the borrower that it would not otherwise consider. Terms of loan agreements may be modified to fit the ability of the borrower to repay in respect of its current financial status and restructuring of loans may include the transfer of assets from the borrower to satisfy debt, a modification of loan terms, or a combination of the two. If a satisfactory restructure and payment arrangement cannot be reached, the loan may be referred to legal counsel for foreclosure.

As of June 30, 2012, there was one commercial relationship totaling $4.5 million that was considered a TDR due to the nature of the concessions granted to the borrower. We have established no impairment reserve for the relationship in light of the value of underlying collateral and management’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For this relationship, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer was in compliance with the terms of the forbearance agreement which expired in March 2011. At that time, we renewed the forbearance agreement for an additional 24 months with higher monthly payments than under the previous agreement.  The borrower has paid as agreed.

A loan totaling $0.3 million, previously classified as a TDR was liquidated in the second quarter of 2012.

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

Gross servicing fees earned by the Company for the six-month periods ended June 30, 2012 and 2011, respectively, amounted to $712,000 and $704,000.  Gross servicing fees for the three-month periods ended June 30, 2012 and 2011, respectively, amounted to $366,000 and $361,000. These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in loan servicing assets for the six-month periods ended June 30, 2012 and 2011, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2012		2011
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$2,489	$3,244	$2,222	$3,418
Originations	572		253
Amortization	(282)		(244)
Balance at June 30,	$2,779	$3,425	$2,231	$3,460

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

(6)   Dividend

On July 11, 2012, the Board of Directors declared a semi-annual $1.61 per share dividend on common stock to shareholders of record on July 21, 2012. The dividend was paid on August 1, 2012.  This is in addition to the semi-annual $1.50 per share paid on February 1, 2012.

(7)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and six- month periods ended June 30, 2012 and 2011 follow (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic Earnings Per Share:
Net income applicable to common shareholders	$4,556	5,044	$8,085	9,383
Weighted average common shares outstanding	1,887,035	1,888,548	1,887,145	1,888,559
Basic earnings per share	$2.41	2.67	$4.28	4.97

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,556	5,044	$8,085	9,383
Weighted average common shares outstanding	1,887,035	1,888,548	1,887,145	1,888,559
Effect of assumed exercise of stock options	46,622	35,281	42,693	34,683
Total	1,933,657	1,923,829	1,929,838	1,923,242
Diluted earnings per share	$2.36	2.62	$4.19	4.88

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)   Segment Information

The Company is organized into four reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), Genesee Valley Trust Company (GVT), and WBI OBS Financial, LLC and its subsidiaries (OBS). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and six-month periods ended June 30, 2012 and 2011 follows (dollars in thousands). The Company acquired a majority interest in OBS in November 2011; therefore, OBS segment information is only presented for the three- and six-month period ended June 30, 2012.

Three Months Ended June 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,038	1	2	-	(3)	16,038
Non-interest income	5,927	1,766	927	727	(589)	8,758

Total revenues	21,965	1,767	929	727	(592)	24,796

Provision for loan losses	1,150	-	-	-	-	1,150
Intangible amortization	45	-	158	298	-	501
Other operating expenses	14,891	617	767	738	(271)	16,742

Total expenses	16,086	617	925	1,036	(271)	18,393

Income (loss) before tax	5,879	1,150	4	(309)	(321)	6,403
Income tax	1,955	456	(3)	-	(453)	1,955
Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	3,924	694	7	(309)	132	4,448
Less: Net income (loss) attributable to noncontrolling interests	-	-	-	(108)	-	(108)
Net income (loss) attributable to
Canandaigua National Corporation	$3,924	694	7	(201)	132	4,556

Total identifiable assets	$1,825,096	10,831	17,031	12,434	(17,021)	1,848,371

Three Months Ended June 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,145	2	3	(5)	15,145
Non-interest income	5,685	784	1,013	(563)	6,919

Total revenues	20,830	786	1,016	(568)	22,064

Provision for loan losses	140	-	-	-	140
Intangible amortization	50	-	172	-	222
Other operating expenses	13,400	630	805	(222)	14,613

Total expenses	13,590	630	977	(222)	14,975

Income before tax	7,240	156	39	(346)	7,089
Income tax	2,045	69	(18)	(51)	2,045

Net income	$5,195	87	57	(295)	5,044

Total identifiable assets	$1,675,216	8,229	16,716	(10,267)	1,689,894

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$32,231	3	5	-	(8)	32,231
Non-interest income	11,687	3,050	1,812	1,318	(927)	16,940

Total revenues	43,918	3,053	1,817	1,318	(935)	49,171

Provision for loan losses	2,300	-	-	-	-	2,300
Intangible amortization	91	-	315	298	-	704
Other operating expenses	31,039	1,358	1,528	1,208	(450)	34,683

Total expenses	33,430	1,358	1,843	1,506	(450)	37,687

Income (loss) before tax	10,488	1,695	(26)	(188)	(485)	11,484
Income tax	3,465	671	(10)	-	(661)	3,465

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	7,023	1,024	(16)	(188)	176	8,019

Less: Net income (loss) attributable to noncontrolling interests	-	-	-	(66)	-	(66)

Net income (loss) attributable to
Canandaigua National Corporation	$7,023	1,024	(16)	(122)	176	8,085

Total identifiable assets	$1,825,096	10,831	17,031	12,434	(17,021)	1,848,371

Six Months Ended June 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$29,968	5	6	(11)	29,968
Non-interest income	11,707	1,520	2,050	(1,166)	14,111

Total revenues	41,675	1,525	2,056	(1,177)	44,079

Provision for loan losses	890	-	-	-	890
Intangible amortization	100	-	344	-	444
Other operating expenses	27,356	1,201	1,549	(394)	29,712

Total expenses	28,346	1,201	1,893	(394)	31,046

Income before tax	13,329	324	163	(783)	13,033
Income tax	3,650	133	27	(160)	3,650

Net income	$9,679	191	136	(623)	9,383

Total identifiable assets	$1,675,216	8,229	16,716	(10,267)	1,689,894

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair values and the valuation hierarchy of the Company's financial instruments are as follows (in thousands):

		June 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
Financial Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and equivalents	1	$114,158	114,158	126,740	126,740
Securities, available-for-sale	1, 2, 3	$100,087	100,087	114,258	114,258
Securities, held-to-maturity	2	$168,073	172,548	167,225	172,517
FHLB stock and Federal Reserve Bank stock	3	$2,738	2,738	2,656	2,656
Loans-net	3	$1,389,053	1,446,438	1,276,426	1,308,531
Loan servicing assets	3	$2,779	3,425	2,489	3,244

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	3	$1,243,767	1,243,767	1,148,406	1,148,406
Time deposits	3	$385,810	388,105	398,204	393,583
Borrowings	2	$-	-	-	-
Junior subordinated debentures	2	$51,547	52,172	51,547	52,185

Other financial instruments:
Interest rate swap agreements	2	$(5,940)	(5,940)	(4,415)	(4,415)
Letters of credit	2	$(177)	(177)	(233)	(233)

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds.  The key economic assumptions used to determine the fair value of mortgage servicing rights at June 30, 2012 and 2011, and the sensitivity of such values to changes in those assumptions are summarized in the 2011 Annual Report and are substantially unchanged.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Fair Values Measurements

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at June 30, 2012, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$501	-	-	501
U.S. government sponsored
enterprise obligations	-	52,036	-	52,036
State and municipal obligation	-	44,145	-	44,145
All other	-	3,285	120	3,405
Total assets	$501	99,466	120	100,087

Liabilities
Interest rate swap agreement	$-	5,940	-	5,940
Letters of credit	-	177	-	177
Total liabilities	$-	6,118	-	6,118

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	11,762	-	11,762
Collateral dependent impaired loans	-	-	3,823	3,823
Other real estate owned	-	-	3,189	3,189
Loan servicing assets	-	-	2,779	2,779
Total assets	$-	11,762	9,791	21,553

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2012 (in thousands).  During the first quarter of 2012 certain securities were transferred to Level 2 classification.  These securities show an active trading market, which resulted in fair values with significant observable elements.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Securities available for sale, beginning of period	$97	$799
Securities transferred to Level 2 during period	-	(730)
Unrealized gain included in other comprehensive income	23	51
Securities available for sale, end of period	$120	$120

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

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2011  (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30,2011
Securities available for sale, beginning of period	$995	$958
Unrealized gain included in other comprehensive income	4	41
Securities available for sale, end of period	$999	$999

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

In ASU 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, the FASB  indefinitely deferred certain reporting requirements for reclassifications out of accumulated other comprehensive income on a components basis.

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

(13) Acquisition

As more fully discussed in the 2011 Annual Report, in November 2011, the Company acquired a majority interest in WBI OBS Financial, LLC (WBI), a company formed to concurrently acquire OBS Holdings, Inc. (OBS).  As of June 30, 2012, the Company had not completed its comprehensive analysis of the fair value of assets acquired and liabilities assumed.  The Company is in the process accumulating additional internal and market data not available at the time of the acquisition. The Company expects to complete its analysis in 2012. There has been no change to the acquisition-related financial information presented in the 2011 Annual Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report. Further, we remind you to consider our Forward-Looking Statements disclosure when reading this discussion and analysis.

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

Financial Overview

Total assets at June 30, 2012 were $1,848.4 million compared to $1,761.5 million at December 31, 2011 and $1,799.4 million at March 31, 2012.  With this growth came higher revenues and higher operating expenses, the net of which negatively impacted net income.  Diluted earnings per common share for the second quarter of 2012 was down 9.9% to $2.36 from $2.62 in the same quarter of 2011. Net income in these periods was $4.6 million and $5.0 million, respectively.  For the year to date, diluted earnings per common share for the first half of 2012 declined 14.1% to $4.19 from $4.88 in the same half of 2011. Net income in these periods was $8.1 million and $9.4 million, respectively.

Earnings for the first half of 2012, as compared with the first half of 2011, were down, but reflected a strong 11.9% increase in total revenues (net interest income and other income) driven by business growth, offset by a higher provision for loan losses, and higher operating expenses.  Despite a general decline in asset yields, net interest income grew due to higher volumes of earning assets and a decline in interest costs. The higher provision for loan losses was driven by increased net new loans. Reflecting continued organic growth and the impact of the OBS acquisition, total operating expenses increased in many major categories. As anticipated, FDIC premiums were down due to changes in assessment rates.

We were encouraged by the substantial increase in average interest earnings assets, particularly since it occurred in the higher-yielding loan portfolio.  We experienced a planned decrease in federal funds sold, which were used to fund the loan growth.  Average interest bearing liabilities grew slower than assets, and importantly, their cost fell significantly.  Off-balance sheet, both the book value and fair value of Assets under Administration grew since the beginning of the year, reflecting new customer accounts and an overall improvement in stock market performance.

Financial Condition (three months ended June 30, 2012)

At June 30, 2012, total assets were $1,848.4 million, up $49.0 million or 2.7% from $1,799.4 million at March 31, 2012.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $114.2 million at June 30, 2012, falling $8.6 million, impacted by an increase in loan originations.

The securities portfolio fell to $268.2 million, a $4.6 million decrease from March 31, 2012. Similar to the first quarter of 2012 and most of 2011 we experienced a relatively high level of security calls (i.e., issuers repaid debt obligations before their stated maturities).   Market interest rates have declined through most of this year.  This decline made it beneficial for issuers to call outstanding higher cost obligations and replace them with lower cost obligations. With this lower rate environment we found fewer investments with attractive terms (rate, maturity, credit quality) in which to invest.  With low rates and little inventory in the market, our purchases did not keep pace with maturities and calls. We will continue to pursue the purchase of securities to replace the volume called.  However, our ability to do so will be restricted by the low supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (79% of total at June 30, 2012) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at June 30, 2012, that there are none considered to be other than temporarily impaired.

During the weak economic cycle that began in late 2008, a handful of non-New York State municipalities have declared bankruptcy.  Much continues to be written about high debt loads and unrecorded liabilities of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.

These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At June 30, 2012, 95% of the portfolio was rated A or better, 2% BBB, and 3% was unrated. In addition, 96% of the obligations were backed by third-party credit support, and 98% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at June 30, 2012.

Loans, exclusive of loans held for sale, grew $45.2 million during the second quarter of 2012 with the gross portfolio totaling $1,397.1 million compared to $1,352.1 million at March 31, 2012. This continues four quarters’ trend of net portfolio growth.  During this quarter, as expected, we saw an increase in commercial loans given the strength in our pipeline, and in mortgage loans due to low rates and the spring buying season.  Conversely, we expected, and a saw,slowed growth in the indirect automobile portfolio to allow the other loan portfolios to grow.  Looking to the third quarter, we expect to see continued intense competition from banks, finance companies, and credit unions.  With respect to our balance sheet, we expect both the commercial and residential portfolios to show continued increases, and limited growth of the indirect portfolio.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at June 30, 2012, were $1,629.6 million and were up $46.1 million from March 31, 2012.  Growth occurred in all lower interest cost categories.  Net growth was seen in consumer and commercial deposits while municipal deposits were down, which is typical for the second quarter of the year.  Although the pace has been slowing from recent past quarters, we continued to experience declines in time deposits, both consumer and business, and expect that to trend throughout 2012 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits were redeposited in other deposit types, there was no impact on overall liquidity.  However, the total cost of deposits (interest expense) did fall due to lower reinvestment rates available to depositors. Looking to the coming quarter, we expect all deposit types to grow modestly.

As expected, there was no change in total borrowings. We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended June 30, 2012)

Net interest income grew $0.9 million or 5.9% for the quarter compared to the same quarter in 2011, reflecting stability in net interest margin and a widening of spread.  Average earning asset balances grew and were invested in higher-yielding loans, replacing lower yielding Federal Funds Sold. With general interest rates remaining low we have seen both asset yields and liability costs fall year over year as maturing products are replaced at lower interest rates.  Given the length of this very low interest rate environment, we are not likely to find opportunities to significantly lower rates on deposit products, yet falling rates on earning assets will eventually lead to lower interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2011, the overall net growth in interest-earning assets and interest-bearing liabilities had a $2.4 million positive impact on net interest income, and the change in rates had a $1.3 million negative impact. Net interest margin was 4.00% for the second quarter of 2012, unchanged from the same quarter in 2011.  Net interest spread improved four basis points from 2011. As we discussed in our 2011 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2012 and 2011 follows (dollars in thousands).

	2012			2011
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$53,385	$34	0.25%	$178,414	$115	0.26%
Securities	272,914	2,593	3.80	275,951	2,855	4.14
Loans, net	1,353,689	16,343	4.83	1,145,756	16,177	5.65
Total interest-earning assets	1,679,988	$18,970	4.52%	1,600,121	$19,147	4.79%
Non interest-earning assets	111,728			94,357
Total assets	$1,791,716			$1,694,478

Total deposits	$1,337,149	$1,456	0.44%	$1,301,941	$2,415	0.74%
Total debt	51,547	702	5.45	51,547	742	5.76
Total interest-bearing liabilities	1,388,696	$2,158	0.62%	1,353,488	$3,157	0.93%
Non-interest bearing liabilities	267,358			213,757
Equity	135,662			127,233
Total liabilities and equity	$1,791,716			$1,694,478

Interest rate spread			3.90%			3.86%
Net interest margin		$16,812	4.00%		$15,990	4.00%

The provision for loan losses was $1.2 million for the quarter, higher than the $0.1 million for the same quarter last year. The higher provision in the second quarter of 2012 was driven by a higher overall loan portfolio balance coupled with stable asset quality and lower net charge-offs. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total other income for the quarter ended June 30, 2012 increased 28.8% to $8.9 million from $6.9 million in 2011.  Service charges on deposit accounts increased approximately $0.1 million due to higher revenues from both account activities fees and from electronic banking services.  Account maintenance service charges (included in service charges) were flat year-on-year due to higher customer balances offsetting their periodic fees. Electronic banking services (debit and ATM card revenues) continued to increase with consumers shifting from cash and checks to electronic transactions. We expect these trends to continue through the remainder of the year.

Trust and investment services income grew 25.1% to $3.9 million for the second quarter of 2012 compared to $3.1 million for the same quarter in 2011. Included in 2012’s revenue is $0.8 million from OBS. Total assets under administration (see table) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue into the coming quarters with year-over-year growth rates expected to be in the 5% range. For the remainder of the year we anticipate fair value growth in the low single digits.

The following table presents information about period-end book value and fair value of assets under administration (dollars in thousands).

	Assets Under Administration (excluding OBS)
	as of
	(in thousands)

	June 30,	March 31,	December 31,	June 30,
	2012	2012	2011	2011

Book value	$1,756,492	1,748,111	1,726,172	1,705,644

Fair value	$1,965,219	1,991,810	1,858,130	1,909,411

The net gain on sale of mortgages was 120.5% higher in the second quarter of 2012 compared to the same quarter in 2011.  The total volume of closed loans was up 126.3% year over year (See table below).  As seen in the table, the pace of activity is significantly higher in 2012.  This is due to a combination of our competitive success, and the impact of lower market interest rates.  The coming quarter is usually our heaviest period for home sales and mortgage closings in our region. We expect volumes to be slightly higher than this past quarter’s.  Notwithstanding the increased volume, if originations for the year are similar to 2011’s, we expect the net gain on sale of mortgages might be lower than last year, because we anticipate holding more loans in portfolio.

CNB Mortgage Closed Loans by Type
For the three-month periods ended June 30,
(dollars in thousands)

	2012	2011
Purchase money mortgages	$46,753	29,769
Refinance mortgages	48,603	12,368
Total mortgage originations	$95,356	42,137

Percentage of loans retained in portfolio	22.7%	32.8%

Loan servicing fee income was down slightly year over year. Higher gross revenue was offset by higher amortization of servicing rights caused by a higher year-over-year amortizable balance. We expect this historical level of income for the Company to remain as long as rates stay low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for Freddie Mac stood at $488.2 million at June 30, 2012 compared to $468.9 million at March 31, 2012, and $444.4 million at June 30, 2011.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $115.7 million at June 30, 2012 compared to $ 115.4 million at March 31, 2012, and $112.0 million at June 30, 2011.

Other operating income grew for the quarter compared to the same quarter in 2011, and can fluctuate from time to time depending upon earnings from our nonmarketable investments. In the second quarter of 2012, we recognized approximately $0.5 million from our investments in Cephas, while in the second quarter of 2011, the amount recognized was less than $0.1 million. We expect to record earnings from this and other investments in the coming quarters, however the extent and timing cannot be determined.

Total operating expenses grew $2.6 million for the quarter ended June 30, 2012 compared to the same three-month period in 2011. Of this, $1.0 million was associated with OBS with $0.7 million in operating expenses, and $0.3 million in intangible amortization.  With the exception of other operating expenses, all major categories of expenses generally increased, and were consistent with the growth in our franchise: loans, deposits, assets under administration, etc.  The largest component increase was in salaries and employee benefits reflecting the addition of new staff and raises for incumbents. Except for FDIC insurance, we expect all categories to continue to increase for the remainder of the year consistent with our business growth goals and the inclusion of OBS.

The quarterly effective tax rate was 30.5% in 2012 and 28.8% in 2011.  The increase in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle in the 29% - 31% range through 2012 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Financial Condition and Results of Operations (six months ended June 30, 2012)

At June 30, 2012, total assets of the Company were up $86.9 million or 4.9% from December 31, 2011. Cash and equivalents (cash, balances and federal funds sold) decreased as a result of strong loan growth in excess of securities and net deposit growth.  Securities fell $13.3 million as calls and maturities nearly outpaced purchases of new investments. Loans grew $113.8 million or 8.8%.  Increases were seen in all categories with the largest increase in commercial loans followed by indirect automobile loans.  Total deposits at June 30, 2012, were up $83.0 million or 5.4% with growth in depositor types.

Compared to the same period in 2011, net interest income was up $2.3 million or 7.6% in the first six-months of 2012. Net interest margin was positively impacted by a net increase in balances, but this was offset by the negative impact of falling rates in interest-earning assets. Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2012 and 2011 follows:

	2012			2011
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$59,022	$73	0.25%	$163,770	$210	0.26%
Securities	276,227	5,303	3.84	274,879	5,792	4.22
Loans, net	1,322,521	32,793	4.96	1,154,709	32,256	5.59
Total interest-earning assets	1,657,770	$38,169	4.60%	1,593,358	$38,258	4.80%
Non interest –earning assets	113,243			93,708
Total assets	$1,771,013			$1,687,066
Total deposits	$1,322,108	$2,959	0.45%	$1,301,690	$5,091	0.78%
Total debt	51,547	1,398	5.42	51,604	1,487	5.76
Total interest-bearing liabilities	1,373,655	$4,357	0.63%	1,353,294	$6,578	0.97%
Non-interest bearing liabilities	261,697			208,450
Equity	135,661			125,322
Total liabilities and equity	$1,771,013			$1,687,066

Interest rate spread			3.97%			3.83%
Net interest margin		$33,812	4.08%		$31,680	3.98%

The provision for loan losses was $1.4 million higher for the first six months of 2012 compared to the first six months of 2011.  The reasons are discussed in the three-month section above.

Other income for the six months ended June 30, 2012, increased 21.2% to $17.1 million from $14.1 million in 2011. Similar factors impacting the three-month period impacted the six month period results.  OBS revenues accounted for $1.3 million of the increase, and income from our investments in Cephas accounted for $0.2 million of the increase

Mortgage closings grew 90.7% for the six month period ended June 30, 2012 compared to the same period in 2011 due to our market competitiveness in the purchase money mortgage arena, and general market interest rate declines which spurred refinance activity. Along with the overall increase in volume was the $1.5 million increase in net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the six-month period ended June 30,
(dollars in thousands)

	2012	2011
Purchase money mortgages	$75,248	47,631
Refinance mortgages	90,117	39,068
Total mortgage originations	$165,365	86,699

Percentage of loans retained in portfolio	24.5%	26.9%

Operating expenses increased 17.9% or $5.4 million for the six months ended June 30, 2012, over the same period in 2011.  Operating expenses of OBS accounted for $1.5 million of the increase, and approximately $1.8 million of the increase was due to higher accruals for stock appreciation rights due to the higher market price of our common stock.  Other categories increase for same reasons as those discussed in the three-month section above.

The Company's effective tax rate for the year to date in 2012 increased to 30.2% from 28.0% in 2011. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2011 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At June 30, 2012 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold and continued deposit inflows, we foresee no borrowings in the coming quarter; though we might consider raising medium- or long-term borrowings for interest rate risk management purposes.

For the six months ended June 30, 2012, cash flows from all activities used $12.6 million in net cash and cash equivalents versus providing $57.6 million for the same period in 2011.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $6.1 million in 2012 versus $19.8 million in 2011.  Both the largest source and use of operating cash in the first half of 2012 and 2011 were loans held for sale with origination and sales activity, which, for 2012, nearly doubled 2011. Excluding the effect of loans held for sale, operating activities provided $10.3 million and $11.5 million cash for each of the six-month periods in 2012 and 2011, respectively.

During the first half of 2012, investing activities used $98.5 million in cash and equivalents compared to providing $19.6 million during the same period of 2011. Securities activities provided cash in 2012, while in 2011 these activities were nearly breakeven.  Loan activities used significant amounts of cash in 2012, while in 2011 loan activities provided cash. For the remainder of the year we expect both securities and loan activities to utilize cash.

Cash provided by financing activities was $79.9 million in the first half of 2012 versus $18.1 million in the same period of 2011.  The main contributor in both periods was deposit activity.

For the remainder of 2012, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is expected to come from all depositor types.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information disclosed in our 2011 Annual Report.  During the second quarter of 2012, the Company made a required $2.5 million installment purchase payment for the OBS acquisition.

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

	June 30, 2012	December 31, 2011
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$140,581	138,072
Commercial real estate and construction	$46,855	37,174
Residential real estate at fixed rates	$5,873	5,269
Home equity lines of credit	$204,111	186,902
Unsecured personal lines of credit	$17,118	16,326
Standby and commercial letters of credit	$11,820	15,563
Commitments to sell real estate loans	$11,762	7,556

Capital Resources

Under the regulatory framework for prompt corrective action, as of June 30, 2012, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2011, and management anticipates no change in this classification for the foreseeable future.

On September 12, 2010, the Basel Committee on Banking Supervision released its proposal for revising capital requirements for internationally active financial institutions. These new standards are called Basel III.  On June 7, 2012, the US banking regulators published their Notice of Proposed Rule Making to implement changes in capital rules. In two different actions, both the Federal Reserve and the Federal Deposit Insurance Corporation have proposed new capital requirements for all banks that essentially accept all recommendations from the Basel III accord. While we had anticipated some changes for community banks, we were surprised that non-international banks, banks like us, would be within the scope of much of the proposal. The proposal will increase required capital and change risk-weightings for many assets. We are still evaluating the proposed rule, but are generally disappointed as to its scope and its broad-based application across all institutions regardless of their systematic risk profile.  While the rule would be effective as of January 1, 2013, full compliance with most aspects of the rule would not be required until January 1, 2019.

The key features that generally relate to banks like ours are:

•

New minimum regulatory capital ratio requirements

o

A newly-introduced “common equity” tier 1 ratio of 4.5%,

o

Tier 1 capital ratio of 6% (increased from the current requirement of 4%),

o

Total capital ratio of 8% of risk-weighted assets (unchanged from the current requirement), and

o

Tier 1 leverage ratio of 4%.

•

New capital conservation buffer: To avoid restrictions on capital distributions (e.g. distributing dividends) and discretionary bonus payments to executive officers, a bank will be required to hold an additional buffer of common equity Tier 1 capital in an amount above 2.5% of total risk-weighted assets in addition to the minimum common equity Tier 1, Tier 1, and total capital risk-based capital ratios.

•

Capital is redefined: What is included in Tier 1 capital will change:

o

Cumulative preferred and trust preferred instruments would be excluded from Tier 1 capital.

o

Regulatory capital deductions would be stricter than those currently required. Examples of the more stringent requirements for common equity Tier 1 capital are:

▪

Unrealized gains and losses on all available-for-sale securities and gains and losses associated with certain cash flow hedges will now flow through to common equity Tier 1 capital. Currently, these gains and losses are neutralized when calculating regulatory capital.

▪

Goodwill and net defined benefit pension plan assets will be deducted;

▪

Deferred tax assets (DTAs) arising from operating losses and tax credit carry forwards will be deducted;

▪

Mortgage servicing assets, deferred tax assets arising from temporary differences that an organization could not realize through net operating loss carry backs, and the common stock of unconsolidated financial institutions each would be individually limited to 10% of common equity Tier 1 capital, and, in the aggregate, to 15% of common equity Tier 1 capital;

▪

The amount of minority interests permitted in capital would be more limited;

•

Asset risk-weighting: The most significant changes to the calculation of risk-weighted assets are:

o

The treatment of exposures to the U.S. government, U.S. public sector entities (such as states and municipalities), U.S. government-sponsored entities, and U.S. depository institutions would be unchanged from the current rules. However, the risk weight for an exposure to a foreign bank or public-sector entity (PSE), such as a state or municipality, would be assigned based on the rating of its home country.

o

Residential mortgage exposures would be assigned to a range of risk weight categories (between 35 and 200%) based upon the loan-to-value (LTV) ratio of the mortgage and certain mortgage product features. Currently, most residential mortgages are assigned a 50% risk weight despite the broad range of risk profiles associated with mortgage exposures.

o

Certain commercial real estate loans are assigned a 150% risk weight.

o

Nonaccrual loans and loans greater than 90 days past due are assigned a 150% risk weight.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow:

	June 30,	March 31,	December 31,	June 30,
	2012	2012	2011	2011

Allowance as a percentage of total period end loans	1.24%	1.25%	1.25%	1.35%

Allowance as a percentage of non-performing loans	84.59%	84.58%	88.07%	70.03%

Net charge-offs to average loans (annualized)	0.17%	0.12%	0.28%	0.12%

Non-performing loans to total period-end loans	1.46%	1.47%	1.42%	1.93%

Non-performing assets to total period-end
loans and other real estate	1.69%	1.70%	2.25%	2.22%

The provision for loan losses for the six-month period ended June 30, 2012 was higher than the same period in 2011, due to substantially higher net loan growth offset by improved credit quality compared to 2011. The balance in the allowance for loan losses also increased during the quarter and was impacted by growth and higher quantitative factors from the eight-quarter loss migration applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowances associated with commercial loans were reduced due to lower quantitative factors. As discussed more fully in the 2011 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2012 is appropriate at $17.3 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the first half of 2012 were $1.1 million, compared to $0.5 million in the first half of 2011.  Net charge-offs to average loans for the first six months increased in 2012 to 17 basis points compared to 12 basis points in 2011, but remained well below 2011’s full year figure. In the coming quarters, we anticipate annualized net charge-offs in the 20-25 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $20.4 million at June 30, 2012, up from $18.3 million at December 31, 2011, but down from $22.6 million at June 30, 2011.  The general decline in non-performing loans since June 30, 2011 came mainly in commercial-related loans.

Other real-estate owned has fallen $0.8 million since December 31, 2011 to $3.2 million at June 30, 2012, due to property liquidations, and is also down slightly from the second quarter of 2011. Given the current economic climate and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $20.1 million at June 30, 2012 from $20.4 million at June 30, 2011 due to improvements in commercial and industrial loans.  However, since year end 2011, total impaired loans increased $2.8 million mostly due to one commercial real-estate relationship for which we could incur an impairment charge in the coming quarter depending upon the results of re-appraisals.

 At June 30, 2012 we identified 100 loans totaling $20.1 million that were considered impaired.  Of these, 52, with an aggregate balance outstanding of $14.3 million were analyzed on a loan-by-loan basis, 11 of which, with an aggregate balance of $3.8 million, had specific reserves calculated amounting to $1.1 million. The remaining 48 loans totaling $5.8 million were evaluated for impairment on a collective basis.

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

Impact of Financial Regulation Legislation

Management continues to navigate the myriad regulations and pronouncements resulting from the July 21, 2010 passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). Most of the major regulations have yet to be enacted, but planning and managing their implementation requires considerable forethought.  Our employees are working tirelessly to develop cost-effective solutions.  The provisions expected to most significantly impact us are more fully described in the 2011 Annual Report, and in the Capital Resources section above.

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

ASU 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment, issued July 2012. The amendments in this update permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2011 Annual Report, we expected market interest rates for 2012 would remain fairly steady for most of the year at current historic lows with no measurable increase expected until 2014.  We have no reason at this time to change that expectation.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at June 30, 2012 and December 31, 2011.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2012	2011
200	(3)%	(4)%
100	(4)	(6)
No change	-	-
-100	-	-
-200	-	-

Our model suggests our interest rate risk has decreased slightly from year end for upward changes in rates, and is unchanged for downward changes in rates. Our exposure to smaller increases in rates has declined, because we have more earning assets in higher yielding loans relative to the year-end 2011 balance sheet.  Our exposure to downward rate movements has stabilized due to the very low cost of deposits.  Deposit rates have little room to move lower, and, despite the magnitude of market rate changes, asset yields declines have moderated somewhat due to interest rate floors in many of our variable-rate loan contracts.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2012, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth, for the monthly periods in 2012, a summary of these transactions.

	Total	Average
	Shares	Price Per
Date	Purchased (Sold) (#)	Share ($)	Purpose

April	100	$152.56	Treasury
June	(243)	$153.53	Compensation
June	1,336	$154.86	Treasury

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

March 8, 2012	1,926	$147.48	$165.78	$141.93
April 5, 2012	4,233	$152.56	$179.96	$145.00
May 24, 2012	3,049	$154.86	$185.00	$145.01
June 21, 2012	3,353	$149.24	$185.00	$137.51

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2012	5,603	$93.56	$105.00	$87.50
2nd Quarter, 2012	1,897	$112.01	$135.00	$105.00

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2012

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 7 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the three- and six-months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 6, 2012	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
Chairman and Chief Executive Officer

August 6, 2012	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer