Form 10-Q
period 2012-09-30
CANANDAIGUA NATIONAL CORP
filed 2012-11-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

The registrant had 1,887,051 shares of common stock, par value $5.00, outstanding at October, 2012.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2012

PART I FINANCIAL INFORMATIONItem 1. Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS September 30, 2012 and December 31, 2011 (Unaudited) (dollars in thousands, except per share data)

	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$40,011	52,715
Interest-bearing deposits with other financial institutions	9,228	6,490
Federal funds sold	71,898	67,535
Securities:
- Available for sale, at fair value	101,241	114,258
- Held-to-maturity (fair value of $182,931 in 2012 and $172,517 in 2011)	177,836	167,225
Loans - net	1,419,847	1,276,426
Premises and equipment – net	15,616	16,101
Accrued interest receivable	7,301	6,627
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,738	2,656
Goodwill	15,150	15,150
Intangible assets – net	7,243	8,437
Prepaid FDIC assessment	3,131	3,905
Other assets	26,143	23,781
Total Assets	$1,897,383	1,761,306

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$293,037	227,284
Interest bearing	194,472	175,409
Savings and money market	807,568	745,713
Time	380,602	398,204
Total deposits	1,675,679	1,546,610
Borrowings	4,309	6,836
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	25,062	20,533
Total Liabilities	1,756,597	1,625,526

Canandaigua National Corporation stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued in 2012 and 2011	9,732	9,732
Additional paid-in-capital	8,887	8,834
Retained earnings	127,866	120,675
Treasury stock, at cost (59,445 shares at September 30, 2012
and 59,242 at December 31, 2011)	(5,044)	(4,912)
Accumulated other comprehensive income, net	(2,902)	(1,455)
Total Canandaigua National Corporation Stockholders' Equity	138,539	132,874
Non-controlling interests	2,247	2,906
Total Equity	140,786	135,780
Total Liabilities and Equity	$1,897,383	1,761,306

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2012 and 2011 (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011
Interest income:
Loans, including fees	$16,793	16,117	$49,586	48,373
Securities	1,637	1,917	5,359	5,997
Federal funds sold	47	103	113	300
Other	4	5	11	18
Total interest income	18,481	18,142	55,069	54,688
Interest expense:
Deposits	1,397	2,126	4,356	7,217
Borrowings	21	-	73	-
Junior subordinated debentures	706	706	2,104	2,193
Total interest expense	2,124	2,832	6,533	9,410
Net interest income	16,357	15,310	48,536	45,278
Provision for loan losses	1,500	1,500	3,800	2,390
Net interest income after provision for loan losses	14,857	13,810	44,736	42,888

Other income:
Service charges on deposit accounts	2,950	2,808	8,627	8,115
Trust and investment services income	3,218	3,185	9,609	9,401
Brokerage and investment subadivisory services income	790	25	2,024	70
Net gain on sale of mortgage loans	1,143	567	2,712	1,377
Loan servicing income, net	210	235	640	701
Loan-related fees	95	110	338	275
Gain (loss) on securities transactions, net	2	(34)	(89)	(131)
Other operating income	502	442	1,989	1,641
Total other income	8,910	7,338	25,850	21,449

Operating expenses:
Salaries and employee benefits	9,032	7,958	29,204	23,783
Occupancy, net	1,909	1,731	6,013	5,447
Technology and data processing	1,296	1,082	3,848	3,233
Professional and other services	829	815	2,710	2,618
Marketing and public relations	905	657	2,259	1,965
Office supplies, printing and postage	440	364	1,286	1,140
Intangible amortization	490	221	1,194	665
Other real estate operations	213	276	668	682
FDIC insurance	285	278	852	1,128
Other operating expenses	1,293	579	3,993	3,456
Total operating expenses	16,692	13,961	52,027	44,117

Income before income taxes	7,075	7,187	18,559	20,220
Income taxes	2,138	2,162	5,603	5,812
Net income attributable to noncontrolling interests and
Canandaigua National Corporation	4,937	5,025	12,956	14,408
Less: Net income (loss) attributable to noncontrolling interests	(51)	-	(117)	-
Net income attributable to Canandaigua National Corporation	$4,988	5,025	$13,073	14,408

Basic earnings per share	$2.64	2.66	$6.93	7.63

Diluted earnings per share	$2.58	2.61	$6.77	7.49

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

[WITH RESPECTIVE TAX INFORMATION PRESENTED PARENTHETICALLY]
For the three- and nine-month periods ended September 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,

	2012	2011
Net income	$4,937	5,025
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of tax of ($260) and ($1,038)	(294)	(2,207)
Change in unrealized gain on
securities available for sale,
net of taxes of ($27) and $92	(43)	191
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of ($11) and $54	(34)	112
Other comprehensive income	$(371)	(1,904)
Total comprehensive income	4,566	3,121

Comprehensive income attributable
to the noncontrolling interest	$(51)	-
Comprehensive income attributable to the Company	$4,515	3,121

	Nine Months Ended
	September 30,

	2012	2011
Net income	$12,956	14,408
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($889) and ($925)	(1,190)	(2,029)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($210) and $245	(225)	488
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of ($10) and $66	(32)	138
Other comprehensive income	$(1,447)	(1,403)
Total comprehensive income	11,509	13,005

Comprehensive income attributable
to the noncontrolling interest	$(117)	-
Comprehensive income attributable to the Company	$11,626	13,005

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine-month periods ended September 30, 2012 and 2011 (Unaudited)
(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other	Non-
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive	controlling
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2011	1,887,254	$9,732	8,834	120,675	(4,912)	(1,455)	2,906	135,780
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($889)		-	-	-	-	(1,190)	-	(1,190)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($210)		-	-	-	-	(225)	-	(225)
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of ($10)		-	-	-	-	(32)	-	(32)
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	13,073	-	-	(117)	12,956
Total comprehensive income		-	-	13,073	-	(1,447)	(117)	11,509
Purchase of treasury stock	(1,658)	-	-	-	(255)	-	-	(255)
Shares issued as compensation	243	-	17	-	20	-	-	37
Exercise of stock options ($36 tax benefit)	1,212	-	36	(13)	103	-	-	126
Cash dividend - $ 3.11 per share		-	-	(5,869)	-	-	-	(5,869)
Change in non-controlling interest		-	-	-	-	-	(542)	(542)
Balance at September 30, 2012	1,887,051	$9,732	8,887	127,866	(5,044)	(2,902)	2,247	140,786

Balance at December 31, 2010	1,888,748	$9,732	8,823	109,768	(4,728)	199	-	123,794
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($925)		-	-	-	-	(2,029)	-	(2,029)
Change in unrealized gain on
on securities available for sale,
net of taxes of $245		-	-	-	-	488	-	488
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of $66		-	-	-	-	138	-	138
Net income attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	14,408	-	-	-	14,408
Total comprehensive income		-	-	14,408	-	(1,403)	-	13,005
Purchase of treasury stock	(1,048)	-	-	-	(107)	-	-	(107)
Shares issued as compensation	299	-	6	-	25	-	-	31
Cash dividend - $ 2.87 per share		-	-	(5,405)	-	-	-	(5,405)
Balance at September 30, 2011	1,887,999	$9,732	8,829	118,771	(4,810)	(1,204)	-	131,318

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2012 and 2011 (Unaudited)
(dollars in thousands)

	2012	2011
Cash flow from operating activities:
Net income attributable to Canandaigua National Corporation	$13,073	14,408
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	5,443	4,117
Provision for loan losses	3,800	2,390
Gain on sale of premises and equipment and other real estate, net	(129)	(27)
Writedown of other real estate	129	-
Deferred income tax benefit	(1,781)	(270)
Income from equity-method investments, net	(353)	(388)
Loss on calls of securities and write-down, net	89	131
Gain on sale of mortgage loans, net	(2,712)	(1,377)
Originations of loans held for sale	(193,665)	(105,524)
Proceeds from sale of loans held for sale	190,955	114,120
Increase in other assets	(1,420)	(593)
Increase in all other liabilities	2,450	802
Net cash provided by operating activities	15,879	27,789

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	84,359	61,697
Purchases	(71,922)	(59,540)
Securities held to maturity:
Proceeds from maturities and calls	30,315	38,801
Purchases	(42,144)	(41,497)
Loan originations in excess of principal collections, net	(143,739)	(27,684)
Purchase of premises and equipment, net	(1,471)	(2,830)
Calls of FHLB stock, net of purchases of FHLB and FRB stock	(86)	(196)
Other investments - net	67	(5)
Proceeds from sale of other real estate	2,748	923
Net cash (used) provided by investing activities	(141,873)	(30,331)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	146,671	110,134
Net decrease in time deposits	(17,602)	(67,630)
Principal repayments of term borrowings	(2,600)	(330)
Proceeds from sale of treasury stock	37	31
Payments to acquire treasury stock	(255)	(107)
Proceeds from issuance of treasury stock under stock option plan	90	-
Tax benefit from stock option exercise	36	-
Change in noncontrolling interest, net	(117)	-
Dividends paid	(5,869)	(5,405)
Net cash provided by financing activities	120,391	36,693

Net (decrease) increase in cash and cash equivalents	(5,603)	34,151
Cash and cash equivalents - beginning of period	126,740	138,229
Cash and cash equivalents - end of period	$121,137	172,380

Supplemental disclosure of cash flow information:
Interest paid	$6,537	9,867
Income taxes paid	5,995	5,135

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$1,940	636

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the 2011 Annual Report (defined below) of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2012 are summarized as follows:

	September 30, 2012
		Gross Unrealized
	Amortized			Fair
	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored enterprise obligations	55,341	243	(65)	55,519
State and municipal obligations	40,418	1,423	(12)	41,829
Corporate obligations (1)	1,095	2	(233)	864
Equity securities	2,293	236	-	2,529

Total Securities Available for Sale	$99,647	1,904	(310)	101,241

	(1)Amortized cost includes cumulative $360,000 write-down prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$6	-	-	6
State and municipal obligations	177,022	4,759	(66)	181,715
Corporate obligations	808	402	-	1,210

Total Securities Held to Maturity	$177,836	5,161	(66)	182,931

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(2) Securities (continued)

The amortized cost and fair value of debt securities by years to maturity as of September 30, 2012, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$15,897	16,085	33,305	33,820
1 to 5	30,120	31,362	131,445	135,324
5 to 10	48,470	48,492	12,278	12,577
10 and over	2,867	2,773	808	1,210

Total	$97,354	98,712	177,836	182,931

(1)Amortized cost includes a cumulative $360,000 write-down prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at September 30, 2012, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$17,379	58	1,618	7	18,997	65
State and municipal obligations	432	2	994	10	1,426	12
Corporate obligations	-	-	824	233	824	233

Total temporarily impaired securities	$17,811	60	3,436	250	21,247	310

Securities Held to Maturity:
State and municipal obligations	$3,441	24	5,664	42	9,105	66

Total temporarily impaired securities	$3,441	24	5,664	42	9,105	66

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company does not intend to sell the securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012, except as discussed below.

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

The major classifications of loans at September 30, 2012 and December 31, 2011, follow (in thousands), along with a description of their underwriting and risk characteristics:

	2012	2011

Commercial and industrial	$205,076	198,744
Mortgages:
Commercial	519,227	467,413
Residential - first lien	283,626	256,173
Residential - second lien	105,490	101,877
Consumer:
Automobile - indirect	284,996	227,541
Other	17,071	25,583
Loans held for sale	12,978	7,556

Total loans	1,428,464	1,284,887
Plus - Net deferred loan costs	9,523	7,634
Less - Allowance for loan losses	(18,140)	(16,095)

Loans - net	$1,419,847	1,276,426

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

Residential Second-Lien Mortgages: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second (junior) lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of the changes in the allowance for loan losses follows (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio:

	For the Three-Month Periods		For the Nine-Month Periods
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Balance at the beginning of period	$17,273	15,837	16,095	15,635
Loans charged off	(861)	(891)	(2,526)	(2,177)
Recoveries of loans charged off	228	241	771	839
Provision charged to operations	1,500	1,500	3,800	2,390

Balance at end of period	$18,140	16,687	18,140	16,687

The following tables, for each of the three-month periods presented, provide an analysis of the allowance for loan losses by loan type (in thousands):

Three Months Ended September 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$4,283	1,680	2,119	482	6,517	954	-	1,238	17,273
Charge-offs	(29)	(85)	(236)	(10)	(385)	(116)	-	-	(861)
Recoveries	29	-	2	2	109	86	-	-	228
Provision	852	137	475	22	419	28	-	(433)	1,500
Ending Balance	$5,135	1,732	2,360	496	6,660	952	-	805	18,140

Three Months Ended September 30, 2011			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$4,772	1,338	1,632	570	4,601	751	-	2,173	15,837
Charge-offs	(216)	(131)	(154)	-	(276)	(114)	-	-	(891)
Recoveries	29	-	6	7	143	56	-	-	241
Provision	978	74	329	1	(100)	192	-	26	1,500
Ending Balance	$5,563	1,281	1,813	578	4,368	885	-	2,199	16,687

Compared to the quarter ending June 30, 2012, the balance in the allowance as a percentage of loans increased three basis points.  The largest factors influencing the higher quarter over quarter allowance to total loans rate were continued portfolio growth and the increased level of loan impairment as of September 30, 2012 of $2.4 million as compared to $1.1 million last quarter.  The increase in the impairment level is attributed primarily the one large defaulted Commercial mortgage relationship.  Positively offsetting some of the higher reserve requirement resulting from loan growth and the increased level of loan impairment was a reduction in the ratio of internally classified loans to total loans at September 30, 2012.  The ratio of non-performing loans to total loans also improved during the quarter.  The past due rate improved compared to the prior quarter and the annualized net loss rate of 17 basis points was unchanged from the annualized net loss rate at June 30, 2012.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables, for each of the nine-month periods presented, provide an analysis of the allowance for loan losses by loan type, including a summary, as of the period end, of the loan types individually and collectively evaluated for impairment (in thousands):

Nine Months Ended September 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,393	994	1,786	521	4,839	916	-	646	16,095
Charge-offs	(460)	(363)	(465)	(13)	(833)	(392)	-	-	(2,526)
Recoveries	106	3	12	14	419	217	-	-	771
Provision	(904)	1,098	1,027	(26)	2,235	211	-	159	3,800
Ending Balance	$5,135	1,732	2,360	496	6,660	952	-	805	18,140

of which:
Amount for loans individually
evaluated for impairment	$1,051	1,367	-	-	-	-	-	-	2,418
Amount for loans collectively
evaluated for impairment	$4,084	365	2,360	496	6,660	952	-	805	15,722
Balance of loans individually
evaluated for impairment	$3,521	10,510	-	80	-	-	-	-	14,111
Balance of loans collectively
evaluated for impairment	$201,555	508,717	283,626	105,410	284,996	17,071	12,978	9,523	1,423,876

Nine Months Ended September 30, 2011			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for
	and industrial	mortgage	position	position	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,364	1,371	1,304	563	4,196	1,155	-	682	15,635
Charge-offs	(567)	(174)	(170)	-	(884)	(382)	-	-	(2,177)
Recoveries	140	-	25	9	458	207	-	-	839
Provision	(374)	84	654	6	598	(95)	-	1,517	2,390
Ending Balance	$5,563	1,281	1,813	578	4,368	885	-	2,199	16,687

of which:
Amount for loans individually
evaluated for impairment	$2,621	283	-	-	-	-	-	-	2,904
Amount for loans collectively
evaluated for impairment	$2,942	998	1,813	578	4,368	885	-	2,199	13,783
Balance of loans individually
evaluated for impairment	$3,632	1,306	-	-	-	-	-	-	4,938
Balance of loans collectively
evaluated for impairment	$198,609	446,978	247,814	97,812	187,681	27,013	6,894	5,608	1,218,409

The balance in the allowance for loan losses increased slightly to 1.27% of the loan portfolio at September 30, 2012 compared to 1.25% at December 31, 2011 but declined from 1.37% of the loan portfolio at September 30, 2011. The year over year decrease was principally due to the lower level of loan impairment ($2.4 million compared to $2.9 million a year ago) combined with the improvement in key asset quality metrics.  The classified loan, past due and non-performing loan ratios all improved markedly from a year ago and these more positive trends offset higher reserve requirements due to the substantial portfolio growth.  The non performing loan ratio of 1.35% trended down from 1.84% a year ago, and the past due ratio of 1.90% declined from 2.38% at September 30, 2011.  As of September 30, 2012, approximately 12 basis points of the allowance was associated with economic conditions compared to 13 basis points as of September 30, 2011 with the improvement attributed to more positive economic/market condition trends.  The annualized net loss rate as of September 30, 2012 of 17 basis points was up slightly from the rate a year ago of 15 basis points.

Compared to the year ending December 31, 2011, the balance in the allowance as a percentage of loans increased two basis points. Influencing the slightly higher allowance to total loans rate was substantial portfolio growth coupled with an increased level of loan impairment reported in the current quarter. The increase in the impairment level from $1.1 million at December 31, 2011 to $2.4 million at September 30, 2102 is attributed primarily to one large defaulted Commercial mortgage relationship.  The Company received updated appraisals on the collateral securing this relationship during the quarter which identified loss potential. This also resulted in a higher provision for loan losses in the commercial mortgage category, offset by improved risk metrics in the commercial and industrial portfolio, leading to provision reversal. Positively offsetting some of the higher reserve requirement resulting from portfolio growth and increased loan impairment was a reduction in the ratio of classified loans to total loans and non-performing loans to total loans.  The past due rate also improved and the annualized net loss rate of 17 basis points at September 30, 2012 was lower than the rate of 28 basis points reported for the year ending December 31, 2011.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loans. These quality indicators, as more fully described in the 2011 Annual Report, range from one through eight in increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans rated 1 through 4 are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 5 through 8. Residential Mortgage Loans are generally rated 9, unless they are used to partially collateralize commercial loans, in which case they carry the rating of the respective commercial loan relationship; or if management wishes to recognize a well defined weakness or loss potential to more accurately reflect credit risk. Unrated loans are allocated a percentage of the allowance for loan losses on a pooled basis.

The following tables present the loan portfolio as of September 30, 2012 and December 31, 2011 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to re-evaluate.

Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table).

Credit Quality Indicator Analysis as of September 30, 2012

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$13,115	-	-	-	-	138	-	-	13,253
2-Good	10,708	28,273	1,497	3,153	-	1,025	-	-	44,656
3-Satisfactory	72,894	229,977	1,221	265	-	-	-	-	304,357
4-Watch	41,788	198,747	5,997	400	-	-	-	-	246,932
5-Special Mention	11,053	17,216	-	517	-	-	-	-	28,786
6-Substandard	21,830	21,931	4,378	386	-	-	-	-	48,525
7-Doubtful	-	-	-	7	-	-	-	-	7
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$171,388	496,144	13,093	4,728	-	1,163	-	-	686,516
9 and not rated	33,688	23,083	270,533	100,762	284,996	15,908	12,978	9,523	751,471
Total	$205,076	519,227	283,626	105,490	284,996	17,071	12,978	9,523	1,437,987

Credit Quality Indicator Analysis as of December 31, 2011

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	second	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	position	position	indirect	other	sale	Costs	Total
1-Superior	$9,814	105	-	-	-	913	-	-	10,832
2-Good	8,826	26,195	1,718	2,560	-	-	-	-	39,299
3-Satisfactory	68,246	177,882	1,409	576	-	-	-	-	248,113
4-Watch	43,928	210,901	6,045	269	-	-	-	-	261,143
5-Special Mention	7,864	4,645	1,127	-	-	-	-	-	13,636
6-Substandard	29,440	30,018	4,496	453	-	100	-	-	64,507
7-Doubtful	-	-	-	7	-	-	-	-	7
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$168,118	449,746	14,795	3,865	-	1,013	-	-	637,537
9 and not rated	30,626	17,667	241,378	98,012	227,541	24,570	7,556	7,634	654,984
Total	$198,744	467,413	256,173	101,877	227,541	25,583	7,556	7,634	1,292,521

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding nonaccruing loans and other nonperforming assets as of September 30, 2012, December 31, 2011, and September 30, 2011 follows (in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011

Accruing loans 90 days or more delinquent	$417	969	1,368
Nonaccruing loans	18,817	17,307	21,068

Total nonperforming loans	19,234	18,276	22,436
Other real estate owned	3,679	4,632	4,005
(less write-down of other real estate owned)	(181)	(397)	(551)

Total nonperforming assets	$22,732	22,511	25,890

The following tables present, as of September 30, 2012 and December 31, 2011, additional details about the loan portfolio in the form of an aging analysis of the loan portfolio. Amounts exclude deferred fees and costs (in thousands).

During 2012, we experienced an increase in past-due commercial and residential mortgages, particularly in non-accrual loans.  Based upon available appraisals, we believe loans underlying the relationship are secured by collateral with values exceeding our carrying value.  In accordance with our internal policy, we are in the process of re-appraising the collateral.

Aging Analysis as of September 30, 2012

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans

Commercial and industrial	$384	97	3,521	4,002	201,074	205,076	-	3,521
Commercial mortgages	1,075	-	10,537	11,612	507,615	519,227	-	10,537
Residential - first lien	1,370	1,200	4,499	7,069	276,557	283,626	133	4,366
Residential - junior lien	326	213	393	932	104,558	105,490	-	393
Consumer:
Automobile - Indirect	2,405	757	208	3,370	281,626	284,996	208	-
Other	77	50	76	203	16,868	17,071	76	-
Loans held-for-sale	-	-	-	-	12,978	12,978	-	-
	$5,637	2,317	19,234	27,188	1,401,276	1,428,464	417	18,817

Aging Analysis as of December 31, 2011

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$395	432	3,992	4,819	193,925	198,744	75	3,917
Commercial mortgages	2,184	-	9,078	11,262	456,151	467,413	-	9,078
Residential - first lien	633	55	4,453	5,141	251,032	256,173	652	3,801
Residential - junior lien	444	91	419	954	100,923	101,877	8	411
Consumer:
Automobile - indirect	1,766	653	165	2,584	224,957	227,541	165	-
Other	257	88	169	514	25,069	25,583	69	100
Loans held-for-sale	-	-	-	-	7,556	7,556	-	-
Total	$5,679	1,319	18,276	25,274	1,259,613	1,284,887	969	17,307

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the nine-month	the year	the nine-month
	period ended	ended	period ended
	September 30,	December 31,	September 30,
	2012	2011	2011

Recorded investment at period end	$18,817	17,307	21,068
Impaired loans with specific related allowance at period end	$5,398	2,453	4,938
Amount of specific related allowance at period end	$2,418	1,138	2,904
Average investment during the period	$18,898	20,394	21,481
Interest income recognized on a cash basis during the period	$216	127	not meaningful

The details of impaired loans as of September 30, 2012 and December 31, 2011 follow (in thousands):

September 30, 2012

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
	Investment	balance	Allowance	Investment	Recognized
With no specific allowance
Commercial and industrial	$1,480	2,027	-	1,841	2
Commercial mortgage	7,153	8,730	-	8,398	135
Residential mortgage - first position	4,366	4,625	-	4,401	77
Residential mortgage - second position	420	434	-	331	-
Consumer - other	-	-	-	25	2
Subtotal	13,419	15,816	-	14,996	216
With specific allowance
Commercial and industrial	2,041	2,192	1,051	1,894	-
Commercial mortgage	3,357	3,435	1,367	2,008	-
Subtotal	5,398	5,627	2,418	3,902	-
Total	$18,817	21,443	2,418	18,898	216
Summary by portfolio:
Commercial	$14,031	16,384	2,418	14,141	137
Residential	4,786	5,059	-	4,732	77
Consumer and other	-	-	-	25	2
Total	$18,817	21,443	2,418	18,898	216

December 31, 2011

		Unpaid	Specific	Average	Interest
	Recorded	principal	Related	Recorded	income
With no specific allowance	Investment	balance	Allowance	Investment	Recognized
Commercial and industrial	$2,541	3,048	-	1,401	-
Commercial mortgage	8,001	9,440	-	6,578	114
Residential mortgage - first position	3,801	3,968	-	3,366	13
Residential mortgage - second position	411	439	-	390	-
Consumer - other	100	102	-	76	-
Subtotal	14,854	16,997	-	11,811	127
With specific allowance
Commercial and industrial	1,376	1,454	895	3,079	-
Commercial mortgage	1,077	1,153	243	3,988	-
Residential mortgage - first position	-	-	-	1,265	-
Residential mortgage - second position	-	-	-	201	-
Consumer - other	-	-	-	50	-
Subtotal	2,453	2,607	1,138	8,583	-
Total	$17,307	19,604	1,138	20,394	127
Summary by portfolio:
Commercial	$12,995	15,095	1,138	15,046	114
Residential	4,212	4,407	-	5,222	13
Consumer and other	100	102	-	126	-
Total	$17,307	19,604	1,138	20,394	127

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings

In the process of resolving nonperforming loans, we may choose to restructure the contractual terms of certain loans and attempt to work out alternative payment schedules with the borrower in order to avoid foreclosure of collateral. Any loans that are modified are evaluated to determine if they are "troubled debt restructurings” (TDR) and if so determined, are evaluated for impairment.  A TDR is defined as a loan restructure where for legal or economic reasons related to a borrower’s financial difficulties, the creditor grants one or more concessions to the borrower that it would not otherwise consider. Terms of loan agreements may be modified to fit the ability of the borrower to repay in respect of its current financial status. Restructuring of loans may include the transfer of assets from the borrower to satisfy debt, a modification of loan terms, or a combination of the two. If a satisfactory restructure and payment arrangement cannot be reached, the loan may be referred to legal counsel for foreclosure.

As of September 30, 2012, there was one commercial relationship totaling $4.4 million that was considered a TDR due to the nature of the concessions granted to the borrower. We have established no impairment reserve for the relationship in light of the value of underlying collateral and management’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For this relationship, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer was in compliance with the terms of the forbearance agreement which expired in March 2011. At that time, we renewed the forbearance agreement for an additional 24 months with higher monthly payments than under the previous agreement.  The borrower has paid as agreed.

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

Gross servicing fees earned by the Company for the nine-month periods ended September 30, 2012 and 2011, respectively, amounted to $1,075,000 and $1,058,000.  Gross servicing fees for the three-month periods ended September 30, 2012 and 2011, respectively, amounted to $363,000 and $354,000. These fees are included in net mortgage servicing income on the statements of income.

The following table presents the changes in loan servicing assets for the nine-month periods ended September 30, 2012 and 2011, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2012		2011
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$2,489	$3,244	$2,222	$3,418
Originations	927		447
Amortization	(436)		(367)
Balance at September 30,	$2,980	$3,564	$2,302	$3,522

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

(7)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2012 and 2011 follow (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic Earnings Per Share:
Net income applicable to common shareholders	$4,988	5,025	$13,073	14,408
Weighted average common shares outstanding	1,886,868	1,887,901	1,887,052	1,888,337
Basic earnings per share	$2.64	2.66	$6.93	7.63

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,988	5,025	$13,073	14,408
Weighted average common shares outstanding	1,886,868	1,887,901	1,887,052	1,888,337
Effect of assumed exercise of stock options	44,950	35,937	43,451	35,106
Total	1,931,818	1,923,838	1,930,503	1,923,443
Diluted earnings per share	$2.58	2.61	$6.77	7.49

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(8)   Segment Information

The Company is organized into four reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), Genesee Valley Trust Company (GVT), and WBI OBS Financial, LLC and its subsidiaries (OBS). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and nine-month periods ended September 30, 2012 and 2011 follows (dollars in thousands). The Company acquired a majority interest in OBS in November 2011; therefore, OBS segment information is only presented for the three- and nine-month periods ended September 30, 2012

Three Months Ended September 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,430	2	2	(73)	(4)	16,357
Non-interest income	5,587	2,059	906	892	(534)	8,910

Total revenues	22,017	2,061	908	819	(538)	25,267

Provision for loan losses	1,500	-	-	-	-	1,500
Intangible amortization	46	-	157	287	-	490
Other operating expenses	14,050	705	760	678	9	16,202

Total expenses	15,596	705	917	965	9	18,192

Income (loss) before tax	6,421	1,356	(9)	(146)	(547)	7,075
Income tax	2,138	538	(3)	-	(535)	2,138
Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	4,283	818	(6)	(146)	(12)	4,937
Less: Net loss attributable to noncontrolling interests	-	-	-	(51)	-	(51)
Net income (loss) attributable to
Canandaigua National Corporation	$4,283	818	(6)	(95)	(12)	4,988

Total identifiable assets	$1,873,621	11,715	16,378	10,607	(14,938)	1,897,383

Three Months Ended September 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$15,310	1	3	(4)	15,310
Non-interest income	6,271	980	958	(871)	7,338

Total revenues	21,581	981	961	(875)	22,648

Provision for loan losses	1,500	-	-	-	1,500
Intangible amortization	50	-	171	-	221
Other operating expenses	12,615	561	756	(192)	13,740

Total expenses	14,165	561	927	(192)	15,461

Income before tax	7,416	420	34	(683)	7,187
Income tax	2,162	156	72	(228)	2,162

Net income	$5,254	264	(38)	(455)	5,025

Total identifiable assets	$1,700,334	7,680	16,569	(9,625)	1,714,958

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$48,609	5	7	(73)	(12)	48,536
Non-interest income	17,274	5,109	2,718	2,210	(1,461)	25,850

Total revenues	65,883	5,114	2,725	2,137	(1,473)	74,386

Provision for loan losses	3,800	-	-	-	-	3,800
Intangible amortization	137	-	472	585	-	1,194
Other operating expenses	45,037	2,063	2,288	1,886	(441)	50,833

Total expenses	48,974	2,063	2,760	2,471	(441)	55,827

Income (loss) before tax	16,909	3,051	(35)	(334)	(1,032)	18,559
Income tax	5,603	1,209	(13)	-	(1,196)	5,603

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	11,306	1,842	(22)	(334)	164	12,956

Less: Net loss attributable to noncontrolling interests	-	-	-	(117)	-	(117)

Net income (loss) attributable to
Canandaigua National Corporation	$11,306	1,842	(22)	(217)	164	13,073

Total identifiable assets	$1,873,621	11,715	16,378	10,607	(14,938)	1,897,383

Nine Months Ended September 30,	2011

	Bank	CNBM	GVT	Intersegment	Total
Net interest income	$45,278	6	9	(15)	45,278
Non-interest income	17,978	2,500	3,008	(2,037)	21,449

Total revenues	63,256	2,506	3,017	(2,052)	66,727

Provision for loan losses	2,390	-	-	-	2,390
Intangible amortization	150	-	515	-	665
Other operating expenses	39,971	1,762	2,305	(586)	43,452

Total expenses	42,511	1,762	2,820	(586)	46,507

Income before tax	20,745	744	197	(1,466)	20,220
Income tax	5,812	289	99	(388)	5,812

Net income	$14,933	455	98	(1,078)	14,408

Total identifiable assets	$1,700,334	7,680	16,569	(9,625)	1,714,958

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated fair values and the valuation hierarchy of the Company's financial instruments are as follows (in thousands):

		September 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
Financial Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and equivalents	1	$121,137	121,137	126,740	126,740
Securities, available-for-sale	1, 2, 3	$101,241	101,241	114,258	114,258
Securities, held-to-maturity	2	$177,836	182,931	167,225	172,517
FHLB stock and Federal Reserve Bank stock	3	$2,738	2,738	2,656	2,656
Loans-net	3	$1,419,847	1,465,160	1,276,426	1,308,531
Loan servicing assets	3	$2,980	3,564	2,489	3,244

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	3	$1,295,077	1,295,077	1,148,406	1,148,406
Time deposits	3	$380,602	371,489	398,204	393,583
Borrowings	2	$4,309	4,327	-	-
Junior subordinated debentures	2	$51,547	51,727	51,547	52,185

Other financial instruments:
Interest rate swap agreements	2	$(6,494)	(6,494)	(4,415)	(4,415)
Letters of credit	2	$(173)	(173)	(233)	(233)

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

There is no market for stock issued by the Federal Home Loan Bank or the Federal Reserve Bank. Member banks are required to hold this stock.  Shares can only be sold to the issuer at par. Fair value is estimated to equal book value.

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets, and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds.  The key economic assumptions used to determine the fair value of mortgage servicing rights at September 30, 2012 and 2011, and the sensitivity of such values to changes in those assumptions are summarized in the 2011 Annual Report and are substantially unchanged.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(11) Fair Values Measurements

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at September 30, 2012, by caption on the Condensed Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored
enterprise obligations	-	55,519	-	55,519
State and municipal obligation	-	41,829	-	41,829
All other	-	3,269	124	3,393
Total assets	$500	100,617	124	101,241

Liabilities
Interest rate swap agreement	$-	6,494	-	6,494
Letters of credit	-	173	-	173
Total liabilities	$-	6,667	-	6,667

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	12,978	-	12,978
Collateral dependent impaired loans	-	-	5,398	5,398
Other real estate owned	-	-	3,498	3,498
Loan servicing assets	-	-	2,980	2,980
Total assets	$-	12,978	11,876	24,854

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended September 30, 2012 (in thousands).  During the first quarter of 2012 certain securities were transferred to Level 2 classification.  These securities show an active trading market, which resulted in fair values with significant observable elements.

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Securities available for sale, beginning of period	$120	$799
Securities transferred to Level 2 during period	-	(704)
Unrealized gain included in other comprehensive income	4	29
Securities available for sale, end of period	$124	$124

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

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended September 30, 2011 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30,2011
Securities available for sale, beginning of period	$999	$958
Unrealized loss included in other comprehensive income	(95)	(54)
Securities available for sale, end of period	$904	$904

(12) Accounting Pronouncements Implemented in the Current Year

We implemented the following Accounting Standards Updates (ASU) as of January 1, 2012 with no material impact to our financial condition or results of operations. However, some footnote disclosures were revised:

ASU 2011-03. Reconsideration of Effective Control for Repurchase Agreements, issued April 2011. The main objective in developing this Update was to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update removed from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control were not changed by the amendments in this Update. Since the Company does not currently engage in these types of transactions, the Update had no material impact on the Company’s financial condition or results of operations upon implementation.

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

In addition to the Updates enumerated above, the Financial Accounting Standards Board issues, from time to time, updates containing technical amendments.  These updates are generally effective immediately upon their issuance, but have no practical impact on our financial condition or results of operations.  Because these are technical in nature, and have no material impact, a summary is not included herein.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(13) Acquisition

As more fully discussed in the 2011 Annual Report, in November 2011, the Company acquired a majority interest in WBI OBS Financial, LLC (WBI), a company formed to concurrently acquire OBS Holdings, Inc. (OBS).  During the quarter ended September 30, 2012, the Company completed its comprehensive analysis of the fair value of assets acquired and liabilities assumed.  The December 31, 2011 condensed, consolidated balance sheet has been adjusted to reflect the results of this analysis.

The acquisition resulted in the recording of certain intangible assets (customer list: $3.0 million and technology: $0.9 million), related deferred tax liabilities of $1.6 million, and goodwill of $6.3 million. In addition, a non-interest bearing note payable totaling $7.0 million was recorded along with a discount on the note of $0.2 million. The fair value of the non-controlling interest was estimated at $2.7 million. The customer list intangible is being amortized on an accelerated basis over twelve years and technology over five years.  The note discount is being amortized over three years to interest expense.

The allocation of the purchase price was based on the fair value of assets acquired and liabilities assumed as of the acquisition date. In the third quarter of 2012, the Company recorded increases to the estimated fair value of amortizable intangible assets and related deferred income taxes based upon information obtained subsequent to our acquisition.  In addition to changes in those assets and liabilities, the revisions resulted in a reduction in goodwill approximating $0.7 million.

The following table presents a summary of the final fair value of assets acquired and liabilities assumed (in thousands):

Consideration paid:
Cash to be paid to WBI	$5,000
Fair value of non-contolling interest	2,700
Total consideration	$7,700

Estimated recognized amounts of identifiable assets acquired:
Cash and equivalents	$525
Premises and equipment	61
Other assets	5,617
Customer list intangible	3,000
Technology	900
Due to seller, net of discount	(6,836)
Accrued expenses	(338)
Deferred tax liability	(1,560)
Total identifiable net assets	1,369

Goodwill:	$6,331

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

Critical Accounting Estimates

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given limited market for a small number of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2011 Annual Report.

Financial Overview

Total assets at September 30, 2012 were $1,897.4 million compared to $1,761.3 million at December 31, 2011 and $1,848.4 million at June 30, 2012.  With this growth came higher revenues, higher operating expenses, and higher amortization expense associated with acquisitions, the net of which negatively impacted net income.  Diluted earnings per common share for the third quarter of 2012 was down 1.1% to $2.58 from $2.61 in the same quarter of 2011. Net income in each of these periods was $5.0 million.  For the year to date, diluted earnings per common share for the first nine months of 2012 declined 9.6% to $6.77 from $7.49 in the same period of 2011. Net income in these periods was $13.1 million and $14.4 million, respectively.

Although earnings for the first nine months of 2012, as compared with the first nine months of 2011, were down, they reflected a strong 11.5% increase in total revenues (net interest income and other income) driven by business growth, offset by a higher provision for loan losses, and higher operating expenses.  Despite a general decline in asset yields, net interest income grew due to higher volumes of earning assets and a decline in interest costs. The higher provision for loan losses was driven by increased net new loans. Reflecting continued organic growth and the impact of the OBS acquisition, total operating expenses increased in many major categories. As anticipated, FDIC premiums were down due to changes in assessment rates.

We remain encouraged by the substantial increase in average interest earnings assets, particularly since it occurred in the higher-yielding loan portfolio.  We experienced a planned decrease in average federal funds sold balances, which were used to fund the loan growth.  Average interest bearing liabilities grew slower than assets, and importantly, their cost fell significantly.  Off-balance sheet, both the book value and fair value of Assets under Administration grew since the beginning of the year, reflecting new customer accounts and an overall improvement in stock market performance.

Financial Condition (three months ended September 30, 2012)

At September 30, 2012, total assets were $1,897.4 million, up $49.0 million or 2.7% from $1,848.4 million at June 30, 2012.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $121.1 million at September 30, 2012, and increased $8.6 million this quarter.  This increase was seasonal, and associated with higher municipal deposit balances due to school tax collections.

The securities portfolio grew to $279.1 million, a $10.9 million increase from June 30, 2012, reversing last quarter’s decline. During the first half of 2012 and most of 2011 we experienced a relatively high level of security calls (i.e., issuers repaid debt obligations before their stated maturities).   Market interest rates have declined through most of this year.  This decline made it beneficial for issuers to call outstanding higher cost obligations and replace them with lower cost obligations. With this lower rate environment we found fewer investments with attractive terms (rate, maturity, credit quality) in which to invest.  With low rates and little inventory in the market, our purchases did not keep pace with maturities and calls until this quarter. We will continue to pursue the purchase of securities to replace called securities.  However, our ability to do so will be restricted by the low supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (78% of total at September 30, 2012) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at September 30, 2012, that there are none considered to be other than temporarily impaired.

During the weak economic cycle that began in late 2008, a handful of non-New York State municipalities have declared bankruptcy.  Much continues to be written about high debt loads and unrecorded liabilities of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At September 30, 2012, 95% of the portfolio was rated A or better, 2% BBB, and 3% was unrated. In addition, 96% of the obligations were backed by third-party credit support, and 93% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at September 30, 2012.

Loans, exclusive of loans held for sale, grew $29.6 million during the third quarter of 2012. The gross portfolio totaled $1,438.0 million compared to $1,406.3 million at June 30, 2012. This continues five consecutive quarters of net portfolio growth.  During this quarter, as expected, we saw an increase in commercial loans given the strength in our pipeline, and in mortgage loans due to low rates and the spring buying season.  Consistent with our plans laid out in the second quarter of 2012, we saw slower growth in the indirect automobile portfolio, allowing the other loan portfolios to grow.  Looking to the fourth quarter, we expect to see continued intense competition from banks, finance companies, and credit unions.  With respect to our balance sheet, we expect all loan portfolios to show continued increases, but at a much slower rate than in the past few quarters.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at September 30, 2012, were $1,675.7 million and were up $46.1 million from June 30, 2012.  Growth occurred in all lower interest cost categories.  Net growth was seen mostly in commercial deposits while consumer and municipal deposits grew less.  Although the pace has been slowing from recent past quarters, we continued to experience declines in time deposits, both consumer and business, and expect that to trend throughout 2012 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits were redeposited in other deposit types, there was no impact on overall liquidity.  However, the total cost of deposits (interest expense) did fall due to lower reinvestment rates available to depositors. Looking to the coming quarter, total deposits are expected to grow modestly.

Borrowings of $4.3 million reflect future, discounted payments due to the seller of OBS.  As more fully discussed in the 2011 Annual Report, and the notes to this current report, $3.5 million is due November 2013, with the remainder due over time as a proportion of OBS’s gross revenue growth.  We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended September 30, 2012)

Net interest income grew $1.0 million or 6.5% for the quarter compared to the same quarter in 2011, reflecting the impact of higher earning assets offset by lower net interest margin and spread.  Average earning asset balances grew $144 million and were invested in higher-yielding loans, replacing lower yielding Federal Funds Sold. With general interest rates remaining low we have seen both asset yields and liability costs fall year over year as maturing products are replaced at lower interest rates.  Given the length of this very low interest rate environment, we are not likely to find opportunities to significantly lower rates on deposit products, yet falling rates on earning assets will continue to negatively impact interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2011, the overall net growth in interest-earning assets and interest-bearing liabilities had a $3.0 million positive impact on net interest income, and the change in rates had a $2.1 million negative impact. Net interest margin was 3.91% for the third quarter of 2012, down from 4.03% for the same quarter in 2011.  Net interest spread fell nine basis points from 2011. As we discussed in our 2011 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2012 and 2011 follows (dollars in thousands).

	2012			2011
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$79,874	$51	0.26%	$167,164	$108	0.26%
Securities	270,640	2,350	3.47	264,699	2,727	4.12
Loans, net	1,393,959	16,793	4.82	1,168,053	16,117	5.52
Total interest-earning assets	1,744,473	$19,194	4.40%	1,599,916	$18,952	4.74%
Non interest-earning assets	119,242			97,170
Total assets	$1,863,715			$1,697,086

Total deposits	$1,363,742	$1,397	0.41%	$1,288,861	$2,126	0.66%
Total debt	51,594	727	5.64	51,547	706	5.48
Total interest-bearing liabilities	1,415,336	$2,124	0.60%	1,340,408	$2,832	0.85%
Non-interest bearing liabilities	309,568			226,959
Equity	138,811			129,719
Total liabilities and equity	$1,863,715			$1,697,086

Interest rate spread			3.80%			3.89%
Net interest margin		$17,070	3.91%		$16,120	4.03%

The provision for loan losses was $1.5 million for the quarter, the same as during the third quarter last year. The provision for both periods was primarily driven by a higher overall loan portfolio balance, coupled with stable asset quality and lower net charge-offs. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total other income for the quarter ended September 30, 2012 increased 21.4% to $8.9 million from $7.3 million in 2011.  Service charges on deposit accounts increased approximately $0.1 million due to higher revenues from both account activities fees and from electronic banking services.  Account maintenance service charges (included in service charges) were flat year-on-year due to higher customer balances offsetting their periodic fees. Electronic banking services (debit and ATM card revenues) continued to increase with consumers shifting from cash and checks to electronic transactions. We expect these trends to continue through the remainder of the year.

Trust and investment services income grew to $3.2 million for the third quarter of 2012, a 1.0% increase compared to the same quarter in 2011. Total assets under administration (see table) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue into the coming quarter with year-over-year growth rates expected to be in the 5% range. For the remainder of the year we anticipate fair value growth in the low single digits.

The following table presents information about period-end book value and fair value of assets under administration (dollars in thousands).

	Assets Under Administration
	as of
	(in thousands)

	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011

Book value	$1,766,387	1,756,492	1,748,111	1,726,172

Fair value	$2,029,880	1,965,219	1,991,810	1,858,130

Brokerage and investment subadvisory services income primarily reflects revenues from OBS’s operations.  These show an increase year over year following our November 2011 acquisition of the company.  We expect revenues in the fourth quarter of 2012 to be similar to this current quarter’s.

The net gain on sale of mortgages was 101.6% higher in the third quarter of 2012 compared to the same quarter in 2011.  The total volume of closed loans was up 76.5% year over year (See table below).  As seen in the table, the pace of activity is significantly higher in 2012.  This is due to a combination of our competitive success, and the impact of lower market interest rates.  The current quarter is usually the heaviest period for home sales and mortgage closings in our region. Thus, we expect closed loan volume in the fourth quarter of 2012 to be lower than this past quarter’s, but higher than the fourth quarter of 2011.  We also expect the percentage of loans retained in portfolio to be higher in the fourth quarter of 2012 relative to the fourth quarter of 2011.  This will result in a lower gain on sale of loans on a relative basis.

CNB Mortgage Closed Loans by Type
For the three-month periods ended September 30,
(dollars in thousands)

	2012	2011
Purchase money mortgages	$53,313	34,325
Refinance mortgages	39,695	18,385
Total mortgage originations	$93,008	52,710

Percentage of loans retained in portfolio	26.0%	20.0%

Loan servicing fee income was down year over year. Higher gross revenue was offset by higher amortization of servicing rights caused by a higher year-over-year amortizable balance. We expect this historical level of income for the Company to remain as long as rates stay low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for Freddie Mac stood at $509.6 million at September 30, 2012 compared to $488.2 million at June 30, 2012, and $449.2 million at September 30, 2011.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $117.8 million at September 30, 2012 compared to $115.7 million at June 30, 2012, and $113.0 million at September 30, 2011.

Other operating income grew for the quarter compared to the same quarter in 2011, and can fluctuate from time to time depending upon earnings from our nonmarketable investments. In the third quarter of 2012, we recognized slightly higher income from our investments in Cephas Capital than during the third quarter of 2011. We expect to record earnings from this and other investments in the coming quarters, however the extent and timing cannot be determined.

Total operating expenses grew $2.7 million for the quarter ended September 30, 2012 compared to the same three-month period in 2011. Of this, $1.0 million was associated with OBS with $0.7 million in operating expenses, and $0.3 million in intangible amortization.  With the exception of other operating expenses, all major categories of expenses generally increased, and were consistent with the growth in our franchise: including, among other categories, loans, deposits, assets under administration.  The largest component increase was in salaries and employee benefits reflecting the addition of new staff and raises for incumbents. Except for FDIC insurance, we expect all categories to continue to increase for the remainder of the year consistent with our business growth goals and the inclusion of OBS.

The quarterly effective tax rate was 30.2% in 2012 and 30.0% in 2011.  For our Company, the effective tax rate is influenced mostly by the ratio of tax-exempt income to total income. It is likely that this rate will continue to fall in the 29% - 31% range, averaging on the higher side due to lower tax-exempt income caused by declining interest rates on tax-exempt bonds.

Financial Condition and Results of Operations (nine months ended September 30, 2012)

At September 30, 2012, total assets of the Company were up $136.1 million or 7.7% from December 31, 2011. Cash and equivalents (cash, balances and federal funds sold) decreased as a result of strong loan growth in excess of securities and net deposit growth.  Securities fell $2.4 million as calls and maturities more than outpaced purchases of new investments. Loans grew $145.5 million or 11.3%.  Increases were seen in all categories with the largest increase in commercial loans followed by indirect automobile loans.  Total deposits at September 30, 2012, were up $129.1 million or 8.3% with growth in all depositor types.

Compared to the same period in 2011, net interest income was up $3.3 million or 7.2% in the first nine-months of 2012. Net interest margin was positively impacted by a net increase in balances, but this was offset by the negative impact of falling rates on interest-earning assets. Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2012 and 2011 follows:

	2012			2011
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$65,975	$124	0.56%	$164,856	$318	0.58%
Securities	274,350	7,653	8.37	271,449	8,519	9.41
Loans, net	1,346,330	49,586	4.91	1,159,206	48,373	5.56
Total interest-earning assets	1,686,655	$57,363	4.53%	1,595,511	$57,210	4.78%
Non interest –earning assets	116,474			94,942
Total assets	$1,803,129			$1,690,453
Total deposits	$1,339,064	$4,356	0.43%	$1,297,365	$7,217	0.74%
Total debt	51,828	2,177	5.60	51,584	2,193	5.67
Total interest-bearing liabilities	1,390,892	$6,533	0.63%	1,348,949	$9,410	0.93%
Non-interest bearing liabilities	275,514			214,691
Equity	136,723			126,813
Total liabilities and equity	$1,803,129			$1,690,453

Interest rate spread			3.9%			3.85%
Net interest margin		$50,830	4.02%		$47,800	3.99%

The provision for loan losses was $1.4 million higher for the first nine months of 2012 compared to the first nine months of 2011.  The reasons are discussed in the three-month section above.

Other income for the nine months ended September 30, 2012, increased 20.5% to $25.9 million from $21.4 million in 2011. Similar factors impacting the three-month period impacted the nine month period results.  OBS revenues accounted for approximately $2.0 million, or about one-half, of the increase, and income from our investments in Cephas Capital accounted for $0.3 million of the increase.

Mortgage closings grew 85.3% for the nine month period ended September 30, 2012 compared to the same period in 2011 due to our market competitiveness in the purchase money mortgage arena, and general market interest rate declines which spurred refinance activity. Along with the overall increase in volume was the $1.3 million increase in net gain on the sale of mortgage loans. A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the nine-month period ended September 30,
(dollars in thousands)

	2012	2011
Purchase money mortgages	$128,561	81,956
Refinance mortgages	129,812	57,453
Total mortgage originations	$258,373	139,409

Percentage of loans retained in portfolio	25.0%	24.3%

Operating expenses increased 17.9% or $7.9 million for the nine months ended September 30, 2012, over the same period in 2011.  Operating expenses of OBS accounted for $2.5 million of the increase, and approximately $1.3 million of the increase, occurring in the first quarter of 2012, was due to higher accruals for stock appreciation rights due to the higher market price of our common stock.  Other categories increased for same reasons as those discussed in the three-month section above.

The Company's effective tax rate for the year to date in 2012 increased to 30.2% from 28.7% in 2011. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2011 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At September 30, 2012 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold and continued deposit inflows, we foresee no borrowings in the coming quarter; though we might consider raising medium- or long-term borrowings for interest rate risk management purposes.

For the nine months ended September 30, 2012, cash flows from all activities used $5.6 million in net cash and cash equivalents versus providing $34.2 million for the same period in 2011.  In both years the principal source of cash inflows was deposits.

Net cash provided by operating activities was $15.9 million in 2012 versus $27.8 million in 2011.  Both the largest source and use of operating cash during each year were loans held for sale with origination and sales activity, which, for 2012, nearly doubled 2011. Excluding the effect of loans held for sale, operating activities provided $21.3 million and $20.6 million cash for each of the nine-month periods in 2012 and 2011, respectively.

During the first three quarters of 2012, investing activities used $141.9 million in cash and equivalents compared to using $30.3 million during the same period of 2011. Securities activities provided $0.6 million cash in 2012, while in 2011 these activities used $0.5 million.  Loan activities used significant amounts of cash in 2012 ($144 million) while in 2011 loan activities used considerably less ($27.7 million). For the remainder of the year we expect both securities and loan activities to utilize cash.

Cash provided by financing activities was $120.4 million in the first nine months of 2012 versus $36.7 million in the same period of 2011.  The main contributor in both periods was deposit activity.

For the remainder of 2012, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is expected to come from all depositor types.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information disclosed in our 2011 Annual Report.  During the first three quarters of 2012, the Company made a total of $2.6 million in purchase payments related to the OBS acquisition.

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

	September 30, 2012	December 31, 2011
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$144,914	138,072
Commercial real estate and construction	$43,203	37,174
Residential real estate at fixed rates	$8,537	5,269
Home equity lines of credit	$209,127	186,902
Unsecured personal lines of credit	$17,151	16,326
Standby and commercial letters of credit	$11,539	15,563
Commitments to sell real estate loans	$12,978	7,556

Capital Resources

Under the regulatory framework for prompt corrective action, as of September 30, 2012, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2011, and management anticipates no change in this classification for the foreseeable future.

On September 12, 2010, the Basel Committee on Banking Supervision released its proposal for revising capital requirements for internationally active financial institutions. These new standards are called Basel III.  On June 7, 2012, the US banking regulators published their Notice of Proposed Rule Making (NPRM) to implement changes in capital rules. In two different actions, both the Federal Reserve and the Federal Deposit Insurance Corporation have proposed new capital requirements for all banks that essentially accept all recommendations from the Basel III accord. While we had anticipated some changes for community banks, we were surprised that non-international banks like us would be within the scope of much of the proposal. The proposed rule will increase required capital and change risk-weightings for many assets. The proposed rule will apply across all institutions regardless of their systematic risk profile.  While the proposed rule would be effective as of January 1, 2013, full compliance with most aspects would not be required until January 1, 2019.

The key features that generally relate to banks like ours are:

•

New minimum regulatory capital ratio requirements

o

A newly-introduced “common equity” tier 1 ratio of 4.5%,

o

Tier 1 capital ratio of 6% (increased from the current requirement of 4%),

o

Total capital ratio of 8% of risk-weighted assets (unchanged from the current requirement), and

o

Tier 1 leverage ratio of 4%.

•

New capital conservation buffer: To avoid restrictions on capital distributions (e.g. distributing dividends) and discretionary bonus payments to executive officers, a bank will be required to hold an additional buffer of common equity Tier 1 capital in an amount above 2.5% of total risk-weighted assets in addition to the minimum common equity Tier 1, Tier 1, and total risk-based capital ratios.

•

Capital is redefined: What is included in Tier 1 capital will change:

o

Cumulative preferred and trust preferred instruments would be excluded from Tier 1 capital.

o

Regulatory capital deductions would be stricter than those currently required. Examples of the more stringent requirements for common equity Tier 1 capital are:

▪

Unrealized gains and losses on all available-for-sale securities and gains and losses associated with certain cash flow hedges will now flow through to common equity Tier 1 capital. Currently, these gains and losses are neutralized when calculating regulatory capital;

▪

Goodwill and net defined benefit pension plan assets will be deducted;

▪

Deferred tax assets (DTAs) arising from operating losses and tax credit carry forwards will be deducted;

▪

Mortgage servicing assets, deferred tax assets arising from temporary differences that an organization could not realize through net operating loss carry backs, and the common stock of unconsolidated financial institutions each would be individually limited to 10% of common equity Tier 1 capital, and, in the aggregate, to 15% of common equity Tier 1 capital; and

▪

The amount of minority interests permitted in capital would be more limited.

•

Asset risk-weighting changed: The most significant changes to the calculation of risk-weighted assets are:

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

On October 22, 2012, we issued our response to this NPRM expressing our opinion on the proposal in general, its potential impact on the Company, and our summary expressing its possible devastating impact on our local and the nation’s economy should the proposal be approved as drafted.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011

Allowance as a percentage of total period end loans
-	1.27%	1.24%	1.25%	1.25%	1.37

Allowance as a percentage of non-performing loans
-	91.27%	84.59%	84.58%	88.07%	74.38

Net charge-offs to average loans (annualized)
-	0.17%	0.17%	0.12%	0.28%	0.15

Non-performing loans to total period-end loans
-	1.39%	1.46%	1.47%	1.42%	1.84

Non-performing assets to total period-end
loans and other real estate	1.63%	1.69%	1.70%	1.75%	2.12

The provision for loan losses for the nine-month period ended September 30, 2012 was higher than the same period in 2011, due to substantially higher net loan growth offset by improved credit quality compared to 2011. The balance in the allowance for loan losses also increased during the year and was impacted by growth and higher quantitative factors from the eight-quarter loss migration applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowance associated with commercial and industrial loans were reduced due to lower quantitative factors. As discussed more fully in the 2011 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2012 is appropriate at $18.1 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the first nine months of 2012 were $1.8 million, compared to $1.3 million during the same period of 2011.  Net charge-offs to average loans for the first nine months increased in 2012 to 17 basis points compared to 15 basis points in 2011, but remained well below 2011’s full year figure of 28 basis points. In the coming quarter, we anticipate annualized net charge-offs in the 20-25 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $19.2 million at September 30, 2012, up from $18.3 million at December 31, 2011, but down from $22.4 million at September 30, 2011.  The general decline in non-performing loans since a year ago came mainly in commercial-related loans.

Other real-estate owned has fallen $1.0 million since December 31, 2011 to $3.2 million at September 30, 2012, due to property liquidations, and is also down slightly from the third quarter of 2011. Given the current economic climate and overall growth in non-performing loans, we can expect additional foreclosures in the coming periods.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $18.8 million at September 30, 2012 from $21.1 million at September 30, 2011 due to improvements in commercial and industrial loans.  However, since year end 2011, total impaired loans increased $1.5 million mostly due to one commercial real-estate relationship for which we incurred an impairment charge in the current quarter as the result of a re-appraisal.

At September 30, 2012 we identified 97 loans totaling $18.8 million that were considered impaired.  Of these, 47, with an aggregate balance outstanding of $14.1 million were analyzed on a loan-by-loan basis, 16 of which, with an aggregate balance of $5.4 million, had specific reserves calculated amounting to $2.4 million. The remaining 50 loans totaling $4.7 million were evaluated for impairment on a collective basis.

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

Impact of Fiscal Matters on Shareholders

On January 1, 2013, without Congressional actions, tax rates on various forms of income will increase.  Included in the scheduled increases are taxes on qualified dividends.  These will no longer be taxed at 15%, but will be subject to ordinary income.  In addition, certain higher income earners may be subject to a 3.8% Medicare surtax on certain unearned income, which includes interest, dividends, capital gains, and passive rental income.

The Company has historically paid common stock dividends to shareholders in February and August of each year.  The Board of Directors will be monitoring actions by Congress in the coming weeks.  If Congress chooses to take no action to repeal these impending income tax increases, the Board of Directors might accelerate to December 2012, the dividend that would have been paid in February 2013.  However, the amount of any dividend will not be determinable by the Board until December 2012.

Recent Accounting Standards to be implemented in Future Periods

The following presents a summary of Accounting Standards Updates (ASU), exclusive of technical correction ASU that will be subject to implementation in future periods.

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

ASU 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment, issued July 2012. The amendments in this update permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08.  This update is effective for us beginning in 2013, although earlier adoption is permitted. Since we have recorded no indefinite-lived intangible assets, implementation of this update will have no impact on the financial condition or results of operations of the Company.

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

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at September 30, 2012 and December 31, 2011.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2012	2011
200	(1)%	(4)%
100	(2)	(6)
No change	-	-
-100	-	-
-200	-	-

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2012, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth, for the monthly periods in 2012, a summary of these transactions.

	Total	Average
	Shares	Price Per
Date	Purchased (Sold) (#)	Share ($)	Purpose

April	100	$152.56	Treasury
June	(243)	$153.53	Compensation
June	1,336	$154.86	Treasury
July	222	$149.24	Treasury

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other information

Unresolved Staff Comments

None

Common Stock Trades

All share and per share information in all tables have been adjusted to reflect the four-for-one forward stock split approved by the Company’s shareholders at a special meeting on September 14, 2011, and effected pursuant to an amendment to the Company’s Certificate of Incorporation, which was filed with New York State on September 20, 2011.

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

March 8, 2012	1,926	$147.48	$165.78	$141.93
April 5, 2012	4,233	$152.56	$179.96	$145.00
May 24, 2012	3,049	$154.86	$185.00	$145.01
June 21, 2012	3,353	$149.24	$185.00	$137.51
August 23, 2012	2,748	$148.70	$190.00	$138.00
October 4, 2012	2,589	$149.75	$170.00	$130.00

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2012	5,603	$93.56	$105.00	$87.50
2nd Quarter, 2012	1,897	$112.01	$135.00	$105.00
3rd Quarter, 2012	3,055	$130.97	$200.01	$120.00

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2012

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 7 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Income for the three- and nine-months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 8, 2012	/s/ George W. Hamlin, IV
Date	George W. Hamlin, IV
Chairman and Chief Executive Officer

November 8, 2012	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer