Form 10-K
period 2012-12-31
CANANDAIGUA NATIONAL CORP
filed 2013-02-21
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[Ö]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Large accelerated filer ¨               Accelerated filer [Ö]               Non-accelerated filer ¨            Smaller reporting company ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [Ö]

As of June 30, 2012, the aggregate estimated market value of the voting common stock held by non-affiliates, computed by reference to the then most recent public stock sale of $149.24 per common share, was $281,475,000.

Number of shares outstanding of the Registrant's shares of common stock as of January 29, 2013: 1,905,503.

Documents Incorporated by Reference

Portions of the Company's Annual Report for the fiscal year ended December 31, 2012, and Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Parts I, II, and III.

CANANDAIGUA NATIONAL CORPORATION
INDEX TO FORM 10-K
For the fiscal year ended December 31, 2012

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

Some examples of forward-looking statements include statements related to our expectations on the direction of interest rates, demand for our loans, changes in customer transactions types, and the payment performance of our loan portfolio.  Our experience and assumptions we believe are reasonable to form the basis of our stated expectations, but results can also be impacted by other factors.

As described in our public filings, factors which may cause our results to vary materiality from our expectations include, among many others,  adverse changes in the global economy which may affect interest rates and as well as the stability of our local service areas, which may affect loan demand and credit quality; changes in fees related to servicing electronic transactions which may affect consumer usage, and continued focus of regulatory authorities at the state, federal and international level on bank regulation.

PART I

Item 1. Business

Canandaigua National Corporation

Canandaigua National Corporation, (the “Company”), is a financial holding company that builds lasting customer relationships by providing comprehensive financial solutions to individuals and small businesses. The Company is headquartered in Canandaigua, New York, which is approximately 25 miles southeast of Rochester, New York.  The Company was organized on October 31, 1984, and registered under the Bank Holding Company Act of 1956, for the purpose of becoming a one-bank holding company. In November 2011, in connection with its acquisition of a majority interest in WBI OBS Financial, LLC, the parent company of OBS Holdings, Inc. (OBS), an investment sub-advisory company, the Company became a financial holding company.  Prior to then, in December 2007, in connection with its acquisition of Genesee Valley Trust Company, the Company became a multi-bank New York State bank holding company. The financial services company structure serves as a means of increasing the scope of banking and financial services in the market area served by The Canandaigua National Bank and Trust Company (the "Bank"). The Company's principal operating subsidiaries are the Bank, CNB Mortgage, Genesee Valley Trust Company, and OBS.  Effective August 31, 2010, CNB Mortgage Company became a wholly-owned subsidiary of the Bank. It was formerly a wholly-owned subsidiary of the Company. The reason for the change was to bring CNB Mortgage Company under the federal banking regulatory structure from New York State’s banking regulatory structure, which had become increasingly rigid and costly. There was no change in the consolidated financial results, in segment reporting, or in management of the companies. The Bank is the principal source of the Company's operating revenue and net income.  (See also "Selected Financial Data" under Part II, Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Part II, Item 7 and Note 1 to the Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended December 31, 2012 (the "2012 Annual Report"), which is incorporated herein by reference thereto, for additional information relating to the Company's business.)  In January 2008, the Company acquired all of the outstanding stock of Genesee Valley Trust Company, as more fully described in Note 2 to the Consolidated Financial Statements, which is incorporated herein by reference thereto.  In 2009, the Company formed a limited-purpose national trust company in the State of Florida named Canandaigua National Trust Company of Florida. In November 30, 2011, the Company acquired a majority interest in WBI OBS Financial, LLC.

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

CNB Mortgage Company

The Company acquired 100% of Home Town Funding, Inc. (doing business as CNB Mortgage Company), in October 1997. CNB Mortgage is a wholly-owned subsidiary of the Bank and operates as the Company's mortgage department, and offers a full line of mortgage products.  It is engaged in underwriting and funding mortgages primarily in Western New York State, and it resells residential mortgage loans to the Bank and unaffiliated entities that service the loans.

Genesee Valley Trust Company

Genesee Valley Trust Company (GVT) is a New York state chartered trust company headquartered in Rochester, New York.  It provides fiduciary, investment management, and retirement services.  The Company acquired 100% of the voting shares of GVT in January 2008.

WBI OBS Financial, LLC

On November 30, 2011, the Company acquired a majority interest in WBI OBS Financial, LLC (WBI), a company formed to concurrently acquire OBS Holdings, Inc. (OBS).  OBS, an Ohio-based company, provides investment sub-advisory services to the Bank and several other financial institutions, primarily community banks and credit unions.

Geographic Market Served

The Company's physical market area generally covers Ontario County and Monroe County in New York State, where the Company operates its banking offices and ATMs.  Customers usually initiate their relationship with the Bank from this area. However, the Bank conducts business through the Internet, by telephone, and with payment services such as credit cards and debit cards; thus, the Bank's customers are served world-wide.  Since the mid-1990s, the Bank has expanded into Monroe County and surrounding areas by opening community banking offices. The Bank continues to pursue branch opportunities in its market area and plans to open additional offices in Monroe County.

The Company's market area is a middle-class, economically diversified region that includes urban, suburban, and rural markets.  Rochester is the second largest city by population in New York State outside of New York City.  According to the U.S. Census Bureau's 2010 Census, the Rochester MSA had a household population of 1.1 million.  Statistics provided by the Greater Rochester Enterprise for 2009 show 51% of the population were females and 49 percent were males. The median age was about 40 years. Eighteen percent of the population was under 15 years and 14 percent was 65 years and older.  There were 441,169 households and 483,587 housing units.  The average income of households in the Rochester MSA was $64,571 and the median income was about $50,000. The median home price in the second quarter of 2012 was $122,900, and the home ownership rate was about 67%.  Major industries include: Food and Beverage Manufacturing; Life Sciences; Optics, Imaging and Photonics; Business Services; Software and Informatics; and Education.

Competition

The Company considers its business to be highly competitive in its market area.  The Company competes with respect to its lending services, as well as in attracting deposits, with commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, non-bank banks, credit unions, and investment managers.  The Company also competes with securities brokers, insurance companies, investment counseling firms, mutual funds and other business firms and individuals in corporate trust and investment management services.  According to the FDIC, as of September 30, 2012, there were 7,437 insured depository institutions in the United States.  They held assets of $14.2 trillion and deposits of $9.1 trillion. Of these banks 6,168 were commercial banks with $13.1 trillion of assets and $8.2 trillion of deposits. The remainder were principally savings institutions.

The Company is generally competitive with financial institutions in its service area with respect to interest rates paid on time and savings deposits, interest rates charged on loans, and fees for services.

One measure of competitive strength is the percentage of deposits held by an institution in a geographic location.  Based upon the most recent data* available from the Federal Financial Institutions Examination Council (FFIEC) as of June 30, 2012, the Company's share of deposits for all banks in the Rochester MSA was 12.0% ($1,737.0 million); 10.3% ($1,510.2 million) in 2011; 10.3% ($1,447.1 million) in 2010; 10.03% ($1,360.3 million) in 2009; and 9.15% ($1,125.9 million) in 2008.  At June 30, 2012, all banks in the Rochester MSA had total deposits of approximately $14.5 billion. [*This data excludes deposits held by non-bank financial institutions, which data is not publicly available.]

Employees

At December 31, 2012, the Company, including its majority-owned subsidiary, had 537 employees, 106 of whom worked on a part-time basis.  None of the employees are covered by a collective bargaining agreement. The Company considers its employee relations to be excellent.

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

Legislative Matters with Future Impact

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). The Financial Reform Act significantly alters financial regulation in the United States by creating new regulators, regulating new markets, bringing new firms into the regulatory arena, and providing new rulemaking and enforcement powers to regulators. The Financial Reform Act is intended to address specific issues that contributed to the financial crisis and is heavily remedial in nature. Many of the provisions in the Act are applicable to larger institutions (greater than $10 billion in assets). A summary of the Financial Reform Act’s principal provisions that have impacted or may potentially impact the Company follows.

The Financial Reform Act created the Financial Stability Oversight Council with the primary obligation to identify, monitor, and assist in the management of systemic risk that may pose a threat to the country’s financial system.  Included in its responsibilities is a requirement to review and, at its option, submit comments as appropriate to any standard-setting body (such as FASB) with respect to existing or proposed accounting principles, standards or procedures.  Though this responsibility may not directly impact the Company, the Council’s review and commentary on accounting matters may result in more consideration by standard-setters of the volatility created by some of its current and proposed standards.  We hope the Council’s activities will bring restraint to standard setters and temper ineffective proposals such as mark-to-market accounting for all financial instruments.

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

The so-called “Durbin Amendment” requires the Federal Reserve Board to adopt regulations limiting interchange fees that can be charged in an electronic debit card transaction to the “reasonable and proportionate” costs related to the incremental cost of the transaction. Banks under $10 billion in assets are exempt, which would include the Company.  Final rules were implemented in 2011.  While the rules are not designed to negatively impact smaller banks, and to date we have not experienced any detrimental effects. The Company contracts with large debit card processors with which we have relatively weak bargaining power. It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.

The Act has changed oversight authority for the prudential regulation of the Company so both the Bank and the Company will be regulated by the Office of the Comptroller of the Currency (OCC), because the Company has less than $50 billion in assets.  Formerly, the Bank was regulated by the OCC and the Company was regulated by the Federal Reserve Board.

The Act significantly changes the regulatory structure of the mortgage lending business, but, in effect, has codified the prudent and customer-focused activities the Company has always pursued.  For example, the Act provides that a creditor must make a reasonable and good faith determination of a consumer’s ability to repay before making a residential mortgage loan. The determination must be based on verified and documented information and must take into account all applicable taxes, insurance and assessments. While not previously enforced by regulation, this has been the Company’s consistent practice.

On the other hand, the Act does add substantial burdens to the Company by, subject to certain exemptions, requiring the establishment of an escrow account in connection with a closed-end consumer credit transaction secured by a first lien on a consumer’s principal dwelling for the payment of taxes and hazard insurance and, if applicable, flood insurance, mortgage insurance, ground rents and any other required periodic payments or premiums with respect to the property or the loan terms. The Company has not historically escrowed such payments. We provided financial advice and a savings product for customers to self-escrow, believing that customers were the best stewards and managers of their cash flow sources and uses, and government was ill-suited to dictate how much and when consumers should save to meet their financial obligations. That notwithstanding, we are able to satisfy the escrow requirement as proposed.

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

Capital Adequacy Requirements -- The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The leverage ratio is a company's Tier 1 capital divided by its three-month average consolidated assets. See Note 17 to the Consolidated Financial Statements contained in the 2012 Annual Report, which is incorporated herein by reference for the Company's and Bank's capital ratios.

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

CNB MORTGAGE COMPANY

CNB Mortgage Company (CNB Mortgage) is a mortgage banker operating in New York State through individual originator licenses with its corporate license application currently pending. It is subject to New York State banking laws and regulations as well as the following significant federal laws and regulations: the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act.

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

Sarbanes-Oxley Act (SOA): The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black-out periods; disclosure of off-balance sheet transactions; a prohibition on certain loans to directors and officers; expedited filing requirements for Forms 4; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws. The SEC has enacted rules to implement various provisions of SOA. The federal banking regulators have adopted generally similar requirements concerning the certification of financial statements.

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

Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include, but are not limited to, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, Federal Financial Privacy Laws, Interagency Guidelines Establishing Information Security Standards, and the Right to Financial Privacy Act. These laws and regulations regulate the manner in which financial institutions must engage with customers when taking deposits or making loans to such customers.

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

Internal Revenue Service Audits. The Company is subject to periodic audits of its federal tax returns. The Company's returns are periodically audited by the Internal Revenue Service.  No material audit adjustments have been incurred.

State Taxation

State of New York. The Company reports combined income on a calendar year basis to New York State. New York State franchise tax Article 32 on corporations is imposed in an amount equal to the greater of (a) 7.1% of "entire net income" allocable to New York State; (b) 3% of "alternative entire net income" allocable to New York State; (c) 0.01% of the average value of assets allocable to New York State; or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is based on entire net income with certain modifications. Sixty percent of dividends from qualifying REITs are excluded from New York State taxation.

State of Florida. Canandaigua National Trust Company of Florida reports income on a calendar year basis to the State of Florida. Florida imposes a 5.5% franchise tax on corporation net income.

State Tax Audits. The Company is subject to periodic audits of its state tax returns. No material audit adjustments have been incurred as a result of these audits.

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

A link to the Company's filings on the SEC web site is available at the Bank's web site:

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

Asset Quality. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank and CNB Mortgage are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, wide-spread disease, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not. The Company has adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for loan losses and regular review of appraisals and borrower financial statements. Management has also established policies to mitigate the risk of loss by assessing the likelihood of nonperformance and the value of available collateral, monitoring loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See Part II, Item 7, "Loans," incorporated by reference to the Company’s 2012 Annual Report, for a complete discussion.

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

Liquidity Risk. Liquidity risk is the risk that the Company will have insufficient cash or access to cash to satisfy current and future financial obligations, including demands for loans and deposit withdrawals, funding operating costs, and for other corporate purposes. Liquidity risk arises whenever the maturities of financial instruments included in assets and liabilities differ.  The Company is subject to liquidity risk, which it mitigates by establishing and accessing lines of credit with various financial institutions and accessing the brokered CD markets. Results of operations could be affected if the Company were unable to satisfy current or future financial obligations. See Part II, Item 7, "Liquidity," incorporated by reference to the Company’s 2012 Annual Report, for more information.

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

Economic Conditions, Limited Geographic Diversification. The Company's operations are principally located in the Finger Lakes Region of Western New York State. Because of the geographic concentration of its operations, the Company's results depend largely upon economic conditions in this area, which include losses of manufacturing jobs in the Rochester area and minimal population growth throughout the region. Further deterioration in economic conditions could adversely affect the quality of the Company's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served" and "Competition,” above.

Ability of the Company to Execute Its Business Strategy. The financial performance and profitability of the Company will depend on its ability to execute its strategic plan and manage its future growth. Failure to execute these plans could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

Competition. Regional, national and international competitors are much larger in total assets and capitalization than the Company, have greater access to capital markets, and can offer a broader array of financial services than the Company. There can be no assurance that the Company will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Geographic Market Served," "Competition," and "Supervision and Regulation of Banking Activities,” above.

Government Regulation and Monetary Policy. The Company and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders. Financial institution regulation has been the subject of significant legislation and agency regulation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Company. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, and any unfavorable change in these conditions could have a material adverse effect on the Company's business, financial condition, results of operations or liquidity. See also "Supervision and Regulation of Banking Activities,” above.

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

As of December 31, 2012, the Bank's operations were conducted from nine offices (including the main office) located in Ontario County, New York, and fifteen offices located in Monroe County, New York. Four are owned by the Bank with all but one leased from unrelated third parties over terms ranging from one month to 25 years.  The Brighton, New York office is leased from Richard C. Fox, a member of the Company’s Board of Directors.  This lease was originated on an arm’s-length basis several years prior to Mr. Fox becoming a director of the Company. Its original terms are unchanged.  The main office of the Bank is located at 72 South Main Street, Canandaigua, New York.  The administrative, operational and electronic data processing offices of the Bank are located in this facility. There are drive-up facilities located at all permanent offices except for the Eastview Mall and Geneva Offices.

The Bank, a member of an ATM/Debit card processing network, also provides, free to its customers, 24-hour banking services through nearly 50 automatic teller machines located at each office and through remote automatic teller machines and cash dispenser machines.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

The information required by this item with respect to market information, holders, dividends, sales of securities, and stock purchases are included in the section entitled Our Common Stock in our 2012 Annual Report and is incorporated herein by reference thereto.

The information required by this item with respect to equity compensation plans under Regulation S-K 201(d) is included in the section entitled Compensation Discussion and Analysis in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

PERFORMANCE GRAPH

The following performance graph is required by SEC regulations. The theory underlying this requirement is that all reporting corporations have organized trading markets for their securities. The graph is provided so that shareholders and prospective shareholders can compare market results with peer companies or with indices of companies in similar businesses or having similar capitalization, e.g., those companies which are listed on the NASDAQ or NYSE.

The graph compares the Company’s cumulative total stockholder return since December 31, 2007, with (1) the total return index for the NASDAQ Composite, (2) the total return index for the SNL Bank Index of $1Billion to $5 Billion banks, and (3) a total return index of transaction in the Company’s stock from the OTC Bulletin Board® (OTCBB). The graph assumes $100.00 was invested on December 31, 2007, in the Company’s common stock and the comparison indices and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all cash dividends.

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

THE GRAPH ALSO SETS FORTH INFORMATION REGARDING TRANSACTIONS IN THE COMPANY’S COMMON STOCK FROM THE OVER THE COUNTER BULLETIN BOARD (LABELED: CNND.OB). THE OTCBB IS A REGULATED QUOTATION SERVICE THAT DISPLAYS REAL-TIME QUOTES, LAST-SALE PRICES, AND VOLUME INFORMATION IN OVER-THE-COUNTER (OTC) EQUITY SECURITIES. AN OTC EQUITY SECURITY GENERALLY IS ANY EQUITY THAT IS NOT LISTED OR TRADED ON NASDAQ® OR A NATIONAL SECURITIES EXCHANGE. THE OTCBB IS A QUOTATION MEDIUM FOR SUBSCRIBING MEMBERS, NOT AN ISSUER LISTING SERVICE, AND SHOULD NOT BE CONFUSED WITH THE NASDAQ STOCK MARKETSM, INVESTORS MUST CONTACT A BROKER/DEALER TO TRADE OTCBB SECURITIES. INVESTORS DO NOT HAVE DIRECT ACCESS TO THE OTCBB SERVICE. THE SEC'S ORDER-HANDLING RULES WHICH APPLY TO NASDAQ-LISTED SECURITIES DO NOT APPLY TO OTCBB SECURITIES.

THE OTCBB MARKET QUOTATIONS SET FORTH IN THE GRAPH, LABELED CNND.OB, REFLECT INTER-DEALER PRICES, WITHOUT RETAIL MARK-UP, MARK-DOWN OR COMMISSION AND MAY NOT NECESSARILY REPRESENT ACTUAL TRANSACTIONS.

Total Return Performance
Canandaigua National Corporation
NASDAQ Composite
SNL Bank $1B-$5B
CNND.OB
225
200
175
150
125
100
75
50
25
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Canandaigua National Corporation	100.00	100.09	106.87	129.28	179.33	204.78
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
CNND.OB	100.00	61.10	101.51	108.49	118.22	178.06

Certain of the Company’s future filings with the SEC may incorporate by reference this Form 10-K. Unless we specifically stated otherwise, the Performance Graph shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

Item 6. Selected Financial Data

The information required by this item is included in the section entitled Financial Highlights in the 2012 Annual Report and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report and is incorporated herein by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is included in the section entitled Interest Rate Risk Management of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in the section entitled Consolidated Financial Statements in the 2012 Annual Report and in the section entitled Summary Quarterly Financial Data of the Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2012 Annual Report and is incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2012, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's annual report on internal control over financial reporting and the attestation report of KPMG LLP are included in the 2012 Annual Report, which is incorporated herein by reference thereto.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is included in the sections entitled Election of Directors and Information with Respect to Board of Directors, Transactions with Certain Related Persons, Section 16(a) Beneficial Ownership Reporting Compliance, and Executive Officer Information in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference thereto, except for item 229.406, which follows.

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

The information required by this item is included in the sections entitled Directors' Compensation, Compensation Discussion and Analysis, and The Compensation Committee in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in Note 14 to the Consolidated Financial Statements in the 2012 Annual Report and the section entitled Stock Ownership of Certain Beneficial Owners and Management in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in Note 4 to the Consolidated Financial Statements in the 2012 Annual Report and the section entitled Transactions with Certain Related Persons in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in the section entitled Report of the Audit Committee in the Proxy Statement for the 2013 Annual Meeting of Shareholders and is incorporated herein by reference thereto.

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

Management Report on the Effectiveness of Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Schedules - All financial statement schedules are omitted, because the required information is not applicable or is included in the Consolidated Financial Statements.

(3) Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(3) Exhibits (continued)

Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2012

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements as contained in the Annual Report for the year ended December 31, 2012, filed as Exhibit 13 hereto

(13)	Annual Report for the year ended December 31, 2012	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	CEO’s Letter to Shareholders	Furnished Herewith

(20.2)	President’s Letter to Shareholders	Furnished Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

(101)**

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010;  and, (vi) Notes to Consolidated Financial Statements.

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

February 21, 2013

By: /s/ George W. Hamlin, IV
George W. Hamlin, IV, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George W. Hamlin, IV	Chairman and Chief Executive Officer,	February 21, 2013
(George W. Hamlin, IV)	(Principal Executive Officer)

/s/ Lawrence A. Heilbronner	Executive Vice President and Chief Financial	February 21, 2013
(Lawrence A. Heilbronner)	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ George W. Hamlin, IV	For Directors as Attorney-In-Fact	February 21, 2013
(George W. Hamlin, IV)

George W. Hamlin, IV
Robert G. Sheridan
Richard C. Fox
Daniel P. Fuller
Frank H. Hamlin, III
Stephen D. Hamlin
Richard P. Miller, Jr.
Caroline C. Shipley
Sue S. Stewart
Alan J. Stone

INDEX OF EXHIBITS

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock Purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as an Exhibit to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2011

(10.1)	Canandaigua National Corporation Stock Option Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.2)	Canandaigua National Corporation Incentive Stock Plan, as amended	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.3)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #1	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.4)	The Canandaigua National Bank and Trust Company Supplemental Executive Retirement Plan #2	Filed as an Exhibit to Form 10-K for the year ended December 31, 2008

(10.5)	Canandaigua National Corporation Employee Stock Ownership Plan	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

(10.6)	Employment Agreement of Joseph L. Dugan dated November 20, 2000	Filed as an Exhibit to Form 10-K for the year ended December 31, 2009

INDEX OF EXHIBITS (continued)

Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(10.10)	Canandaigua National Corporation Omnibus Incentive Plan	Filed as an Exhibit to Form 10-Q for the period ended March 31, 2012

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 12 to the Consolidated Financial Statements as contained in the Annual Report for the year ended December 31, 2012, filed as Exhibit 13 hereto

(13)	Annual Report for the year ended December 31, 2012	Filed Herewith

(14)	Code of Conduct	Filed Herewith

(20.1)	CEO’s Letter to Shareholders	Furnished Herewith

(20.2)	President’s Letter to Shareholders	Furnished Herewith

(21)	Subsidiaries	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

(101)**

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Condition as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010;  and, (vi) Notes to Consolidated Financial Statements.

* Certain portions of these agreements have been granted confidential treatment by the Securities and Exchange Commission. Confidential information is omitted from these agreements and filed separately with the Commission.

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