Form 10-Q
period 2013-03-31
CANANDAIGUA NATIONAL CORP
filed 2013-05-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

The registrant had 1,904,513 shares of common stock, par value $5.00, outstanding at April 24, 2013.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q March 31, 2013

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS At March 31, 2013 (unaudited) and December 31, 2012 (dollars in thousands, except per share data)

	March 31,	December 31,
	2013	2012
Assets
Cash and due from banks	$29,486	47,748
Interest-bearing deposits with other financial institutions
of which $5,541 and $6,311 respectively, is restricted	6,896	8,767
Federal funds sold	79,507	34,644
Securities:
- Available for sale, at fair value	110,899	102,774
- Held-to-maturity (fair value of $180,493 and $180,015, respectively)	176,539	175,850
Loans - net	1,435,270	1,441,455
Premises and equipment – net	14,965	15,119
Accrued interest receivable	7,204	6,596
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,767	2,733
Goodwill	15,570	15,570
Intangible assets – net	5,923	6,233
Prepaid FDIC assessment	2,530	2,824
Other assets	26,889	26,715
Total Assets	$1,914,445	1,887,028

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$283,718	283,547
Interest bearing	203,787	196,478
Savings and money market	844,072	812,485
Time	358,864	370,353
Total deposits	1,690,441	1,662,863
Borrowings	4,150	4,296
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	18,698	23,959
Total Liabilities	1,764,836	1,742,665

Canandaigua National Corporation stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued	9,732	9,732
Additional paid-in-capital	9,974	9,974
Retained earnings	134,588	129,502
Treasury stock, at cost (41,983 shares and
40,993 shares, respectively)	(4,186)	(4,046)
Accumulated other comprehensive income, net	(2,421)	(2,937)
Total Canandaigua National Corporation Stockholders' Equity	147,687	142,225
Non-controlling interests	1,922	2,138
Total Equity	149,609	144,363
Total Liabilities and Equity	$1,914,445	1,887,028

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three-month periods ended March 31, 2013 and 2012 (Unaudited)

(dollars in thousands, except per share data)

	2013	2012
Interest income:
Loans, including fees	$16,415	16,450
Securities	1,569	1,903
Federal funds sold	40	35
Other	2	4
Total interest income	18,026	18,392
Interest expense:
Deposits	1,168	1,503
Borrowings	17	30
Junior subordinated debentures	591	696
Total interest expense	1,776	2,229
Net interest income	16,250	16,163
Provision for loan losses	700	1,150
Net interest income after provision for loan losses	15,550	15,013

Non-interest income:
Service charges on deposit accounts	2,759	2,823
Trust and investment services income	3,575	3,219
Brokerage and investment subadvisory services income	166	548
Net gain on sale of mortgage loans	1,140	599
Loan servicing income, net	226	204
Loan-related fees	85	72
Loss on securities transactions, net	(62)	(6)
Other non-interest income	436	647
Total non-interest income	8,325	8,106

Operating expenses:
Salaries and employee benefits	9,012	10,755
Occupancy, net	1,950	2,046
Technology and data processing	1,266	1,210
Professional and other services	851	850
Marketing and public relations	525	609
Office supplies, printing and postage	406	421
Intangible amortization	310	203
Other real estate operations	226	318
FDIC insurance	321	283
Other operating expenses	1,677	1,343
Total operating expenses	16,544	18,038

Income before income taxes	7,331	5,081
Income taxes	2,461	1,510
Net income attributable to noncontrolling interests and
Canandaigua National Corporation	4,870	3,571
Less: Net loss attributable to noncontrolling interests	(216)	42
Net income attributable to Canandaigua National Corporation	$5,086	3,529

Basic earnings per share	$2.67	1.87

Diluted earnings per share	$2.63	1.83

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

[WITH RESPECTIVE TAX INFORMATION PRESENTED PARENTHETICALLY]
For the three-month periods ended March 31, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,

	2013	2012
Net income attributable to noncontrolling interest and
Canandaigua National Corporation	$4,870	3,571
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $339 and $430 respectively	530	672
Change in unrealized gain on
on securities available for sale,
net of taxes of ($18) and ($138) respectively	(41)	(219)
Plus reclassification adjustment
for realized gains and losses included in
"Loss on securities transactions, net"
net of taxes of $14 and ($12) respectively	27	(38)
Other comprehensive income	$516	415
Total comprehensive income	5,386	3,986

Comprehensive income attributable
to the noncontrolling interest	$(216)	42
Comprehensive income attributable to the Company	$5,602	3,944

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three-month periods ended March 31, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other	Non-
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive	controlling
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2012	1,905,503	$9,732	9,974	129,502	(4,046)	(2,937)	2,138	144,363
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $339		-	-	-	-	530	-	530
Change in unrealized gain on
on securities available for sale,
net of taxes of ($18)		-	-	-	-	(41)	-	(41)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $14		-	-	-	-	27	-	27
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	5,086	-	-	(216)	4,870
Total comprehensive income		-	-	5,086	-	516	(216)	5,386
Purchase of treasury stock	(990)	-	-	-	(140)	-	-	(140)
Balance at March 31, 2013	1,904,513	$9,732	9,974	134,588	(4,186)	(2,421)	1,922	149,609

Balance at December 31, 2011	1,887,254	$9,732	8,834	120,675	(4,912)	(1,455)	2,364	135,238
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $430		-	-	-	-	672	-	672
Change in unrealized gain on
on securities available for sale,
net of taxes of ($138)		-	-	-	-	(219)	-	(219)
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of ($12)		-	-	-	-	(38)	-	(38)
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	3,529	-	-	42	3,571
Total comprehensive income		-	-	3,529	-	415	42	3,986
Cash dividend - $ 1.50 per share		-	-	(2,831)	-	-	-	(2,831)
Balance at March 31, 2012	1,887,254	$9,732	8,834	121,373	(4,912)	(1,040)	2,406	136,393

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three-month periods ended March 31, 2013 and 2012 (Unaudited)
(dollars in thousands)

	2013	2012
Cash flow from operating activities:
Net income attributable to Canandaigua National Corporation	$5,086	3,529
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	1,773	1,597
Provision for loan losses	700	1,150
Gain on sale of premises and equipment and other real estate, net	(8)	(122)
Writedown of other real estate	63	85
Deferred income tax benefit	(70)	(859)
(Income) loss from equity-method investments, net	(110)	16
Loss on calls of securities and write-down, net	62	6
Gain on sale of mortgage loans, net	(1,140)	(599)
Originations of loans held for sale	(58,523)	(51,160)
Proceeds from sale of loans held for sale	71,518	47,679
Change in other assets	(801)	(723)
Change in all other liabilities	(4,922)	944
Net cash provided by operating activities	13,628	1,543

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	11,237	18,465
Purchases	(19,488)	(11,929)
Securities held to maturity:
Proceeds from maturities and calls	2,333	6,208
Purchases	(3,483)	(4,828)
Loan originations in excess of principal collections, net	(6,667)	(65,470)
Purchase of premises and equipment, net	(459)	(578)
Other investments - net	(19)	(209)
Proceeds from sale of other real estate	589	1,505
Net cash used by investing activities	(15,957)	(56,836)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	39,067	40,015
Net decrease in time deposits	(11,489)	(3,100)
Principal repayments of term borrowings	(163)	-
Payments to acquire treasury stock	(140)	-
Change in noncontrolling interest, net	(216)	42
Dividends paid	-	(2,831)
Net cash provided by financing activities	27,059	34,126

Net increase (decrease) in cash and cash equivalents	24,730	(21,167)
Cash and cash equivalents - beginning of period	91,159	126,740
Cash and cash equivalents - end of period	$115,889	105,573

Supplemental disclosure of cash flow information:
Interest paid	$1,770	2,213
Income taxes paid	150	151

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$297	558

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the 2012 Annual Report (defined below) of the Company filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2013 are summarized as follows:

	March 31, 2013
		Gross Unrealized
	Amortized			Fair
	Cost (1)	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored enterprise obligations	69,723	216	(143)	69,796
State and municipal obligations	36,090	1,079	(13)	37,156
Corporate obligations (1)	1,073	24	(150)	947
Equity securities	2,293	207	-	2,500

Total Securities Available for Sale	$109,679	1,526	(306)	110,899

	(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$5	-	-	5
State and municipal obligations	175,774	3,708	(94)	179,388
Corporate obligations	760	340	-	1,100

Total Securities Held to Maturity	$176,539	4,048	(94)	180,493

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities by years to maturity as of March 31, 2013, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$15,121	15,233	32,337	32,617
1 to 5	26,368	27,385	132,540	135,804
5 to 10	62,118	62,009	10,902	10,972
10 and over	3,779	3,772	760	1,100

Total	$107,386	108,399	176,539	180,493

(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at March 31, 2013, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	42,136	128	1,609	15	43,745	143
State and municipal obligations	$1,178	8	994	5	2,172	13
Corporate obligations	-	-	909	150	909	150

Total temporarily impaired securities	43,314	136	3,512	170	46,826	306

Securities Held to Maturity:
State and municipal obligations	$6,778	49	4,999	45	11,777	94

Total temporarily impaired securities	$6,778	49	4,999	45	11,777	94

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company generally does not intend to sell securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2012 are summarized as follows:

	December 31, 2012
		Gross Unrealized
	Amortized			Fair
	Cost (1)	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored enterprise obligations	60,158	214	(196)	60,176
State and municipal obligations	37,512	1,196	(22)	38,686
Corporate obligations	1,073	23	(185)	911
Equity securities	2,293	208	-	2,501

Total securities Available for Sale	$101,536	1,641	(403)	102,774

	(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$5	-	-	5
State and municipal obligations	175,065	3,858	(112)	178,811
Corporate obligations	780	419	-	1,199

Total Securities Held to Maturity	$175,850	4,277	(112)	180,015

The following table presents the fair value of securities with gross unrealized losses at December 31, 2012, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$28,787	187	1,615	9	30,402	196
State and municipal obligations	801	8	992	14	1,793	22
Corporate obligations	-	-	873	185	873	185

Total temporarily impaired securities	$29,588	195	3,480	208	33,068	403

Securities Held to Maturity:
State and municipal obligations	$10,044	66	5,809	46	15,853	112

Total temporarily impaired securities	$10,044	66	5,809	46	15,853	112

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, and sufficient information exists to make a reasonable estimate of the inherent loss, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  In the absence of sufficient, current data to make a detailed assessment of collateral values or cash flows, management measures impairment on a pool basis using historical loss factors equivalent to similarly impaired loans. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are generally applied to reduce the principal balance outstanding. In considering loans for evaluation of specific impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a “troubled debt restructuring.” These loans are collectively evaluated for risk of loss on a pool basis.

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

The major classifications of loans at March 31, 2013 and December 31, 2012, follow (in thousands), along with a description of their underwriting and risk characteristics:

	March 31,	December 31,
	2013	2012

Commercial and industrial	$207,497	213,467
Mortgages:
Commercial	537,053	525,413
Residential - first lien	289,801	286,972
Residential - junior lien	98,757	100,099
Consumer:
Automobile - indirect	282,986	283,836
Other	17,745	18,323
Other, including loans held for sale	9,282	21,113

Total loans	1,443,121	1,449,223
Plus - Net deferred loan costs	9,572	9,549
Less - Allowance for loan losses	(17,423)	(17,317)

Loans - net	$1,435,270	1,441,455

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Residential First-Lien Mortgages: We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner- and non-owner-occupied properties located in the Company’s market area. They are amortized over five to 30 years. Substantially all residential loans secured by first mortgage liens are originated by CNB Mortgage and sold to either the Bank or third-party investors.  Generally, fixed-rate mortgage loans with a maturity or call date of ten years or less and a rate of 4% or more are retained in the Company’s portfolio.  For longer term, fixed-rate residential mortgages without escrow, the Company generally retains the servicing, but sells the right to receive principal and interest to Federal Home Loan Mortgage Company, also known as Freddie Mac.  All loans not retained in the portfolio or sold to Freddie Mac are sold to unrelated third parties with servicing released.  This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  From time to time, the Company may also purchase residential mortgage loans which are originated and serviced by third parties. In an effort to manage risk of loss and strengthen secondary market liquidity opportunities, management typically uses secondary market underwriting, appraisal, and servicing guidelines.  Loans on one-to-four-family residential real estate are mostly originated in amounts of no more than 85% of appraised value or have private mortgage insurance. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including at each loan draw period.

Residential Junior-Lien Mortgages: The Company originates home equity lines of credit and second mortgage loans (loans secured by a second (junior) lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position relating to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Consumer Automobile- Indirect Loans:  The Company funds indirect automobile loans-loans processed by automobile dealers on behalf of the Bank. These loans carry a fixed rate of interest with principal repayment terms typically ranging from one to seven years, based upon the nature of the automobile, the size of the loan, and the credit score of the borrower. Although secured by a vehicle these loans carry a higher risk of loss than real-estate secured loans, particularly in the early years of  the loan, because automobiles are a depreciating assets whose value declines over time, and at a more rapid rate than the related loan’s principal balance.

Other Consumer Loans:  The Company funds a variety of other consumer loans, including automobile loans, recreational vehicle loans, boat loans, aircraft loans, home improvement loans, and personal loans (collateralized and uncollateralized). Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed or a customer's deposit account. A small amount of loans are unsecured, which carry a higher risk of loss.

Loans Held for Sale:  These are the Residential First-Lien Mortgages, discussed above, which are sold to Freddie Mac and other third parties. These loans are carried at their lower of cost or fair value, calculated on a loan-by-loan basis.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve for probable and inherent incurred losses in the loan portfolio. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, when drawn upon, such as commitments, guarantees, and standby letters of credit. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an analysis of the allowance for loan losses by loan type, including a summary of the loan types individually and collectively evaluated for impairment as of March 31, 2013 and, 2012, respectively (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio.  Loan balances included in the “Unallocated” column represent the balance of net deferred loan costs.

March 31, 2013			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$3,261	1,837	2,642	466	6,730	940	-	1,441	17,317
Charge-offs	(26)	(157)	(157)	(73)	(540)	(129)	-	-	(1,082)
Recoveries	48	103	1	1	293	42	-	-	488
Provision	(419)	579	334	79	282	95	-	(250)	700
Ending Balance	$2,864	2,362	2,820	473	6,765	948	-	1,191	17,423

of which:
Amount for loans individually
evaluated for impairment	$243	366	-	-	-	-	-	-	609
Amount for loans collectively
evaluated for impairment	$2,621	1,996	2,820	473	6,765	948	-	1,191	16,814
Balance of loans individually
evaluated for impairment	$2,130	8,018	-	48	-	-	-	-	10,196
Balance of loans collectively
evaluated for impairment	$205,367	529,035	289,801	98,709	282,986	17,745	9,282	9,572	1,442,497

March 31, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,393	994	1,786	521	4,839	916	-	646	16,095
Charge-offs	(191)	-	(75)	(3)	(283)	(158)	-	-	(710)
Recoveries	38	2	6	2	175	83	-	-	306
Provision	(1,362)	286	190	14	1,130	381	-	511	1,150
Ending Balance	$4,878	1,282	1,907	534	5,861	1,222	-	1,157	16,841

of which:
Amount for loans individually
evaluated for impairment	$1,079	443	-	-	-	-	-	-	1,522
Amount for loans collectively
evaluated for impairment	$3,799	839	1,907	534	5,861	1,222	-	1,157	15,319
Balance of loans individually
evaluated for impairment	$3,668	11,545	-	29	-	-	-	-	15,242
Balance of loans collectively
evaluated for impairment	$194,450	481,912	262,770	100,339	261,619	24,087	11,636	9,054	1,345,867

The balance in the allowance for loan losses approximated 1.21% at March 31, 2013, 1.19% at December 31, 2012 and decreased from approximately 1.25% at March 31, 2012. This year-over year decrease was principally due to the lower level of specific loan impairment reserves compared to 2012 combined with improvements in several key credit quality measurements: Internally classified loans (loans rated 6,7,8) decreased, the percentage of non-performing loans to total loans decreased, and net charge-offs to average loans decreased. These improvements offset higher allowance requirements due to year-over-year portfolio growth.

The most significant allowance allocation change as a result of these improvements was a reduction of approximately $2.0 million for commercial and industrial loans, which showed declining historical net-charge-offs and lower impaired loan specific reserves. Offsetting some of the reduced allowance level was increases to the commercial mortgage, residential mortgage, and consumer-indirect pools resulting from loan growth and higher base loss factors associated with increases in the volume of past due loans. The consumer-indirect provision decreased when compared to the prior year due to a slower portfolio growth-rate.

Finally, due to continued improving economic conditions in our market (increased auto sales, increased home sales, stable median home prices, and improving consumer confidence in the Rochester area from last year) a reduced economic factor adjustment was applied to the majority of the portfolio pools.

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loan relationships over $250,000. These quality indicators, as more fully described in the 2012 Annual Report, range from 1 through 8 in increasing risk of loss. These ratings are used as inputs to the calculation of the allowance for loan losses. Loans

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

rated 1 through 4 are generally allocated a lesser percentage allocation in the allowance for loan losses than loans rated from 5 through 8. Residential Mortgage and Consumer Loans are generally rated 9, unless they are used to partially collateralize commercial loans, in which case they carry the rating of the respective commercial loan relationship; or if management wishes to recognize a well defined weakness or loss potential to more accurately reflect credit risk. Unrated loans, including performing commercial loan relationships less than $250,000, are allocated a percentage of the allowance for loan losses on a pooled basis.

The following tables present the loan portfolio as of March 31, 2013 and December 31, 2012 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to re-evaluate. Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table).

Credit Quality Indicator Analysis as of March 31, 2013

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	lien	lien	indirect	other	sale	Costs	Total
1-Superior	$12,997	-	-	-	-	266	-	-	13,263
2-Good	14,814	28,373	1,374	20	-	941	-	-	45,522
3-Satisfactory	64,103	223,344	1,349	110	-	-	-	-	288,906
4-Watch	40,718	205,449	6,787	312	-	-	-	-	253,266
5-Special Mention	6,617	16,474	-	-	-	-	-	-	23,091
6-Substandard	15,371	14,450	5,435	411	-	-	-	-	35,667
7-Doubtful	-	-	-	-	-	-	-	-	-
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$154,620	488,090	14,945	853	-	1,207	-	-	659,715
9 and not rated	52,877	48,963	274,856	97,904	282,986	16,538	9,282	9,572	792,978
Total	$207,497	537,053	289,801	98,757	282,986	17,745	9,282	9,572	1,452,693

Credit Quality Indicator Analysis as of December 31, 2012

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	lien	lien	indirect	other	sale	Costs	Total
1-Superior	$15,422	-	-	-	-	386	-	-	15,808
2-Good	15,422	28,236	1,409	-	-	974	-	-	46,041
3-Satisfactory	76,473	219,748	1,506	253	-	-	-	-	297,980
4-Watch	44,633	213,267	6,192	389	-	-	-	-	264,481
5-Special Mention	9,527	21,581	-	-	-	-	-	-	31,108
6-Substandard	17,164	16,895	5,063	377	-	-	-	-	39,499
7-Doubtful	-	-	-	-	-	-	-	-	-
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$178,641	499,727	14,170	1,019	-	1,360	-	-	694,917
9 and not rated	34,826	25,686	272,802	99,080	283,836	16,963	21,113	9,549	763,855
Total	$213,467	525,413	286,972	100,099	283,836	18,323	21,113	9,549	1,458,772

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a summary of information regarding nonaccruing loans and other nonperforming assets as of the end of the respective periods (in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012

Accruing loans 90 days or more delinquent	$470	722	554
Nonaccruing loans	15,856	17,770	19,358

Total nonperforming loans	16,326	18,492	19,912
Other real estate owned	3,344	3,759	3,562
(less write-down of other real estate owned)	(140)	(203)	(435)

Total nonperforming assets	$19,530	22,048	23,039

The following tables present, as of March 31, 2013 and December 31, 2012, additional details about the loan portfolio in the form of an aging analysis. Amounts exclude deferred fees and costs (in thousands).

Aging Analysis as of March 31, 2013

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans

Commercial and industrial	$571	211	2,226	3,008	204,489	207,497	96	2,130
Commercial mortgages	276	318	8,018	8,612	528,441	537,053	-	8,018
Residential - first lien	1,482	782	5,297	7,561	282,240	289,801	-	5,297
Residential - junior lien	821	637	411	1,869	96,888	98,757	-	411
Consumer:
Automobile - Indirect	2,006	884	366	3,256	279,730	282,986	366	-
Other	92	11	8	111	17,634	17,745	8	-
Loans held-for-sale	-	-	-	-	9,282	9,282	-	-
	$5,248	2,843	16,326	24,417	1,418,704	1,443,121	470	15,856

Aging Analysis as of December 31, 2012

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$2,478	3,811	2,475	8,764	207,703	213,467	46	2,429
Commercial mortgages	1,365	1,167	10,116	12,648	512,765	525,413	-	10,116
Residential - first lien	4,369	1,013	5,048	10,430	276,542	286,972	201	4,847
Residential - junior lien	616	511	427	1,554	98,545	100,099	49	378
Consumer:
Automobile - indirect	2,758	701	412	3,871	279,965	283,836	412	-
Other	308	114	14	436	17,887	18,323	14	-
Loans held-for-sale	-	-	-	-	21,113	21,113	-	-
Total	$11,894	7,317	18,492	37,703	1,414,520	1,449,223	722	17,770

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the three-month	the year	the three-month
	period ended	ended	period ended
	March 31,	December 31,	March 31,
	2013	2012	2012

Recorded investment at period end	$15,856	17,770	19,358
Impaired loans with specific related allowance at period end	$1,671	1,200	3,929
Amount of specific related allowance at period end	$609	603	1,522
Average investment during the period	$18,137	19,014	19,545
Interest income recognized on a cash basis during the period	$62	433	103

The details of impaired loans as of and for the quarter ended March 31, 2013 and as of and for the year ended December 31, 2012 follow (in thousands):

March 31, 2013

		Unpaid	Specific	Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no specific allowance
Commercial and industrial	$1,510	1,973	-	1,571	18
Commercial mortgage	6,967	8,913	-	8,146	44
Residential mortgage - first lien	5,297	5,556	-	5,023	-
Residential mortgage - junior lien	411	428	-	374	-
Subtotal	14,185	16,870	-	15,114	62
With specific allowance
Commercial and industrial	620	718	243	1,385	-
Commercial mortgage	1,051	1,120	366	1,638	-
Subtotal	1,671	1,838	609	3,023	-
Total	$15,856	18,708	609	18,137	62
Summary by portfolio:
Commercial	$10,148	12,724	609	12,740	62
Residential	5,708	5,984	-	5,397	-
Total	$15,856	18,708	609	18,137	62

December 31, 2012
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no specific allowance	Investment	Balance	Allowance	Investment	Recognized
Commercial and industrial	$1,592	2,042	-	1,604	202
Commercial mortgage	9,753	11,407	-	8,830	112
Residential mortgage - first lien	4,847	5,110	-	4,663	84
Residential mortgage - junior lien	378	391	-	329	33
Consumer - indirect	-	-	-	-	2
Subtotal	16,570	18,950	-	15,426	433
With specific allowance
Commercial and industrial	837	924	515	1,759	-
Commercial mortgage	363	445	88	1,829	-
Subtotal	1,200	1,369	603	3,588	-
Total	$17,770	20,319	603	19,014	433
Summary by portfolio:
Commercial	$12,545	14,818	603	14,022	314
Residential	5,225	5,501	-	4,992	117
Consumer and other	-	-	-	-	2
Total	$17,770	20,319	603	19,014	433

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (TDR)

As of March 31, 2013, there was one commercial relationship totaling $4.3 million that was considered a TDR due to the nature of the concessions granted to the borrower. We have established no impairment reserve for the relationship in light of the value of underlying collateral and management’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For this relationship, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer complied with the terms of the initial forbearance agreement, and has been in compliance with all subsequent agreements, which have called for increasingly higher monthly payments.

During the first quarter of 2013, one residential loan totaling $0.4 million was newly classified as a TDR.  One residential loan totaling $0.3 million, previously classified as a TDR was paid-off in the second quarter of 2012.

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

Gross servicing fees earned by the Company for the three-month periods ended March 31, 2013 and 2012, respectively, amounted to $401,000 and $346,000.  These fees are included in “loan servicing income, net” on the statements of income.

The following table presents the changes in loan servicing assets for the three-month periods ended March 31, 2013 and 2012, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2013		2012
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$3,221	$3,382	$2,489	$3,244
Originations	250		254
Amortization	(174)		(143)
Balance at March 31,	$3,297	$3,500	$2,600	$3,280

(5)   Dividend

No dividend on common stock was paid in 2013.  The $1.63 per share dividend paid in December 2012 was accelerated from the semi-annual dividend payment that would have been paid in February 2013.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three-month periods ended March 31, 2013 and 2012 follow (dollars in thousands, except per share data):

	Three-months
	Ended March 31,
	2013	2012
Basic Earnings Per Share:
Net income applicable to common shareholders	$5,086	3,529
Weighted average common shares outstanding	1,905,239	1,887,254
Basic earnings per share	$2.67	1.87

Diluted Earnings Per Share:
Net income applicable to common shareholders	$5,086	3,529
Weighted average common shares outstanding	1,905,239	1,887,254
Effect of assumed exercise of stock options	32,223	38,765
Total	1,937,462	1,926,019
Diluted earnings per share	$2.63	1.83

(7)   Segment Information

The Company is organized into four reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), Genesee Valley Trust Company (GVT), and WBI OBS Financial, LLC and its subsidiaries (OBS). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three-month period ended March 31, 2013 and 2012 follows (dollars in thousands).

Three months ended March 31,	2013

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,267	1	2	(17)	(3)	16,250
Non-interest income	6,678	1,782	947	309	(1,391)	8,325

Total revenues	22,945	1,783	949	292	(1,394)	24,575

Provision for loan losses	700	-	-	-	-	700
Intangible amortization	38	-	143	129	-	310
Other operating expenses	14,116	733	846	730	(191)	16,234

Total expenses	14,854	733	989	859	(191)	17,244

Income (loss) before tax	8,091	1,050	(40)	(567)	(1,203)	7,331
Income tax	2,409	406	(18)	52	(388)	2,461

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	5,682	644	(22)	(619)	(815)	4,870

Less: Net loss attributable to noncontrolling interests	-	-	-	(216)	-	(216)

Net income (loss) attributable to
Canandaigua National Corporation	$5,682	644	(22)	(403)	(815)	5,086

Total identifiable assets	$1,891,244	9,730	16,314	10,030	(12,873)	1,914,445

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended March 31,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,193	2	3	-	(5)	16,193
Non-interest income	5,760	1,284	885	591	(338)	8,182

Total revenues	21,953	1,286	888	591	(343)	24,375

Provision for loan losses	1,150	-	-	-	-	1,150
Intangible amortization	46	-	157	-	-	203
Other operating expenses	16,148	741	761	470	(179)	17,941

Total expenses	17,344	741	918	470	(179)	19,294

Income (loss) before tax	4,609	545	(30)	121	(164)	5,081
Income tax	1,510	215	(7)	-	(208)	1,510

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	$3,099	330	(23)	121	44	3,571

Less: Net loss attributable to noncontrolling interests	-	-	-	42	-	42

Net income (loss) attributable to
Canandaigua National Corporation	3,099	330	(23)	79	44	3,529

Total identifiable assets	$1,773,882	10,198	16,432	15,874	(17,004)	1,799,382

(8) Junior Subordinated Debentures and Interest Rate Swap Agreements

In September 2007, the Company issued $20,619,000 of unsecured, 30-year junior subordinated deferrable interest debentures (T3) through a wholly-owned business trust. The debentures carried a fixed interest rate of 6.32% per annum through December 2012, floating thereafter for twenty-five years at LIBOR plus 1.44%, adjustable quarterly. The debentures' final maturity is December 2037, and became callable, in whole or in part, at par beginning December 2012 at the Company's option, and subject to Federal Reserve Bank of New York approval. Interest is payable quarterly. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. At March 31, 2013, these debentures were considered Tier I for regulatory purposes.

In December 2012, the Company became exposed to interest rate risk as a result of the timing of changes in interest rates associated with T3.  In consideration of the end of the fixed-rate period, the Company entered into a forward interest rate swap agreement, which became effective on December 15, 2012 and expires on December 15, 2022.  This interest rate swap agreement modifies the repricing characteristics of the debenture from a floating-rate debt (LIBOR +1.44%) to a fixed-rate debt (3.859%).

In June, 2006, the Company issued $30,928,000 of unsecured, 30-year floating rate junior subordinated deferrable interest debentures (T2) through a wholly-owned business trust. The debentures carry an interest rate of 3-month LIBOR plus 1.40%. Other significant terms of the debenture are similar to T3, except the debentures' final maturity is June 2036, and became callable, in whole or in part, at par after June 2012.

As with T3, the Company is exposed to interest rate risk for T2. In order to reduce this risk, the Company has entered into a series of interest rate swap agreements since 2007 with the current agreement effective as of June 15, 2011 and expiring on June 15, 2021.  The agreement modifies the repricing characteristics of T2 from a floating-rate debt (LIBOR +1.40%) to a fixed-rate debt (4.81%).

With both swap agreements the Company designated them as a cash flow hedges, and they are intended to protect against the variability of cash flows associated with the debentures.  Therefore, the effective portion of the swap’s unrealized gain or loss is recorded as a component of other comprehensive income. The ineffective portion of the unrealized gain or loss, if any, is reported in other operating income.  The swap agreements are carried at fair value in other liabilities on the Statement of Condition. Amounts receivable or payable are recognized as accrued under the terms of the agreements, and the net differential is recorded as an adjustment to interest expense.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(9) Fair Values of Financial Instruments

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

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The estimated fair values and the valuation hierarchy of the Company's financial instruments are as follows (in thousands):

		March 31, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
Financial Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and equivalents	1	$115,889	115,889	91,159	91,159
Securities, available-for-sale	1, 2, 3	$110,899	110,899	102,774	102,774
Securities, held-to-maturity	2	$176,539	180,493	175,850	180,015
FHLB stock and Federal Reserve Bank stock(a)	3	$2,767	2,767	2,733	2,733
Loans-net	3	$1,435,270	1,461,458	1,441,455	1,505,003
Loan servicing assets	3	$3,297	3,500	3,221	3,382

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	3	$1,331,577	1,331,577	1,292,510	1,292,510
Time deposits	3	$358,864	361,003	370,353	372,226
Borrowings	2	$4,150	4,166	4,296	4,312
Junior subordinated debentures	2	$51,547	51,547	51,547	51,547

Other financial instruments:
Interest rate swap agreements	2	$(5,293)	(5,293)	(6,162)	(6,162)
Letters of credit	2	$(217)	(217)	(192)	(192)

(a)Includes the Company's required investments in Federal Reserve Bank stock and Federal Home Loan Bank stock.

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

Loan Servicing Assets

Fair value is determined through estimates provided by a third party. To estimate the fair value, the third party considers market prices for similar assets, and the present value of expected future cash flows associated with the servicing assets calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds.  The key economic assumptions used to determine the fair value of mortgage servicing rights and the sensitivity of such values to changes in those assumptions are summarized in Note 6 of the 2012 Annual Report.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Junior Subordinated Debentures

There is no active trading market for the Company’s debentures.  Therefore the fair value of junior subordinated debentures is determined using an expected present value technique. The fair value of adjustable-rate debentures approximates their face amount, while the fair value of fixed-rate debentures is calculated by discounting scheduled cash flows through the debenture’s estimated maturity using current market rates.

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

(10) Fair Values Measurements

The following table presents for each of the fair-value hierarchy levels discussed in the previous Note the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at March 31, 2013, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored
enterprise obligations	-	69,796	-	69,796
State and municipal obligation	-	37,156	-	37,156
All other	-	3,313	134	3,447
Total assets	$500	110,265	134	110,899

Liabilities
Interest rate swap agreement	$-	5,293	-	5,293
Letters of credit	-	217	-	217
Total liabilities	$-	5,510	-	5,510

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	9,258	-	9,258
Collateral dependent impaired loans	-	-	1,671	1,671
Other assets
Other real estate owned	-	-	3,204	3,204
Loan servicing assets	-	-	3,297	3,297
Total assets	$-	9,258	8,172	17,430

The Company values impaired loans and other real estate owned at the time the loan is identified as impaired or when title to the property passes to the Company.  The fair values of such loans and real estate owned are estimated using Level 3 inputs in the fair value hierarchy.  Each loan’s collateral and real estate property has a unique appraisal and management’s consideration of any discount of the value is based on factors unique to each impaired loan and real estate property.  In estimating fair value, management may use the most recent available appraisal or may obtain an updated appraisal when, in management’s judgment, conditions have changed such that the most recent appraisal may not be reflective of current fair value.  The significant unobservable input in determining the fair value is management’s subjective discount on appraisals of the collateral securing the loan or real estate property, which ranges from 10%-50%.  Collateral for impaired loans may consist of real estate and/or business assets including equipment, inventory and/or accounts receivable and the value of these assets is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, estimated costs to sell, and/or management’s expertise and knowledge of the client and the client’s business.

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

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month period ended March 31, 2013 (in thousands).

March 31, 2013

Securities available for sale, beginning of period	$124
Unrealized gain included in other comprehensive income	10
Securities available for sale, end of period	$134

The following table presents for each of the fair-value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at December 31, 2012, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored
enterprise obligations	-	60,176	-	60,176
State and municipal obligation	-	38,686	-	38,686
All other	-	3,292	120	3,412
Total assets	$500	102,154	120	102,774

Liabilities
Interest rate swap agreement	$-	6,162	-	6,162
Letters of credit	-	192	-	192
Total liabilities	$-	6,354	-	6,354

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	21,113	-	21,113
Collateral dependent impaired loans	-	-	1,200	1,200
Other assets
Other real estate owned	-	-	3,556	3,556
Loan servicing assets	-	-	3,221	3,221
Total assets	$-	21,113	7,977	29,090

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

(11) Accounting Pronouncements Implemented in the Current Year

We implemented the following Accounting Standards Updates (ASU) as of January 1, 2013 with no material impact to our financial condition or results of operations:

ASU 2011-11 Disclosures about Offsetting Assets and Liabilities, issued December 2011, and ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, issued January 2013. The amendments in these Updates require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The amendments are intended to bring closer convergence of US GAAP with International Financial Reporting Standards (IFRS). The ASU applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The Company does not currently engage in these types of transactions.

ASU 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment, issued July 2012. The amendments in this update permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this Update, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08.  The Company has recorded no indefinite-lived intangible assets.

ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, issued February 2013. The amendments in this Update seek to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments do not change the current requirements for accounting or reporting net income or other comprehensive income in financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. This discussion and analysis supplements our Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report.

Critical Accounting Estimates

We are instructed, pursuant to SEC guidance, to evaluate and disclose those accounting estimates that we judge to be critical - those most important to the portrayal of the Company's financial condition and results, and that require our most difficult, subjective and complex judgments. We consider the Allowance for Loan Losses (allowance) as critical given the inherent uncertainty in evaluating the levels of the allowance required to reflect credit losses in the portfolio.  We also consider the valuation of investment securities for Other-Than-Temporary-Impairment (OTTI) as critical in the current market environment given the lack of an active and liquid market for a small number of our holdings. There has been no change in our methodology for estimating the allowance or securities’ valuation, which is fully described within the 2012 Annual Report.

Significant Corporate Events

In accordance with Canandaigua National Corporation’s CEO succession plan, established in September 2010, Mr. George W. Hamlin, IV stepped down as Chief Executive Officer of Canandaigua National Corporation effective Friday, March 29, 2013. He will continue as Chairman of the Board of the Canandaigua National Corporation and as a full-time employee of the subsidiary, Canandaigua National Bank & Trust Company as an Officer & Senior Policy Advisor.

The Board of Directors unanimously approved the appointment of Frank H. Hamlin, III to the position of President and Chief Executive Officer of Canandaigua National Corporation, effective Friday, March 29, 2013. Frank was named President in 2011 and has served as a member of the Board of Directors since 2004.

Financial Overview

Total assets at March 31, 2013 were $1,914.4 million compared to $1,887.0 million at December 31, 2012.  Diluted earnings per common share for the first quarter of 2013 was up 44% to $2.63 from $1.83 in the same quarter of 2012. Net income in each of these periods was $5.1 million and $3.5 million, respectively.

Complementing the improved earnings per share was a $0.3 million (1.3%) increase in total revenues, lower provision for loan losses, and a substantial drop in operating expenses driven by a lower stock appreciation rights accrual compared to 2012. Despite a general decline in asset yields, net interest income grew slightly due to higher volumes of earning assets and a decline in interest costs. The lower provision for loan losses was driven by lower net new loans and good credit quality. Reflecting continued organic growth, total operating expenses, exclusive of salaries and benefits, increased a modest 3.4%.

We continue to experience portfolio loan growth, and with a moderation of interest rates in the first quarter of 2013, we were able to find more attractive investment securities and grew the available-for sale portfolio.  All of this asset growth was funded by an increase in deposits.  Off-balance sheet, both the book value and fair value of Assets under Administration grew since the beginning of the year, reflecting new customer accounts and an overall improvement in stock market performance.

Financial Condition (three months ended March 31, 2013)

At March 31, 2013, total assets were $1,914.4 million, up $27.4 million or 1.5% from $1,887.0 million at December 31, 2012.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $115.9 million at March 31, 2013, and increased $24.7 million this quarter.  This increase was seasonal, and associated with higher municipal deposit balances due to property tax collections.

The securities portfolio grew to $287.4 million, a $8.8 million increase from December 31, 2012. With market rates stabilizing we experienced a lower volume of called securities during the quarter than in 2012. During much of 2012 we experienced a relatively high level of security calls (i.e., issuers repaid debt obligations before their stated maturities) due to market interest rate declines. This decline made it beneficial for issuers to call outstanding higher cost obligations and replace them with lower cost obligations. With this lower rate environment we found fewer investments with attractive terms (rate, maturity, credit quality) in which to invest.  With low rates and little inventory in the market, our purchases did not keep pace with maturities and calls until this quarter. Should rates fall again, we will likely experience similar call volume as in 2012.  Should that be the case, we will continue to pursue the purchase of securities to replace called securities.  However, our ability to do so will be restricted by the low supply of high-quality US government sponsored enterprise obligations and municipal obligations, our preferred investment choices.

The securities portfolio consists principally of New York State municipal obligations (74% of total at March 31, 2013) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at March 31, 2013, that there are none considered to be other than temporarily impaired.

During the weak economic cycle that began in late 2008, a handful of non-New York State municipalities have declared bankruptcy.  Much continues to be written about high debt loads and unrecorded pension obligations of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance. At March 31, 2013, 96% of the portfolio was rated A or better, 2% BBB, and 2% was unrated. In addition, 65% of the obligations were backed by third-party credit support, and 32% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at March 31, 2013.

In the available-for-sale portfolio, the Company holds 4 issuances bank trust-preferred securities totalling less than $1.0 million and an adjusted cost basis of $1.1 million.  These securities are backed by debt obligations of banks, with approximately $0.8 million of the securities backed by two of the largest U.S. banks and $0.1 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  The Company recognized cumulative OTTI amounting to $0.9 million on one CDO over several years. Management sold a portion of this security in 2011 and intends to sell the remainder in whole or in part over time. Although we do not have current plans to sell the other three securities, we would consider so if pricing was advantageous on an after-tax basis.

Portfolio loans, loans exclusive of loans held for sale, grew $5.6 million during the first quarter of 2013. Due to a decline in loans held for sale, the gross portfolio fell and totaled $1,443.1 million compared to $1,449.2 million at December 31, 2012. The increase in portfolio loans continues multiple quarters of net growth.  During this quarter, as expected, we saw an increase in commercial mortgages given the strength in our pipeline, and in mortgage loans due to low rates and the beginning of the spring buying season.  Consistent with our plans laid out in the second quarter of 2012, we saw slower growth in the indirect automobile portfolio, allowing the other loan portfolios to grow.  Looking to the second quarter, we expect to see continued intense competition from banks, finance companies, and credit unions.  With respect to our balance sheet, we expect all loan portfolios to show continued increases.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at March 31, 2013, were $1,690.4 million and were up $27.6 million from December 31, 2012.  Growth occurred in lower interest cost categories.  Net growth was seen mostly in consumer and municipal deposits while commercial deposits fell.  We continued to experience declines in time deposits, both consumer and business, and expect that to trend throughout 2013 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits are redeposited in other deposit types, there was no impact on overall liquidity.  However, the total cost of deposits (interest expense) did fall due to lower reinvestment rates available to depositors. Looking to the coming quarter, total deposits are expected to grow modestly, and costs to fall slightly.

Borrowings of $4.2 million reflect future, discounted payments due to the seller of OBS, and fell $0.2 million in 2013 due to a payment on this obligation.  As more fully discussed in the 2012 Annual Report, $3.5 million is due November 2013, with the remainder due over time as a proportion of OBS’s gross revenue growth.  We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended March 31, 2013)

Net interest income grew $0.1 million or 0.5% for the quarter compared to the same quarter in 2012, reflecting the impact of higher earning assets offset by lower net interest margin and spread.  Average earning asset balances grew $135 million and were invested in loans. With general interest rates remaining low we have seen both asset yields and liability costs fall year over year as maturing products are replaced at lower interest rates.  Given the length of this very low interest rate environment, we are not likely to find opportunities to significantly lower rates on deposit products, yet falling rates on earning assets will continue to negatively impact interest rate spread and margin.

On a tax-equivalent basis, compared to the same quarter in 2012, the overall net growth in interest-earning assets and interest-bearing liabilities had a $1.5 million positive impact on net interest income, and the change in rates had a $1.6 million negative impact. Net interest margin was 3.82% for the first quarter of 2013, down from 4.14% for the same quarter in 2012.

Net interest spread fell 30 basis points from 2012. As we discussed in our 2012 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended March 31, 2013 and 2012 follows (dollars in thousands).

	2013			2012
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$74,191	$42	0.23%	$69,096	$39	0.23%
Securities	280,440	2,244	3.20	279,526	2,710	3.88
Loans, net	1,419,875	16,415	4.62	1,291,374	16,450	5.10
Total interest-earning assets	1,774,506	$18,701	4.22%	1,639,996	$19,199	4.68%
Non interest-earning assets	114,093			118,625
Total assets	$1,888,599			$1,758,621

Total deposits	$1,395,251	$1,168	0.33%	$1,322,586	$1,503	0.45%
Total debt	56,309	608	4.32	51,547	726	5.63
Total interest-bearing liabilities	1,451,560	$1,776	0.49%	1,374,133	$2,229	0.65%
Non-interest bearing liabilities	290,836			251,023
Equity	146,203			133,465
Total liabilities and equity	$1,888,599			$1,758,621

Interest rate spread			3.73%			4.03%
Net interest margin		$16,925	3.82%		$16,970	4.14%

The provision for loan losses was $0.7 million for the 2013 first quarter, nearly 40% lower than the same quarter last year. The provision for both periods was primarily driven by a higher overall loan portfolio balance, coupled with stable asset quality and lower net charge-offs, but 2013’s loan growth was much slower than 2012’s. Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total non-interest income for the quarter ended March 31, 2013 increased 2.7% to $8.3 million from $8.1 million in 2012.  Service charges on deposit accounts remained flat with slightly lower revenues from account activities fees and slightly higher revenues from electronic banking services.  We expect this flat trend to continue through the middle of the year with an increase in the latter half of 2013 following a planned increase in select charges and fees.

Trust and investment services income grew to $3.6 million for the first quarter of 2013, an 11.1% increase compared to the same quarter in 2012. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue throughout 2013 with year-over-year growth rates expected to be in the 5% range.

The following table presents information about period-end book value and fair value of assets under administration (dollars in thousands).

	Assets Under Administration
	as of
	(in thousands)

	March 31,	December 31,	March 31,
	2013	2012	2012

Book value	$1,920,086	1,879,397	1,748,111

Fair value	$2,231,909	2,115,346	1,991,810

Brokerage and investment sub advisory services income primarily reflects revenues from OBS’s operations.  These show a decline year over year mostly due to higher costs of sales to new customers in 2013 relative to 2012. We expect these costs to fall on a relative basis in the coming quarters and should see quarter over quarter revenue growth for the remainder of 2013.

The net gain on sale of mortgages in the first quarter 2013 was nearly double the same quarter in 2012.  The total volume of closed loans was about the same (See table below), but the volume of refinance activity was higher as well as the proportion of loans sold (not retained in portfolio).  For the next two quarters we will be entering the heavy home buying season for our region.  Thus, we expect closed loan volume be higher than this past quarter’s.  With continuing low interest rates we also expect the percentage of loans retained in portfolio to be relatively low (below 25%).

CNB Mortgage Closed Loans by Type
For the three-month periods ended March 31,
(dollars in thousands)

	2013	2012
Purchase money mortgages	$24,975	28,495
Refinance mortgages	45,432	41,514
Total mortgage originations	$70,407	70,009

Percentage of loans retained in portfolio	16.9%	26.9%

Loan servicing fee income was about 10% higher in 2013 than in 2012 with higher gross revenue more than offsetting higher amortization of servicing rights caused by a higher year-over-year amortizable balance. We expect this historical level of income for the Company to remain as long as rates stay low and we sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for Freddie Mac stood at $554.5 million at March 31, 2013 compared to $528.3 million at December 31, 2012, and $469.9 million at March 31, 2012.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $104.7 million at March 31, 2013 compared to $109.4 million at December 31, 2012, and $115.4 million at March 31, 2012.

All other non-interest income fell for the quarter compared to the same quarter in 2012, and can fluctuate from time to time depending upon earnings from our nonmarketable investments, and other real estate owned (ORE) activity. The decline in this quarter relative to 2012’s came from lower gains on sale and lower operating income from ORE due to our sales of several properties over the past twelve months.  Concurrently, we experienced lower ORE-related operating expenses. In the coming quarters we expect to see continued lower year-over-year revenues from ORE due to property liquidations, however the extent and timing cannot be determined.

Total operating expenses fell $1.5 million for the quarter ended March 31, 2013 compared to the same three-month period in 2012. Of this, $1.7 million was due to a higher accrual for stock appreciation rights liability in 2012.  In each of the other categories we saw minor dollar fluctuations mainly due to seasonal activities. Overall, for 2013 we expect operating expenses to increase during the year consistent with our business growth goals. However, we are engaged in on-going evaluations of operating expenses and operational processes to search for and eliminate costs providing little to no value to our customers, community or shareholders.

The quarterly effective tax rate was 33.5% in 2013 and 29.7% in 2012.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle in the 31% - 35% range through 2013 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Liquidity

There has been no material change from December 31, 2012 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At March 31, 2013 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold and continued deposit inflows, we foresee no borrowings in the coming quarter; though we might consider raising medium- or long-term borrowings for interest rate risk management purposes.

For the three months ended March 31, 2013, cash flows from all activities provided $24.7 million in net cash and cash equivalents versus using $21.2 million for the same period in 2012.  In both years the principal source of cash inflows was deposits and the principal use was lending activities.

Net cash provided by operating activities was $13.6 million in 2013 versus $1.5 million in 2012.  Both the largest source and use of operating cash during each year were loans held for sale with origination activity similar, but sales activity was much higher in 2013. Excluding the effect of loans held for sale, operating activities provided $1.8 million and $5.6 million cash for each of the three-month periods in 2013 and 2012, respectively.

During the first three quarters of 2013, investing activities used $16.0 million in cash and equivalents compared to using $56.8 million during the same period of 2012. Securities activities used $9.4 million cash in 2013, while in 2012 these activities provided $7.9 million.  Loan activities used significant amounts of cash in 2012 ($65.5 million) while in 2013 loan activities used considerably less ($6.7 million). For the remainder of the year we expect both securities and loan activities to utilize cash.

Cash provided by financing activities was $27.0 million in the first quarter of 2013 versus $34.1 million in the same period of 2012.  The main contributor in both periods was deposit activity.

For the remainder of 2013, cash for growth is expected to come primarily from operating activities and customer deposits.  Customer deposit growth is expected to come from all depositor types.

Contractual obligations and commitments

Less material, but a part of our ongoing operations, and expected to be funded through normal operations, are liquidity uses such as lease obligations, long-term debt repayments, and other funding commitments. There has been no material change from the information disclosed in our 2012 Annual Report.

Also, as discussed more fully in our 2012 Annual Report, in the normal course of business, various commitments and contingent liabilities are outstanding. Because many commitments and almost all letters of credit expire without being funded in whole or in part, the notional amounts are not estimates of future cash flows.  The following table presents the notional amount of the Company's significant commitments. Most of these commitments are not included in the Company's consolidated balance sheet (in thousands).

	March 31, 2013	December 31, 2012
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$148,056	134,054
Commercial real estate and construction	$36,864	36,257
Residential real estate at fixed rates	$4,413	5,261
Home equity lines of credit	$217,737	210,236
Unsecured personal lines of credit	$17,469	23,492
Standby and commercial letters of credit	$14,480	13,100
Commitments to sell real estate loans	$9,282	21,113

Capital Resources

Under the regulatory framework for prompt corrective action, as of March 31, 2013, the Company and Bank are categorized as "well-capitalized."  This is unchanged from December 31, 2012, and management anticipates no change in this classification for the foreseeable future. As discussed in the 2012 Annual Report, banking regulators are considering changes in capital requirements.  No new developments have occurred since year end.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	Three-Months	Twelve-Months	Three-Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
	2013	2012	2012

Allowance as a percentage of total period end loans	1.21%	1.19%	1.25%

Allowance as a percentage of non-performing loans	106.72%	93.65%	84.58%

Net charge-offs to average loans (annualized)	0.17%	0.23%	0.13%

Non-performing loans to total period-end loans	1.13%	1.28%	1.47%

Non-performing assets to total period-end
loans and other real estate	1.35%	1.52%	1.70%

The provision for loan losses for the three-month period ended March 31, 2013 was lower than the same period in 2012, due to substantially lower net loan growth. The balance in the allowance for loan losses increased year over year and was impacted by portfolio growth and higher quantitative factors from the eight-quarter loss migration applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowance associated with commercial and industrial loans were reduced due to lower quantitative factors. As discussed more fully in the 2012 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at March 31, 2013 is appropriate at $17.4 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the first three months of 2013 were up modestly from the same period of 2012, but still remain at historically low levels.  Net charge-offs to average loans for the first three months increased in 2013 to 17 basis points compared to 13 basis points in 2012, but remained well below 2012’s full year figure of 23 basis points. In the coming quarter, we anticipate annualized net charge-offs in the 20-25 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $16.3 million at March 31, 2013, down from $18.5 million at December 31, 2012, and down from $19.9 million at March 31, 2012.  The general decline in non-performing loans since a year ago came mainly in commercial-related loans.

Other real-estate owned has fallen $0.4 million since December 31, 2012 to $3.2 million at March 31, 2013, due to property liquidations, and is about the same net balance as the first quarter of 2012. Given the current economic climate, we can expect additional foreclosures in the coming periods, as well as liquidations of existing real-estate owned.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $15.9 million at March 31, 2013 from $19.4 million at March 31, 2012 due to improvements in commercial and industrial loans, and since year end 2012, total impaired loans decreased $1.9 million mostly due to improvements in commercial real-estate loans.

At March 31, 2013 we identified 88 loans totaling $15.9 million that were considered impaired.  Of these, 36, with an aggregate balance outstanding of $10.2 million were analyzed on a loan-by-loan basis, 5 of which, with an aggregate balance of $1.7 million, had specific reserves calculated amounting to $0.6 million. The remaining 52 loans totaling $5.7 million were evaluated for impairment on a collective basis.

Regional economic conditions continue to improve slowly.  Despite this, as in all economic cycles, we can anticipate more loans, though we know of no material ones, which will become impaired in the coming quarters.  Concurrently, we expect some loans, which are currently impaired, to improve over this same period, and we will likely see some impaired loans decline to loss status. Accordingly we do not expect the level of impaired loans to substantially change throughout the rest of 2013.

Impact of Financial Regulation Legislation

Management continues to navigate the myriad regulations and pronouncements resulting from the July 21, 2010 passing of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). Most of the major regulations have yet to be enacted, but planning and managing their implementation requires considerable forethought.  Our employees are working tirelessly to develop cost-effective solutions.  The provisions expected to most significantly impact us are more fully described in the 2012 Annual Report.

Recent Accounting Standards to be implemented in Future Periods

During the first quarter of 2013, the Financial Accounting Standards Board issued a number of Accounting Standards Updates (ASU’s) none of which are expected to impact the Company upon their effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2012 Annual Report, we expected market interest rates for 2013 would remain fairly steady for most of the year at current historic lows with no measurable increase expected until 2015.  We have no reason at this time to change that expectation.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at March 31, 2013 and December 31, 2012.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2013	2012
200	(2)%	-%
100	(2)	(2)
No change	-	-
-100	(1)	-
-200	(1)	-

Our model suggests our interest rate risk has increased slightly from year end for both upward and downward changes in rates. Our exposure to increasing rates grew, because longer-term earning assets will be slower to reprice in amount and magnitude than shorter-term deposit liabilities.  Our exposure to downward rate movements has increased, because already very low cost deposits have little room to decline further, while asset yields, particularly (short-term maturity) securities and indirect loans may fall further.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2013, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the first quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

There has been no material change to the risk factors disclosed in the 2012 Annual Report.

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

The following table sets forth, for the monthly periods in 2013, a summary of these transactions.

	Total	Average
	Shares	Price Per
Date	Purchased (Sold) (#)	Share ($)	Purpose

March	990	$141.61	Treasury

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other information

Unresolved Staff Comments

None

Common Stock Trades

While the Company's stock is not actively traded, from time to time, shareholders sell shares to interested persons in sealed-bid public auctions administered by the Bank’s Trust Department at the request of selling shareholders. Our stock is not listed with a national securities exchange. Due to the limited number of transactions, the quarterly high, low and weighted average sale prices may not be indicative of the actual market value of the Company's common stock. The following table sets forth a summary of transactions by selling shareholders and bidders in the Company's common stock during each period for transactions that were administered by the Bank’s Trust Department:

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

January 24, 2013	2,219	$141.61	$165.00	$135.00
March 28, 2013	2,690	$142.25	$175.00	$135.01

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2013	1,526	$128.56	$136.00	$122.25

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 7 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three-months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three-months ended March 31, 2013 and 2012; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three-months ended March 31, 2013 and 2012; and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

May 8, 2013	/s/ Frank H. Hamlin, III
Date	Frank H. Hamlin, III
President and Chief Executive Officer

May 8, 2013	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer