Form 10-Q
period 2013-06-30
CANANDAIGUA NATIONAL CORP
filed 2013-08-09
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

The registrant had 1,890,566 shares of common stock, par value $5.00, outstanding at July 24, 2013.

Forward-Looking Statements

This report, including information incorporated by reference, contains, and future filings by Canandaigua National Corporation on Forms 13-F, 10-K, 10-Q and 8-K and future oral and written statements, press releases, and letters to shareholders by Canandaigua National Corporation and its management may contain, certain "forward-looking statements" intended to qualify for the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. When used or incorporated by reference in the Company's disclosures and documents, the words "anticipate," "believe," "contemplate," "estimate," "expect," "foresee," "project," "target," "goal," "budget" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act. Such forward-looking statements are subject to certain risks discussed within this document and the Company’s most recent Annual Report on Form 10-K, including under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K. These forward-looking statements are based on currently available financial, economic, and competitive data and management's views and assumptions regarding future events. These forward-looking statements are inherently uncertain, so should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, targeted, or budgeted. Certain matters which management has identified, which may cause material variations are noted elsewhere herein and in the Company’s other publicly filed reports. These forward-looking statements speak only as of the date of the document. We expressly disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein.  We caution readers not to place undue reliance on any of these forward-looking statements.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q June 30, 2013

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS At June 30, 2013 (unaudited) and December 31, 2012 (dollars in thousands, except per share data)

	June 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$36,925	47,748
Interest-bearing deposits with other financial institutions
of which $2,650 and $6,311 respectively, is restricted	3,334	8,767
Federal funds sold	59,834	34,644
Securities:
- Available for sale, at fair value	102,631	102,774
- Held-to-maturity (fair value of $173,026 and $180,015, respectively)	171,322	175,850
Loans - net	1,457,610	1,441,455
Premises and equipment – net	14,732	15,119
Accrued interest receivable	6,445	6,596
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,917	2,733
Goodwill	15,570	15,570
Intangible assets – net	5,607	6,233
Prepaid FDIC assessment	-	2,824
Other assets	26,151	26,715
Total Assets	$1,903,078	1,887,028

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$296,055	283,547
Interest bearing	198,414	196,478
Savings and money market	835,653	812,485
Time	345,705	370,353
Total deposits	1,675,827	1,662,863
Borrowings	4,167	4,296
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	19,756	23,959
Total Liabilities	1,751,297	1,742,665

Canandaigua National Corporation stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued	9,732	9,732
Additional paid-in-capital	10,003	9,974
Retained earnings	138,741	129,502
Treasury stock, at cost (55,930 shares and
40,993 shares, respectively)	(6,235)	(4,046)
Accumulated other comprehensive income, net	(2,242)	(2,937)
Total Canandaigua National Corporation Stockholders' Equity	149,999	142,225
Non-controlling interests	1,782	2,138
Total Equity	151,781	144,363
Total Liabilities and Equity	$1,903,078	1,887,028

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and six-month periods ended June 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012
Interest income:
Loans, including fees	$16,509	16,343	$32,924	32,793
Securities	1,523	1,819	3,092	3,722
Federal funds sold	35	31	75	66
Other	2	3	4	7
Total interest income	18,069	18,196	36,095	36,588
Interest expense:
Deposits	1,102	1,456	2,270	2,959
Borrowings	17	22	34	52
Junior subordinated debentures	578	702	1,169	1,398
Total interest expense	1,697	2,180	3,473	4,409
Net interest income	16,372	16,016	32,622	32,179
Provision for loan losses	1,000	1,150	1,700	2,300
Net interest income after provision for loan losses	15,372	14,866	30,922	29,879

Non-interest income:
Service charges on deposit accounts	2,939	2,854	5,698	5,677
Trust and investment services income	3,807	3,172	7,382	6,391
Brokerage and investment subadvisory services income	543	686	709	1,234
Net gain on sale of mortgage loans	945	970	2,085	1,569
Loan servicing income, net	223	226	449	430
Loan-related fees	87	171	172	243
Loss on securities transactions, net	(37)	(85)	(99)	(91)
Other non-interest income	429	837	865	1,484
Total non-interest income	8,936	8,831	17,261	16,937

Operating expenses:
Salaries and employee benefits	9,657	9,417	18,669	20,172
Occupancy, net	2,013	2,058	3,963	4,104
Technology and data processing	1,351	1,342	2,617	2,552
Professional and other services	1,142	1,031	1,993	1,881
Marketing and public relations	873	745	1,398	1,354
Office supplies, printing and postage	403	425	809	846
Intangible amortization	316	501	626	704
Other real estate operations	296	137	522	455
FDIC insurance	274	284	595	567
Other operating expenses	1,874	1,354	3,551	2,697
Total operating expenses	18,199	17,294	34,743	35,332

Income before income taxes	6,109	6,403	13,440	11,484
Income taxes	2,090	1,955	4,551	3,465
Net income attributable to noncontrolling interests and
Canandaigua National Corporation	4,019	4,448	8,889	8,019
Less: Net loss attributable to noncontrolling interests	(134)	(108)	(350)	(66)
Net income attributable to Canandaigua National Corporation	$4,153	4,556	$9,239	8,085

Basic earnings per share	$2.18	2.41	$4.85	4.28

Diluted earnings per share	$2.15	2.36	$4.77	4.19

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

[WITH RESPECTIVE TAX INFORMATION PRESENTED PARENTHETICALLY]
For the three- and six-month periods ended June 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,

	2013	2012
Net income attributable to noncontrolling interest and
Canandaigua National Corporation	$4,019	4,448
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $1,185 and ($1,059)	1,713	(1,568)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($1,028) and ($45)	(1,555)	37
Plus reclassification adjustment
for realized gains and losses included in
"Loss on securities transactions, net"
net of taxes of $16 and $13	21	40
Other comprehensive income	$179	(1,491)
Total comprehensive income	4,198	2,957

Comprehensive income attributable
to the noncontrolling interest	$(134)	(108)
Comprehensive income attributable to the Company	$4,064	2,849

	Six Months Ended
	June 30,

	2013	2012
Net income attributable to noncontrolling interest and
Canandaigua National Corporation	$8,889	8,019
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $1,524 and ($629) respectively	2,243	(896)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($1,046) and ($183) respectively	(1,596)	(182)
Plus reclassification adjustment
for realized gains and losses included in
"Loss on securities transactions, net"
net of taxes of $30 and $1 respectively	48	2
Other comprehensive income	$695	(1,076)
Total comprehensive income	9,584	6,943

Comprehensive income attributable
to the noncontrolling interest	$(350)	(66)
Comprehensive income attributable to the Company	$9,234	6,877

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six-month periods ended June 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other	Non-
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive	controlling
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2012	1,905,503	$9,732	9,974	129,502	(4,046)	(2,937)	2,138	144,363
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $1,524		-	-	-	-	2,243	-	2,243
Change in unrealized gain on
on securities available for sale,
net of taxes of ($1,046)		-	-	-	-	(1,596)	-	(1,596)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $30		-	-	-	-	48	-	48
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	9,239	-	-	(350)	8,889
Total comprehensive income		-	-	9,239	-	695	(350)	9,584
Purchase of treasury stock	(15,391)	-	-	-	(2,225)	-	-	(2,225)
Shares issued as compensation	454	-	29	-	36	-	-	65
Change in non-controlling interest		-	-	-	-	-	(6)	(6)
Balance at June 30, 2013	1,890,566	$9,732	10,003	138,741	(6,235)	(2,242)	1,782	151,781

Balance at December 31, 2011	1,887,254	$9,732	8,834	120,675	(4,912)	(1,455)	2,364	135,238
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($629)		-	-	-	-	(896)	-	(896)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($183)		-	-	-	-	(182)	-	(182)
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of $1		-	-	-	-	2	-	2
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	8,085	-	-	(66)	8,019
Total comprehensive income		-	-	8,085	-	(1,076)	(66)	6,943
Purchase of treasury stock	(1,436)	-	-	-	(222)	-	-	(222)
Shares issued as compensation	243	-	17	-	20	-	-	37
Cash dividend - $ 1.50 per share		-	-	(2,831)	-	-	-	(2,831)
Balance at June 30, 2012	1,886,061	$9,732	8,851	125,929	(5,114)	(2,531)	2,298	139,165

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six-month periods ended June 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	2013	2012
Cash flow from operating activities:
Net income attributable to Canandaigua National Corporation	$9,239	8,085
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	3,565	3,502
Provision for loan losses	1,700	2,300
Gain on sale of premises and equipment and other real estate, net	(9)	95
Writedown of other real estate	310	73
Deferred income tax benefit	(83)	(1,320)
(Income) loss from equity-method investments, net	(113)	(16)
Loss on security transactions, net	99	91
Gain on sale of mortgage loans, net	(2,085)	(1,569)
Originations of loans held for sale	(115,448)	(124,864)
Proceeds from sale of loans held for sale	124,298	122,227
Change in other assets	1,730	(1,016)
Change in all other liabilities	(436)	(1,518)
Net cash provided by operating activities	22,767	6,070

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	32,543	57,108
Purchases	(35,083)	(43,391)
Securities held to maturity:
Proceeds from maturities and calls	21,278	25,668
Purchases	(17,673)	(27,300)
Loan originations in excess of principal collections, net	(25,734)	(111,986)
Purchase of premises and equipment, net	(845)	(971)
Calls of FHLB stock, net of purchases of FHLB and FRB stock	(186)	(86)
Other investments - net	(19)	75
Proceeds from sale of other real estate	1,601	2,346
Net cash used by investing activities	(24,118)	(98,537)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	37,612	95,361
Net decrease in time deposits	(24,648)	(12,394)
Principal repayments of term borrowings	(163)	-
Proceeds from sale of treasury stock	65	37
Payments to acquire treasury stock	(2,225)	(222)
Change in noncontrolling interest, net	(356)	(66)
Dividends paid	-	(2,831)
Net cash provided by financing activities	10,285	79,885

Net increase (decrease) in cash and cash equivalents	8,934	(12,582)
Cash and cash equivalents - beginning of period	91,159	126,740
Cash and cash equivalents - end of period	$100,093	114,158

Supplemental disclosure of cash flow information:
Interest paid	$3,510	4,406
Income taxes paid	3,836	3,653

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$1,114	1,265

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the 2012 Annual Report (defined below) of the Company filed with the SEC. Accordingly; they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2013 are summarized as follows:

	June 30, 2013
		Gross Unrealized
	Amortized			Fair
	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored enterprise obligations	71,355	110	(2,196)	69,269
State and municipal obligations	28,736	796	(26)	29,506
Corporate obligations (1)	1,073	25	(169)	929
Equity securities	2,293	173	(39)	2,427

Total Securities Available for Sale	$103,957	1,104	(2,430)	102,631

	(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$5	-	-	5
State and municipal obligations	170,577	2,298	(789)	172,086
Corporate obligations	740	195	-	935

Total Securities Held to Maturity	$171,322	2,493	(789)	173,026

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities by years to maturity as of June 30, 2013, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$11,063	11,174	30,572	30,986
1 to 5	23,065	23,724	133,852	135,069
5 to 10	63,768	61,675	6,158	6,036
10 and over	3,768	3,631	740	935

Total	$101,664	100,204	171,322	173,026

(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at June 30, 2013, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$61,363	2,147	5,104	49	66,467	2,196
State and municipal obligations	1,232	18	1,218	8	2,450	26
Corporate obligations	-	-	891	169	891	169
Equity securities	961	39	-	-	961	39

Total temporarily impaired securities	63,556	2,204	7,213	226	70,769	2,430

Securities Held to Maturity:
State and municipal obligations	$39,947	662	16,666	127	56,613	789

Total temporarily impaired securities	$39,947	662	16,666	127	56,613	789

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company generally does not intend to sell securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

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

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

contractual terms of the loan agreement. When a loan is considered to be impaired, and sufficient information exists to make a reasonable estimate of the inherent loss, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  In the absence of sufficient, current data to make a detailed assessment of collateral values or cash flows, management measures impairment on a pool basis using historical loss factors experienced with similarly impaired loans. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are generally applied to reduce the principal balance outstanding. In considering loans for evaluation of specific impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a “troubled debt restructuring.” These loans are collectively evaluated for risk of loss on a pool basis.

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

The major classifications of loans at June 30, 2013 and December 31, 2012, follow (in thousands), along with a description of their underwriting and risk characteristics:

	June 30,	December 31,
	2013	2012

Commercial and industrial	$201,741	213,467
Mortgages:
Commercial	540,542	525,413
Residential - first lien	292,382	286,972
Residential - junior lien	99,176	100,099
Consumer:
Automobile - indirect	299,100	283,836
Other	17,964	18,323
Other, including loans held for sale	14,348	21,113

Total loans	1,465,253	1,449,223
Plus - Net deferred loan costs	10,143	9,549
Less - Allowance for loan losses	(17,786)	(17,317)

Loans - net	$1,457,610	1,441,455

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

Consumer Automobile- Indirect Loans:  The Company funds indirect automobile loans -- loans processed by automobile dealers on behalf of the Bank. These loans carry a fixed rate of interest with principal repayment terms typically ranging from one to seven years, based upon the nature of the automobile, the size of the loan, and the credit score of the borrower. Although secured by a vehicle these loans carry a higher risk of loss than real-estate secured loans, particularly in the early years of  the loan, because automobiles are depreciating assets whose value declines over time, and at a more rapid rate than the related loan’s principal balance.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables, for each of the three-month periods presented, provide an analysis of the allowance for loan losses by loan type (in thousands):

Three Months Ended June 30, 2013			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$2,864	2,362	2,820	473	6,765	948	-	1,191	17,423
Charge-offs	(200)	(21)	(162)	(3)	(558)	(82)	-	-	(1,026)
Recoveries	69	-	4	2	254	60	-	-	389
Provision	832	(1,021)	305	27	893	34	-	(70)	1,000
Ending Balance	$3,565	1,320	2,967	499	7,354	960	-	1,121	17,786

Three months ended June 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$4,878	1,282	1,907	534	5,861	1,222	-	1,157	16,841
Charge-offs	(240)	(278)	(154)	-	(165)	(118)	-	-	(955)
Recoveries	39	1	4	10	135	48	-	-	237
Provision	(394)	675	362	(62)	686	(198)	-	81	1,150
Ending Balance	$4,283	1,680	2,119	482	6,517	954	-	1,238	17,273

The balance in the allowance for loan losses increased to $17.8 million at June 30, 2013 compared to $17.4 million at March 31, 2013 and from $17.3 million at June 30, 2012. In determining the level of allowance necessary, we considered a number of factors. The most significant factor in the second quarter of 2013 was growth in the portfolio, which amounted to an annualized rate of 6.0% for the three-month period from June 30, 2013. The balance in the allowance however increased at a lower annualized rate due to improvements in the overall credit quality of the portfolio. The allocation of the allowance among loan categories changed in the second quarter generally due to increases in the base loss factors for the Consumer Indirect and Residential Mortgage pools, offset by decreases in the allocations for the combined Commercial loan pools.  The lower Commercial allocations were attributed to improvements in quantitative loss factors, the historical eight-quarter net loss migration factor, and the levels of internally classified loans.

In evaluating the level of allowance necessary as of June 30, 2013, we considered a number of factors. The most significant factor in the first half of 2013 was growth in the portfolio. In addition to the impact of loan growth, specific portfolio factors impacted the allowance, which included, (a) a reduction in the quantitative loss factor applied to Pass-rated Commercial Mortgages, (b) stable net charge-off rates, and (c) a decline in the ratio of non-performing loans to total loans. The increase in the Consumer Indirect allowance for the second quarter was due to the portfolio’s growth and to an increase in net charge-offs. Economic conditions were also considered in our determination of the allowance. Given improvements we have seen in our local economy, we have reduced the economic qualitative factors that are applied to all portfolio pools for the second quarter.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an analysis of the allowance for loan losses by loan type, including a summary of the loan types individually and collectively evaluated for impairment as of and for the periods ended June 30, 2013 and, 2012, respectively (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio.  Loan balances included in the “Unallocated” column represent the balance of net deferred loan costs.

June 30, 2013			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$3,261	1,837	2,642	466	6,730	940	-	1,441	17,317
Charge-offs	(226)	(178)	(319)	(76)	(1,098)	(211)	-	-	(2,108)
Recoveries	117	103	5	3	547	102	-	-	877
Provision	413	(442)	639	106	1,175	129	-	(320)	1,700
Ending Balance	$3,565	1,320	2,967	499	7,354	960	-	1,121	17,786

of which:
Amount for loans individually
evaluated for impairment	$210	400	104	-	-	-	-	-	714
Amount for loans collectively
evaluated for impairment	$3,355	920	2,863	499	7,354	960	-	1,121	17,072
Balance of loans individually
evaluated for impairment	$1,993	7,652	401	45	-	-	-	-	10,091
Balance of loans collectively
evaluated for impairment	$199,748	532,890	291,981	99,131	299,100	17,964	14,348	10,143	1,465,305

June 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,393	994	1,786	521	4,839	916	-	646	16,095
Charge-offs	(431)	(278)	(229)	(3)	(448)	(276)	-	-	(1,665)
Recoveries	77	3	10	12	310	131	-	-	543
Provision	(1,756)	961	552	(48)	1,816	183	-	592	2,300
Ending Balance	$4,283	1,680	2,119	482	6,517	954	-	1,238	17,273

of which:
Amount for loans individually
evaluated for impairment	$912	221	-	-	-	-	-	-	1,133
Amount for loans collectively
evaluated for impairment	$3,371	1,459	2,119	482	6,517	954	-	1,238	16,140
Balance of loans individually
evaluated for impairment	$3,746	10,490	-	83	-	-	-	-	14,319
Balance of loans collectively
evaluated for impairment	$208,705	493,794	272,165	104,101	275,862	16,430	11,762	9,188	1,392,007

The ratio of the allowance to total loans approximated 1.21% at June 30, 2013, 1.19% at December 31, 2012 and 1.24% at June 30, 2012. This year-over year decrease was principally due to improvements in several key credit quality measurements: Internally classified loans (loans rated 6, 7,or 8) decreased, the percentage of non-performing loans to total loans decreased, and the ratio of net charge-offs to average loans remained steady. These factors offset higher allowance requirements due to year-over-year portfolio growth. Specific reserves for impaired loans of $0.7 million at June 30, 2013 were only slightly higher than the December 31, 2012 level of $.6 million but less than the June 30, 2012 level of $1.1 million.

The most significant allowance allocation change as a result of these improvements was a reduction in the base loss factor for Commercial Mortgages.  Commercial Mortgages showed declining historical net-charge-offs and improvements in other key risk metrics including past due, non-accrual and problem asset measures. Offsetting the reduced allowance for Commercial Mortgages were increases to the Commercial and Industrial, Residential Mortgage, and Consumer-Indirect pools resulting from loan growth and a higher base loss factor for the Residential Mortgage pool. The Consumer-indirect provision showed a net decrease when compared to the prior year due to slower portfolio growth in 2013, which was somewhat offset by a need for a higher provision due to higher net-chargeoffs in 2013 than in 2012.

Finally, due to continued improving economic conditions in our market (increased auto sales, increased home sales, stable median home prices, and improving consumer confidence in the Rochester area from last year) a minor reduced economic factor adjustment was applied to the majority of the portfolio pools.

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables present the loan portfolio as of June 30, 2013 and December 31, 2012 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to re-evaluate. Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table.)

Credit Quality Indicator Analysis as of June 30, 2013

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	lien	lien	indirect	other	sale	Costs	Total
1-Superior	$13,070	-	-	-	-	440	-	-	13,510
2-Good	17,783	28,066	1,322	20	-	908	-	-	48,099
3-Satisfactory	55,206	228,498	1,702	99	-	-	-	-	285,505
4-Watch	42,288	206,428	8,001	303	-	-	-	-	257,020
5-Special Mention	5,809	14,855	-	-	-	-	-	-	20,664
6-Substandard	15,674	14,674	4,854	420	-	-	-	-	35,622
7-Doubtful	-	-	-	-	-	-	-	-	-
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$149,830	492,521	15,879	842	-	1,348	-	-	660,420
9 and not rated	51,911	48,021	276,503	98,334	299,100	16,616	14,348	10,143	814,976
Total	$201,741	540,542	292,382	99,176	299,100	17,964	14,348	10,143	1,475,396

Credit Quality Indicator Analysis as of December 31, 2012

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	lien	lien	indirect	other	sale	Costs	Total
1-Superior	$15,422	-	-	-	-	386	-	-	15,808
2-Good	15,422	28,236	1,409	-	-	974	-	-	46,041
3-Satisfactory	76,473	219,748	1,506	253	-	-	-	-	297,980
4-Watch	44,633	213,267	6,192	389	-	-	-	-	264,481
5-Special Mention	9,527	21,581	-	-	-	-	-	-	31,108
6-Substandard	17,164	16,895	5,063	377	-	-	-	-	39,499
7-Doubtful	-	-	-	-	-	-	-	-	-
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$178,641	499,727	14,170	1,019	-	1,360	-	-	694,917
9 and not rated	34,826	25,686	272,802	99,080	283,836	16,963	21,113	9,549	763,855
Total	$213,467	525,413	286,972	100,099	283,836	18,323	21,113	9,549	1,458,772

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a summary of information regarding nonaccruing loans and other nonperforming assets as of the end of the respective periods (in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012
Accruing loans 90 days or more delinquent	$202	722	314
Nonaccruing loans	14,919	17,770	20,106

Total nonperforming loans	15,121	18,492	20,420
Other real estate owned	3,271	3,759	3,426
(less write-down of other real estate owned)	(301)	(203)	(237)

Total nonperforming assets	$18,091	22,048	23,609

The following tables present, as of June 30, 2013 and December 31, 2012, additional details about the loan portfolio in the form of an aging analysis. Amounts exclude deferred fees and costs (in thousands).

Aging Analysis as of June 30, 2013

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$160	285	1,998	2,443	199,298	201,741	5	1,993
Commercial mortgages	2,397	-	7,652	10,049	530,493	540,542	-	7,652
Residential - first lien	1,608	648	4,854	7,110	285,272	292,382	-	4,854
Residential - junior lien	641	124	502	1,267	97,909	99,176	82	420
Consumer:
Automobile - Indirect	2,450	515	109	3,074	296,026	299,100	109	-
Other	98	15	6	119	17,845	17,964	6	-
Loans held-for-sale	-	-	-	-	14,348	14,348	-	-
	$7,354	1,587	15,121	24,062	1,441,191	1,465,253	202	14,919

Aging Analysis as of December 31, 2012

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$2,478	3,811	2,475	8,764	207,703	213,467	46	2,429
Commercial mortgages	1,365	1,167	10,116	12,648	512,765	525,413	-	10,116
Residential - first lien	4,369	1,013	5,048	10,430	276,542	286,972	201	4,847
Residential - junior lien	616	511	427	1,554	98,545	100,099	49	378
Consumer:
Automobile - indirect	2,758	701	412	3,871	279,965	283,836	412	-
Other	308	114	14	436	17,887	18,323	14	-
Loans held-for-sale	-	-	-	-	21,113	21,113	-	-
Total	$11,894	7,317	18,492	37,703	1,414,520	1,449,223	722	17,770

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the six-month	the year	the six-month
	period ended	ended	period ended
	June 30,	December 31,	June 30,
	2013	2012	2012

Recorded investment at period end	$14,919	17,770	20,106
Impaired loans with specific related allowance at period end	$2,237	1,200	3,823
Amount of specific related allowance at period end	$714	603	1,133
Average investment during the period	$16,840	19,014	19,461
Interest income recognized on a cash basis during the period	$72	433	138

The details of impaired loans as of and for the quarter ended June 30, 2013 and as of and for the year ended December 31, 2012 follow (in thousands):

June 30, 2013

		Unpaid	Specific	Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no specific allowance	Investment	Balance	Allowance	Investment	Recognized
Commercial and industrial	$1,426	1,959	-	1,502	18
Commercial mortgage	6,383	8,335	-	7,564	44
Residential mortgage - first lien	4,453	4,679	-	4,741	10
Residential mortgage - junior lien	420	442	-	407	-
Subtotal	12,682	15,415	-	14,214	72
With specific allowance
Commercial and industrial	567	673	210	1,016	-
Commercial mortgage	1,269	1,470	400	1,510	-
Residential mortgage - first lien	401	401	104	100	-
Subtotal	2,237	2,544	714	2,626	-
Total	$14,919	17,959	714	16,840	72
Summary by portfolio:
Commercial	$9,645	12,437	610	11,592	62
Residential	5,274	5,522	104	5,248	10
Total	$14,919	17,959	714	16,840	72

December 31, 2012
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no specific allowance	Investment	Balance	Allowance	Investment	Recognized
Commercial and industrial	$1,592	2,042	-	1,604	202
Commercial mortgage	9,753	11,407	-	8,830	112
Residential mortgage - first lien	4,847	5,110	-	4,663	84
Residential mortgage - junior lien	378	391	-	329	33
Consumer - indirect	-	-	-	-	2
Subtotal	16,570	18,950	-	15,426	433
With specific allowance
Commercial and industrial	837	924	515	1,759	-
Commercial mortgage	363	445	88	1,829	-
Subtotal	1,200	1,369	603	3,588	-
Total	$17,770	20,319	603	19,014	433
Summary by portfolio:
Commercial	$12,545	14,818	603	14,022	314
Residential	5,225	5,501	-	4,992	117
Consumer and other	-	-	-	-	2
Total	$17,770	20,319	603	19,014	433

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (TDR)

As of June 30, 2013, there was one commercial relationship totaling $4.2 million that was considered a TDR due to the nature of the concessions granted to the borrower. We have established no impairment reserve for the relationship in light of the value of underlying collateral and management’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For this relationship, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer complied with the terms of the initial forbearance agreement, and has been in compliance with all subsequent agreements, which have called for increasingly higher monthly payments.

During the first half of 2013, two residential loans totaling $0.5 million were newly classified as a TDRs.  One residential loan totaling $0.3 million, previously classified as a TDR was paid-off in the second quarter of 2012.

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

Gross servicing fees earned by the Company for the six-month periods ended June 30, 2013 and 2012, respectively, amounted to $805,000 and $712,000. Gross servicing fees earned by the Company for the three-month periods ended June 30, 2013 and 2012, respectively, amounted to $404,000 and $366,000.  These fees are included in “loan servicing income, net” on the statements of income.

The following table presents the changes in loan servicing assets for the six-month periods ended June 30, 2013 and 2012, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2013		2012
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$3,221	$3,382	$2,489	$3,244
Originations	487		572
Amortization	(356)		(282)
Balance at June 30,	$3,352	$3,561	$2,779	$3,425

(5)   Dividend

On July 17, 2013, the Board of Directors declared a semi-annual $1.68 per share dividend on common stock to shareholders of record on July 27, 2013. The dividend was paid on August 1, 2013. No dividend on common stock was paid in February 2013.  The $1.63 per share dividend paid in December 2012 was accelerated from the semi-annual dividend payment that would have been paid in February 2013.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and six-month periods ended June 30, 2013 and 2012 follow (dollars in thousands, except per share data):

	Three-months		Six-months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Basic Earnings Per Share:
Net income applicable to common shareholders	$4,153	4,556	$9,239	8,085
Weighted average common shares outstanding	1,902,644	1,887,035	1,903,934	1,887,145
Basic earnings per share	$2.18	2.41	$4.85	4.28

Diluted Earnings Per Share:
Net income applicable to common shareholders	$4,153	4,556	$9,239	8,085
Weighted average common shares outstanding	1,902,644	1,887,035	1,903,934	1,887,145
Effect of assumed exercise of stock options	32,925	46,622	32,576	42,693
Total	1,935,569	1,933,657	1,936,510	1,929,838
Diluted earnings per share	$2.15	2.36	$4.77	4.19

(7)   Segment Information

The Company is organized into four reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), Genesee Valley Trust Company (GVT), and WBI OBS Financial, LLC and its subsidiaries (OBS). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and six-month periods ended June 30, 2013 and 2012 follows (dollars in thousands).

Three months ended June 30,	2013

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,389	1	1	(17)	(2)	16,372
Non-interest income	8,288	1,560	1,027	601	(2,540)	8,936

Total revenues	24,677	1,561	1,028	584	(2,542)	25,308

Provision for loan losses	1,000	-	-	-	-	1,000
Intangible amortization	45	-	143	128	-	316
Other operating expenses	15,277	761	939	1,009	(103)	17,883

Total expenses	16,322	761	1,082	1,137	(103)	19,199

Income (loss) before tax	8,355	800	(54)	(553)	(2,439)	6,109
Income tax	2,264	318	(19)	(174)	(299)	2,090

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	6,091	482	(35)	(379)	(2,140)	4,019

Less: Net loss attributable to noncontrolling interests	-	-	-	(134)	-	(134)

Net income (loss) attributable to
Canandaigua National Corporation	$6,091	482	(35)	(245)	(2,140)	4,153

Total identifiable assets	$1,880,521	9,872	16,228	9,817	(13,360)	1,903,078

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended June 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,038	1	2	(52)	(3)	15,986
Non-interest income	5,924	1,766	927	727	(589)	8,755

Total revenues	21,962	1,767	929	675	(592)	24,741

Provision for loan losses	1,150	-	-	-	-	1,150
Intangible amortization	45	-	158	298	-	501
Other operating expenses	14,888	617	767	686	(271)	16,687

Total expenses	16,083	617	925	984	(271)	18,338

Income (loss) before tax	5,879	1,150	4	(309)	(321)	6,403
Income tax	1,955	456	(3)	-	(453)	1,955

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	$3,924	694	7	(309)	132	4,448

Less: Net loss attributable to noncontrolling interests	-	-	-	(108)	-	(108)

Net income (loss) attributable to
Canandaigua National Corporation	3,924	694	7	(201)	132	4,556

Total identifiable assets	$1,825,096	10,831	17,031	12,434	(17,021)	1,848,371

Six months ended June 30,	2013

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$32,656	2	3	(34)	(5)	32,622
Non-interest income	14,966	3,342	1,974	910	(3,931)	17,261

Total revenues	47,622	3,344	1,977	876	(3,936)	49,883

Provision for loan losses	1,700	-	-	-	-	1,700
Intangible amortization	83	-	286	257	-	626
Other operating expenses	29,393	1,494	1,785	1,739	(294)	34,117

Total expenses	31,176	1,494	2,071	1,996	(294)	36,443

Income (loss) before tax	16,446	1,850	(94)	(1,120)	(3,642)	13,440
Income tax	4,673	724	(37)	(122)	(687)	4,551

Net income (loss) attributable to noncontrolling
interest and Canandaigua National Corporation	11,773	1,126	(57)	(998)	(2,955)	8,889

Less: Net loss attributable to noncontrolling interests	-	-	-	(350)	-	(350)

Net income (loss) attributable to
Canandaigua National Corporation	$11,773	1,126	(57)	(648)	(2,955)	9,239

Total identifiable assets	$1,880,521	9,872	16,228	9,817	(13,360)	1,903,078

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six months ended June 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$32,231	3	5	(52)	(8)	32,179
Non-interest income	11,684	3,050	1,812	1,318	(927)	16,937

Total revenues	43,915	3,053	1,817	1,266	(935)	49,116

Provision for loan losses	2,300	-	-	-	-	2,300
Intangible amortization	91	-	315	298	-	704
Other operating expenses	31,036	1,358	1,528	1,156	(450)	34,628

Total expenses	33,427	1,358	1,843	1,454	(450)	37,632

Income (loss) before tax	10,488	1,695	(26)	(188)	(485)	11,484
Income tax	3,465	671	(10)	-	(661)	3,465

Net income (loss) attributable to noncontrolling
interest and Canandaigua National Corporation	$7,023	1,024	(16)	(188)	176	8,019

Less: Net loss attributable to noncontrolling interests	-	-	-	(66)	-	(66)

Net income (loss) attributable to
Canandaigua National Corporation	7,023	1,024	(16)	(122)	176	8,085

Total identifiable assets	$1,825,096	10,831	17,031	12,434	(17,021)	1,848,371

(8) Junior Subordinated Debentures and Interest Rate Swap Agreements

In September 2007, the Company issued $20,619,000 of unsecured, 30-year junior subordinated deferrable interest debentures (T3) through a wholly-owned business trust. The debentures carried a fixed interest rate of 6.32% per annum for the initial five years, then converted to an adjustable rate for the remaining twenty-five years at LIBOR plus 1.44%, adjustable quarterly. The debentures' final maturity is December 2037, and became callable, in whole or in part, at par beginning December 2012 at the Company's option, and subject to Federal Reserve Bank of New York approval. Interest is payable quarterly. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. At June 30, 2013, these debentures were considered Tier I Capital for regulatory purposes.

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

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The estimated fair values and the valuation hierarchy of the Company's financial instruments are as follows (in thousands):

		June 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
Financial Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and equivalents	1	$100,093	100,093	91,159	91,159
Securities, available-for-sale	1, 2, 3	$102,631	102,631	102,774	102,774
Securities, held-to-maturity	2	$171,322	173,026	175,850	180,015
FHLB stock and Federal Reserve Bank stock(a)	3	$2,917	2,917	2,733	2,733
Loans-net	3	$1,457,610	1,504,679	1,441,455	1,505,003
Loan servicing assets	3	$3,352	3,561	3,221	3,382

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	3	$1,330,122	1,330,122	1,292,510	1,292,510
Time deposits	3	$345,705	347,605	370,353	372,226
Borrowings	2	$4,167	4,166	4,296	4,312
Junior subordinated debentures	2	$51,547	51,547	51,547	51,547

Other financial instruments:
Interest rate swap agreements	2	$(2,395)	(2,395)	(6,162)	(6,162)
Letters of credit	2	$(240)	(240)	(192)	(192)

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

Certain securities’ fair values are determined using unobservable inputs and include bank-debt-based collateralized debt obligations (CDOs). There is a very limited market and limited demand for these CDOs due to imbalances in marketplace liquidity and the uncertainty in evaluating the credit risk in these securities. In determining fair value for these securities, management considered various inputs. Management considered fair values from brokerage firms which were determined using assumptions as to expected cash flows and approximate risk-adjusted discount rates.

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

(10) Fair Values Measurements

The following table presents for each of the fair-value hierarchy levels discussed in the previous Note the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at June 30, 2013, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored
enterprise obligations	-	69,269	-	69,269
State and municipal obligation	-	29,506	-	29,506
All other	-	3,230	126	3,356
Total assets	$500	102,005	126	102,631

Liabilities
Interest rate swap agreement	$-	2,395	-	2,395
Letters of credit	-	240	-	240
Total liabilities	$-	2,635	-	2,635

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	14,348	-	14,348
Collateral dependent impaired loans	-	-	2,237	2,237
Other assets
Other real estate owned	-	-	2,970	2,970
Loan servicing assets	-	-	3,352	3,352
Total assets	$-	14,348	8,559	22,907

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

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2013 (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Securities available for sale, beginning of period	$134	$120
Unrealized (loss) gain included in other comprehensive income	(8)	6
Securities available for sale, end of period	$126	$126

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and six-month periods ended June 30, 2012 (in thousands). During the first quarter of 2012 certain securities were transferred to Level 2 classification.  These securities showed an active trading market, which resulted in fair values with significant observable elements.

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

Significant Corporate Events

On July 1, 2013, we commenced a tender offer to purchase all shares of the Company’s common stock held by persons owning 99 shares or fewer on the close of business as of June 26, 2013. The Corporation will pay $161.00 for each share properly tendered plus a $50 per shareholder incentive payment to holders properly tendering their shares prior to the expiration of the offer on August 12, 2013. See “Capital Resources” Section below.

In accordance with Canandaigua National Corporation’s CEO succession plan, established in September 2010, Mr. George W. Hamlin, IV stepped down as Chief Executive Officer of Canandaigua National Corporation effective Friday, March 29, 2013. He will continue as Chairman of the Board of the Canandaigua National Corporation and as a full-time employee of the subsidiary, Canandaigua National Bank & Trust Company as an Officer and Senior Policy Advisor.

The Board of Directors unanimously approved the appointment of Frank H. Hamlin, III to the position of President and Chief Executive Officer of Canandaigua National Corporation, effective Friday, March 29, 2013. Mr. Frank Hamlin was named President in 2011 and has served as a member of the Board of Directors since 2004.

Financial Overview

Total assets at June 30, 2013 were $1,903.1 million compared to $1,914.4 million at March 31, 2013 and $1,887.0 million at December 31, 2012.  Diluted earnings per common share for the second quarter of 2013 was $2.15 and was 8.9% lower the same quarter of 2012. Net income in each of these periods was $4.2 million and $4.6 million, respectively.

Total quarterly revenues increased $0.5 million (1.9%) year-over year, but the growth in operating expenses outpaced the revenue improvements.  Improvements in credit quality and a slower pace of portfolio growth resulted in a $0.2 million lower provision for loan losses. Despite a general decline in asset yields, net interest income grew due to higher volumes of earning assets and a decline in interest costs.

Compared to March 31, 2013 period end balances, we experienced portfolio loan growth through June 30, 2013. However, during this same period, we saw our investment portfolio decline due to seasonal maturities of municipal securities with less opportunity to replace them.   Deposits fell slightly (less than 1%), thus loan growth was funded partially by investment maturities, and the remainder with fed funds sold.  Off-balance sheet, both the book value and fair value of Assets under Administration fell from the first quarter, reflecting customer withdrawals for tax payments in April, and poor stock market performance late in the quarter, most of which was recovered in July.

Financial Condition (three months ended June 30, 2013 compared to March 31, 2013)

At June 30, 2013, total assets were $1,903.1 million, down $11.4 million or 0.6% from $1,914.4 million at March 31, 2013.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $100.1 million at June 30, 2013, and fell $15.8 million this quarter.  This decline was seasonal, and associated with lower personal and business deposit balances due to income tax payments.

Seasonally, municipal securities mature or are called in June, corresponding with the fiscal year-end of the entities.  Thus for the second quarter of 2013, we experienced a higher level of call and maturity activity than in the first quarter of the year.  As a result, and with less available inventory of quality securities in the market, our portfolio balance decreased. The securities portfolio fell to $274.0 million, a $13.5 million decrease from last quarter end.

The securities portfolio consists principally of New York State municipal obligations (73% of total at June 30, 2013) with the remainder mostly in US government sponsored enterprise obligations.  The total fair value of both the available-for-sale and the held-to-maturity securities portfolios exceeded amortized cost as a result of a decrease in mid- and long-term market rates since the securities’ purchase.  However, during the quarter, with rates on longer-maturity treasuries increasing, the excess of market over book value shrunk. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at June 30, 2013, that there are none considered to be other than temporarily impaired.

During the weak economic cycle that began in late 2008, a handful of municipalities across the country have declared bankruptcy.  Most recently, in July 2013, the City of Detroit, Michigan filed for bankruptcy.  Much continues to be written about high debt loads and unrecorded pension obligations of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance.  In addition we monitor the obligors on a recurring basis. At June 30, 2013, 97% of the municipal portfolio was rated A or better, 2% BBB, and 1% was unrated. In addition, 64% of the obligations were backed by third-party credit support, and 36% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at June 30, 2013.

In the available-for-sale portfolio, the Company holds four issuances of bank trust-preferred securities with a carrying value totalling less than $1.0 million and an adjusted cost basis of $1.1 million.  These securities are backed by debt obligations of banks, with approximately $0.8 million of the securities backed by two of the largest U.S. banks and $0.1 million backed by a pool of banks’ debt in the form of a collateralized debt obligation (CDO). As a result of market upheaval, a lack of regular trading market in these securities, and bank failures, the fair value of these securities had fallen sharply in 2008 and continued to fall in the first half of 2009.  The Company recognized cumulative other-than-temporary impairment (OTTI) amounting to $0.9 million on one CDO over several years. Management sold a portion of this security in 2011 and intends to sell the remainder in whole or in part over time. Although we do not have current plans to sell the other three securities, we would consider so if pricing was advantageous on an after-tax basis.

Portfolio loans, excluding loans held for sale, grew $17.1 million during the second quarter of 2013. Due to a similar increase in loans held for sale, the gross portfolio grew an additional $5.1 million and totaled $1,465.3 million at quarter end compared to $1,443.1 million at March 31, 2013. The increase in portfolio loans continues multiple quarters of net growth.  During this quarter, as expected, we saw an increase in commercial mortgages given the strength in our pipeline, and in residential mortgage loans due to low rates and the beginning of the spring buying season.  We also saw strong growth in the indirect automobile portfolio, which accommodated the slower pace of growth in the residential and commercial portfolios.  Looking to the third quarter, we expect to see continued intense competition from banks, finance companies, and credit unions.  With respect to our balance sheet, we expect all loan portfolios to show continued increases.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at June 30, 2013, were $1,675.8 million and were down $14.6 million from March 31, 2013.  Growth occurred in non-interest bearing demand accounts with declines seen in all other categories.  By customer type, net growth was seen in commercial deposits while consumer and municipal deposits fell.  We continued to experience declines in time deposits, both consumer and business, and expect that to trend throughout 2013 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits are redeposited in other deposit types, there was no impact on overall liquidity.  However, the total cost of deposits (interest expense) did fall due to lower reinvestment rates available to depositors. Looking to the coming quarter, total deposits are expected to grow modestly and their costs to remain at historically low levels.

Borrowings of $4.2 million reflect future, discounted payments due to the seller of OBS, and were unchanged from the first quarter-end in 2013.  As more fully discussed in the 2012 Annual Report, $3.5 million is due November 2013, with the remainder due over time as a proportion of OBS’s gross revenue growth.  We do not expect to incur new long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended June 30, 2013 compared to the same period in 2012)

Net interest income grew $0.4 million or 2.2% for the quarter compared to the same quarter in 2012, reflecting the impact of higher earning assets offset by lower net interest margin and spread.  Average earning asset balances grew 5.8% or $98.6 million with most of the increase invested in loans. With general interest rates remaining low we have seen both asset yields and liability costs fall year over year as maturing products are replaced at lower interest rates.  Given the length of this very low interest rate environment, we are not likely to find opportunities to significantly lower rates on deposit products, yet falling rates on earning assets will continue to negatively impact interest rate spread and margin. Thus we can anticipate the growth rate of net interest income will be less than the growth rate of average earning assets.

On a tax-equivalent basis, compared to the same quarter in 2012, the overall net growth in interest-earning assets and interest-bearing liabilities had a $1.0 million positive impact on net interest income, and the change in rates had a $0.8 million negative impact. Net interest margin was 3.82% for the second quarter of 2013, down from 3.99% for the same quarter in 2012.  Net interest spread fell 14 basis points from 2012. As we discussed in our 2012 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended June 30, 2013 and 2012 follows (dollars in thousands).

	2013			2012
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$65,175	$36	0.22%	$58,618	$34	0.23%
Securities	283,736	2,166	3.05	272,914	2,593	3.80
Loans, net	1,434,889	16,508	4.60	1,353,689	16,343	4.83
Total interest-earning assets	1,783,800	$18,710	4.20%	1,685,221	$18,970	4.50%
Non interest-earning assets	112,248			111,728
Total assets	$1,896,048			$1,796,949

Total deposits	$1,386,260	$1,102	0.32%	$1,342,382	$1,456	0.43%
Total debt	55,703	594	4.27	51,547	724	5.62
Total interest-bearing liabilities	1,441,963	$1,696	0.47%	1,393,929	$2,180	0.63%
Non-interest bearing liabilities	303,302			267,358
Equity	150,783			135,662
Total liabilities and equity	$1,896,048			$1,796,949

Interest rate spread			3.73%			3.87%
Net interest margin		$17,014	3.82%		$16,790	3.99%

The provision for loan losses was $1.0 million for the 2013 second quarter, about 13% lower than the same quarter last year. The provision for both periods was primarily driven by a higher overall loan portfolio balance, coupled with improving asset quality and stable net charge-offs.  Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total non-interest income for the quarter ended June 30, 2013 increased 1.2% to $8.9 million from $8.8 million in 2012.  Service charges on deposit accounts remained flat with slightly lower revenues from account activities fees and slightly higher revenues from electronic banking services.  We expect an increase in the last half of 2013 following a planned increase in select charges and fees.

Trust and investment services income grew to $3.8 million for the second quarter of 2013, a 20.0% increase compared to the same quarter in 2012. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. We anticipate book value growth to continue throughout 2013 with year-over-year growth rates expected to be in the 5% range.

The following table presents information about period-end book value and fair value of assets under administration (dollars in thousands).

	Assets Under Administration
	as of
	(in thousands)

	June 30,	March 31,	December 31,	June 30,
	2013	2013	2012	2012

Book value	$1,916,678	1,920,086	1,879,397	1,756,492

Fair value	$2,211,017	2,231,909	2,115,346	1,965,219

Brokerage and investment sub advisory services income primarily reflects revenues from OBS’s operations.  These show a decline year over year mostly due to higher costs of sales to new customers in 2013 relative to 2012. We expect these costs to fall on a relative basis in the coming quarters and should see quarter over quarter revenue growth for the remainder of 2013.

The net gain on sale of mortgages in the second quarter 2013 was about the same as in 2012.  The total volume of closed loans was about 25% lower in 2013 (See table below), but changes in our loan pricing produced stronger relative results.  Recent increases in the ten-year treasury rates have translated into higher mortgage offering rates, the effect of which has been to curtail refinance activity. For the next quarter we will still be in the heavy home buying season for our region.  Thus, we expect closed loan volume for purchase money mortgages to remain strong and consistent with the current quarter.  But we do expect a measurable pullback in refinance activity, which will negatively impact these mortgage banking revenues.

CNB Mortgage Closed Loans by Type
For the three-month periods ended June 30,
(dollars in thousands)
	2013	2012
Purchase money mortgages	$43,737	46,753
Refinance mortgages	26,462	48,603
Total mortgage originations	$70,199	95,356

Percentage of loans retained in portfolio	18.9%	22.7%

Loan servicing fee income was about the same 2013 than in 2012 with higher gross revenue offset by higher amortization of servicing rights caused by a higher year-over-year amortizable balance. We expect this historical level of income for the Company to remain as long as rates stay low and we continue to sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for Freddie Mac stood at $563.7 million at June 30, 2013 compared to $554.5 million at December 31, 2012, and $488.2 million at June 30, 2012.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $105.9 million at June 30, 2013 compared to $109.4 million at December 31, 2012, and $115.7 million at June 30, 2012.

All other non-interest income fell for the quarter compared to the same quarter in 2012, and can fluctuate from time to time depending upon earnings from our nonmarketable investments, and other real estate owned (ORE) activity. The decline in this quarter relative to 2012’s came from lower gains on sale and lower operating income from ORE due to our sales of several properties over the past twelve months.  Concurrently, we experienced lower ORE-related operating expenses. Additionally, income from Cephas was significantly lower than in 2012 as this investment continues in its wind-down mode.  In the coming quarters we expect to see continued lower year-over-year revenues from ORE due to property liquidation as well as lower income from Cephas.

Total operating expenses grew $1.0 million or 5.2% for the quarter ended June 30, 2013 compared to the same three-month period in 2012. Of this, about half of the increase occurred in “other operating expenses” and was a mixture of several small items as well as higher operating costs at OBS.  In each of the other categories we saw minor dollar fluctuations mainly due to seasonal activities. Overall, for the remainder of 2013 we expect operating expenses to increase consistent with our business growth goals. However, we are engaged in on-going evaluations of operating expenses and operational processes to search for and eliminate costs providing little to no value to our customers, community or shareholders.

The quarterly effective tax rate was 34.2% in 2013 and 30.5% in 2012.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle in the 31% - 35% range through 2013 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Financial Condition and Results of Operations (six months ended June 30, 2013 )

At June 30, 2013, total assets of the Company were up $16.1 million or 0.9% from December 31, 2012. Cash and equivalents (cash, balances and federal funds sold) increased as a result of net deposit growth in excess of net changes in the loan and securities portfolios.  Securities fell $4.7 million as calls and maturities outpaced purchases of new investments. Loans grew $16.6 million or 1.1%.  Increases were seen in all categories with the largest increase in indirect automobile loans.  Total deposits at June 30, 2013, were up $13.0 million or 0.8% with most of the growth coming from municipalities.

Compared to the same period in 2012, net interest income was up $0.4 million or 1.4% in the first six-months of 2013. Net interest margin was positively impacted by a net increase in balances, but this was offset by the negative impact of falling rates in interest-earning assets. Summary tax-equivalent net interest income information for the six-month periods ended June 30, 2013 and 2012 follows:

	2013			2012
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$69,619	$79	0.23%	$63,772	$73	0.23%
Securities	282,097	4,410	3.125	276,227	5,303	3.84
Loans, net	1,427,340	32,924	4.61	1,322,521	32,793	4.96
Total interest-earning assets	1,779,056	$37,413	4.21%	1,662,520	$38,169	4.59%
Non interest –earning assets	113,252			113,243
Total assets	$1,892,308			$1,775,763
Total deposits	$1,390,692	$2,270	0.33%	$1,326,858	$2,959	0.45%
Total debt	56,051	1,203	4.29	51,547	1,450	5.63
Total interest-bearing liabilities	1,446,743	$3,473	0.48%	1,378,405	$4,409	0.64%
Non-interest bearing liabilities	297,060			261,697
Equity	148,505			135,661
Total liabilities and equity	$1,892,308			$1,775,763

Interest rate spread			3.73%			3.95%
Net interest margin		$33,940	3.82%		$33,760	4.06%

The provision for loan losses was $1.7 million for the first six months of 2013, which was $0.9 million lower than the first six months of 2012.  The reasons are discussed in the three-month section above.

Other income for the six months ended June 30, 2013, increased 1.9% to $17.3 million from $16.9 million in 2012. Similar factors impacting the three-month period impacted the six month period results.

Mortgage closings fell 15.0% for the six month period ended June 30, 2013 compared to the same period in 2012 due to a reduction in both purchase money mortgages and in refinance loans.  For purchase loans the first six months of 2012 saw higher marketplace home sales due to temperate weather conditions.  In 2013, our region had more snow and cold days than the prior year, resulting in lower home sales.  Refinance volume slowed in 2013 relative to 2012 due to a reduction in borrowers’ opportunities to refinance.  Two factors caused this: (1) interest rates rose in the last half of the second quarter, and (2) most of our borrowers who had the opportunity to refinance their loans have already done so. Despite the overall decrease in volume the net gain on the sale of mortgage loans increased year-over-year due to changes in our pricing practices.

A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the six-month period ended June 30,
(dollars in thousands)
	2013	2012
Purchase money mortgages	$68,712	75,248
Refinance mortgages	71,894	90,117
Total mortgage originations	$140,606	165,365

Percentage of loans retained in portfolio	17.9%	24.5%

Operating expenses decreased 1.7% or $0.6 million for the six months ended June 30, 2013, over the same period in 2012.  The reasons are the same as those discussed in the three-month section above, except for salaries and benefits.  On that line item there was a $1.7 million year-over-year decrease due to a higher accrual for stock appreciation rights liability in 2012.

The Company's effective tax rate for the year to date in 2013 increased to 33.9% from 30.2% in 2012. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2012 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At June 30, 2013 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold and continued deposit inflows, we foresee no borrowings in the coming quarter; though we might consider raising medium- or long-term borrowings for interest rate risk management purposes.

For the six months ended June 30, 2013, cash flows from all activities provided $8.9 million in net cash and cash equivalents versus using $12.6 million for the same period in 2012.  In both years the principal source of cash inflows was deposits and the principal use was lending activities.

Net cash provided by operating activities was $22.8 million in 2013 versus $6.1 million in 2012.  Both the largest source and use of operating cash during each year were loans held for sale with activity slightly lower in 2013. Excluding the effect of loans held for sale, operating activities provided $16.0 million and $10.3 million cash for each of the six-month periods in 2013 and 2012, respectively.

During the first six quarters of 2013, investing activities used $24.1 million in cash and equivalents compared to using $98.5 million during the same period of 2012. Securities activities provided $1.1 million cash in 2013, while in 2012 these activities provided $12.1 million.  Loan activities used significant amounts of cash in 2012 ($112.0 million) while in 2013 loan activities used considerably less ($25.7 million). For the remainder of the year we expect both securities and loan activities to utilize cash.

Cash provided by financing activities was $10.3 million in the first half of 2013 versus $79.9 million in the same period of 2012.  The main contributor in both periods was deposit activity.

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

	June 30, 2013	December 31, 2012
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$149,701	134,054
Commercial real estate and construction	$40,839	36,257
Residential real estate at fixed rates	$6,595	5,261
Home equity lines of credit	$224,542	210,236
Unsecured personal lines of credit	$17,537	23,492
Standby and commercial letters of credit	$16,019	13,100
Commitments to sell real estate loans	$14,348	21,113

Capital Resources

Regulatory Capital:

Under the regulatory framework for prompt corrective action, as of June 30, 2013, the Company and Bank are categorized as "well-capitalized."  This is unchanged from March 31, 2013, and management anticipates no change in this classification for the foreseeable future.

On July 2, 2013, the Board of Governors of the Federal Reserve System voted in favor of final rules implementing Basel III.  These final rules differ from those proposed by the banking regulators in June 2012, and, we believe, represent a significant improvement.  The rules are quite complicated, and we have not completed our review or analysis of their impact.  The rule is expected to increase required capital. However we expect to meet all “well-capitalized” requirements upon their effective dates.  A summary follows of the most significant changes from existing rules:

•

Minimum regulatory capital ratio requirements

o

A newly-introduced “common equity” tier 1 ratio of 4.5% (CET1),

o

A newly-introduced capital conservation buffer of 2.5%,

o

Tier 1 capital ratio of 6% (increased from the current requirement of 4%),

o

Total capital ratio of 8% of risk-weighted assets (unchanged from the current requirement), and

o

Tier 1 leverage ratio of 4%.

While the rule will be effective as of January 1, 2014, full compliance with most aspects of the rule would not be required until January 1, 2019.

?

Capital conservation buffer:  To avoid restrictions on capital distributions (e.g. dividends) and discretionary bonus payments to executive officers, a bank will be required to hold an additional buffer of common equity Tier 1 capital in an amount above 2.5% of total risk-weighted assets in addition to the minimum common equity Tier 1, Tier 1, and total capital risk-based capital ratios.

?

Capital is Redefined:  What is included in Tier 1 capital will change:

o

The final rule permits smaller banks (ours included) a one time opportunity to opt out of including certain unrealized gains and losses in Accumulated Other Comprehensive Income from CET1.

o

Deferred tax assets (DTAs) arising from operating losses and tax credit carry forwards will be deducted;

o

Mortgage servicing assets (MSAs), DTAs arising from temporary differences that an organization could not realize through net operating loss carry backs, and the common stock of unconsolidated financial institutions each would be individually limited to 10% of common equity Tier 1 capital, and, in the aggregate, to 15% of common equity Tier 1 capital;

o

The amount of minority interests permitted in capital will be more limited.

?

Asset risk-weighting:

o

Certain commercial real estate loans, principally non-permanent financing for acquisition, development, and construction loans, are assigned a 150% risk weight.

o

Nonaccrual loans and loans greater than 90 days past due are assigned a 150% risk weight unless they are residential loans, which are assigned a 100% risk weight

o

Unused portions of a commitment with an original maturity of one year or less that is not unconditionally cancellable is assigned a 20% risk weighting, up from 0%.

o

The risk weighting of non-deducted MSAs, DTAs, and certain investments in unconsolidated subsidiaries will carry a 250% risk weight.

Common Stock Tender Offer:

On July 1, 2013, we commenced an offering to purchase all of the common stock held by persons owning 99 or fewer shares as of the close of business on June 26, 2013. Shareholders who own more than 99 shares as of this record date are not eligible to participate in this offer.

Our principal purpose in making the offer is to reduce the number of our record shareholders from the approximate 1,540 to below 1,200 which is the number of shareholders required to deregister with the Securities and Exchange Commission.  If the tender offer is successful in reducing the number of shareholders sufficiently, the Board of Directors intends to have the Company deregister its common stock with the Securities and Exchange Commission (SEC). As a result, the Company will no longer be obligated to file periodic reports and proxy statements with the SEC. Canandaigua National Corporation and its subsidiaries will continue to be regulated by the Federal and State banking authorities. Our Board has determined that the costs for public company compliance, which we estimate at $250,000 per year are overly burdensome on the Company and not beneficial to our shareholders or customers.  We hope that by reducing the number of our shareholders and, if eligible, deregistering with the SEC, the Company will substantially reduce its accounting, legal, and other costs associated with SEC reporting and audit requirements. In addition, this will allow the Company’s management to focus on business opportunities for the Company, as well as the needs of its shareholders and customers.

The Company is offering to purchase these “odd-lot” shares for a purchase price of $161.00 per share.  This price represents a $29.00 or 22.0% premium over the last share sales price of our common stock ($132.00) as reported on the OTC Bulletin Board on the last trade prior to the close of business on June 26, 2013, the record date. This price also represents an $18.74 or 13.2% premium over the sealed-bid auction price of our common stock ($142.26) at the last shareholder auction of our common stock on June 20, 2013. In addition, Canandaigua National is offering a $50.00 bonus, per eligible shareholder, for all properly executed transmittal letters and stock certificates or other documents received prior to the expiration date, August 12, 2013.

The immediate impact of the proposed transaction will not be material to the company’s financial condition or results of operations. Future operating results would benefit from the approximate $0.3 million in annual cost savings. If all eligible shareholders tendered their shares, the total number of shares outstanding would be reduced by 1.2% (about 23,200 shares) at a total cost approximating $3.7 million or 2.4% of total equity.

If an insufficient number of shareholders participate in this offer to reduce the number of record shareholders below 1,200, we will not be eligible to deregister with the SEC. If that is the case, at the expiration of the offer, the Board of Directors will likely explore other options to reduce the number of shareholders.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	Six-Months	Three-Months	Year	Six-Months
	Ended	Ended	Ended	Ended
	June 30,	March 31,	December 31,	June 30,
	2013	2013	2012	2012

Allowance as a percentage of total period end loans	1.21%	1.21%	1.19%	1.24%

Allowance as a percentage of non-performing loans	117.62%	106.72%	93.65%	84.59%

Net charge-offs to average loans (annualized)	0.17%	0.17%	0.23%	0.17%

Non-performing loans to total period-end loans	1.02%	1.13%	1.28%	1.46%

Non-performing assets to total period-end
loans and other real estate	1.22%	1.35%	1.52%	1.69%

The provision for loan losses for the six-month period ended June 30, 2013 was lower than the same period in 2012, due to substantially lower net loan growth. The balance in the allowance for loan losses increased year over year and was impacted by portfolio growth and changes in quantitative factors from the eight-quarter net loss migration factor applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowance associated with commercial mortgages was reduced due to lower quantitative factors. As discussed more fully in the 2012 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at June 30, 2013 is appropriate at $17.8 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs in the first six months of 2013 were consistent with the same period of 2012, and remain at historically low levels.  Net charge-offs to average loans for the first six months in 2013 and 2012 were 17 basis points and were well below 2012’s full year figure of 23 basis points. In the coming half, we anticipate annualized net charge-offs in the 20-25 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $15.1 million at June 30, 2013, down from $18.5 million at December 31, 2012, and down from $20.4 million at June 30, 2012.  The general decline in non-performing loans since a year ago came mainly in commercial-related loans.

Other real-estate owned has fallen $0.6 million since December 31, 2012 to $3.0 million at June 30, 2013, due to property liquidations, and is also lower than the first half of 2012. Given the current economic climate, we can expect additional foreclosures in the coming periods, as well as liquidations of existing real-estate owned.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $14.9 million at June 30, 2013 from $20.1 million at June 30, 2012 due to improvements in commercial and industrial loans, and since year end 2012, total impaired loans decreased $2.9 million mostly due to improvements in commercial real-estate loans.

At June 30, 2013 we identified 85 loans totaling $14.9 million that were considered impaired.  Of these, 37, with an aggregate balance outstanding of $9.7 million were analyzed on a loan-by-loan basis, 7 of which, with an aggregate balance of $2.2 million, had specific reserves calculated amounting to $0.7 million. The remaining 48 loans totaling $5.2 million were evaluated for impairment on a collective basis.

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

Impact of Financial Regulation Legislation

Management continues to navigate the myriad regulations and pronouncements resulting from the July 21, 2010 enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Financial Reform Act”). Most of the major regulations have yet to be adopted, but planning and managing their implementation requires considerable forethought.  Our employees are working tirelessly to develop cost-effective solutions.  The provisions expected to most significantly impact us are more fully described in the 2012 Annual Report, except for the new capital rules, which are discussed in the “Capital Resources” section of this document.

Recent Accounting Standards to be implemented in Future Periods

During the first half of 2013, the Financial Accounting Standards Board issued a number of Accounting Standards Updates (ASU’s) none of which are expected to impact the Company upon their effective dates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity and Asset / Liability Management Review

As set forth in our 2012 Annual Report, we expected market interest rates for 2013 would remain fairly steady for most of the year at current historic lows with no measurable increase expected until 2015.  Although rates on longer term treasuries ticked up in the latter part of June 2013, and have settled at rates higher than we saw earlier in the year, we have no reason to change our expectation of comparatively low market interest rates for the foreseeable future.

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at June 30, 2013 and December 31, 2012.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2013	2012
200	(3)%	-%
100	(3)	(2)
No change	-	-
-100	(2)	-
-200	(2)	-

Our model suggests our interest rate risk has increased slightly from year end for both upward and downward changes in rates. Our exposure to increasing rates grew, because longer-term earning assets will be slower to reprice in amount and magnitude than shorter-term deposit liabilities, and interest rates on these assets have declined due to currently the low interest rate cycle.  Our exposure to downward rate movements has increased, because already very low cost deposits have little room to decline further, while asset yields, particularly (short-term maturity) securities and indirect loans may fall further.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2013, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the second quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table sets forth, for the monthly periods in 2013, a summary of these transactions.

	Total	Average
	Shares	Price Per
Date	Purchased (Sold) (#)	Share ($)	Purpose

March	990	$141.61	Treasury
May	(392)	$142.25	Compensation
June	14,401	$144.77	Treasury
June	(62)	$144.10	Compensation

Total purchases	15,391
Total sales	(454)

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

January 24, 2013	2,219	$141.61	$165.00	$135.00
March 28, 2013	2,690	$142.25	$175.00	$135.01
May 26, 2013	3,336	$146.06	$155.00	$137.50
June 20, 2013	2,605	$142.26	$150.50	$138.00

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

The OTC Bulletin Board® (OTCBB) is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ® or a national securities exchange. The OTCBB is a quotation medium for subscribing members, not an issuer listing service, and should not be confused with The NASDAQ Stock MarketSM.  Investors must contact a broker/dealer to trade OTCBB securities. Investors do not have direct access to the OTCBB service. The Securities and Exchange Commission's Order-Handling Rules which apply to NASDAQ-listed securities do not apply to OTCBB securities.  The OTCBB market quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2013	1,526	$128.56	$136.00	$122.25
2nd Quarter, 2013	1,207	$131.17	$135.00	$122.25

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 7 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of June 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three- and six- months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the six-months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended June 30, 2013 and 2012; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six-months ended June 30, 2013 and 2012; and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

August 9, 2013	/s/ Frank H. Hamlin, III
Date	Frank H. Hamlin, III
President and Chief Executive Officer

August 9, 2013	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer