Form 10-Q
period 2013-09-30
CANANDAIGUA NATIONAL CORP
filed 2013-11-08
CIK 759458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[Ö]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

The registrant had 1,879,060 shares of common stock, par value $5.00, outstanding at October 24, 2013.

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

As described in our public filings, factors which may cause our results to vary materially from our expectations include, among many others,  adverse changes in the global economy which may affect interest rates and as well as the stability of our local service areas, which may affect loan demand and credit quality; changes in fees related to servicing electronic transactions which may affect consumer usage, and continued focus of regulatory authorities at the state, federal and international level on bank regulation.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES INDEX TO FORM 10-Q September 30, 2013

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS At September 30, 2013 (unaudited) and December 31, 2012 (dollars in thousands, except per share data)

	September 30,	December 31,
	2013	2012
Assets
Cash and due from banks	$53,483	47,748
Interest-bearing deposits with other financial institutions
of which $2,470 and $6,311 respectively, is restricted	3,494	8,767
Federal funds sold	43,863	34,644
Securities:
- Available for sale, at fair value	110,188	102,774
- Held-to-maturity (fair value of $183,721 and $180,015, respectively)	182,038	175,850
Loans - net	1,489,766	1,441,455
Premises and equipment – net	14,978	15,119
Accrued interest receivable	7,181	6,596
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,917	2,733
Goodwill	15,570	15,570
Intangible assets – net	5,294	6,233
Prepaid FDIC assessment	-	2,824
Other assets	24,733	26,715
Total Assets	$1,953,505	1,887,028

Liabilities and Stockholders' Equity
Deposits:
Demand
Non-interest bearing	$318,204	283,547
Interest bearing	193,951	196,478
Savings and money market	865,767	812,485
Time	342,727	370,353
Total deposits	1,720,649	1,662,863
Borrowings	4,165	4,296
Junior subordinated debentures	51,547	51,547
Accrued interest payable and other liabilities	24,061	23,959
Total Liabilities	1,800,422	1,742,665

Canandaigua National Corporation stockholders' equity:
Preferred stock, $.01 par value; 4,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $5.00 par value; 16,000,000 shares
authorized, 1,946,496 shares issued	9,732	9,732
Additional paid-in-capital	10,003	9,974
Retained earnings	141,923	129,502
Treasury stock, at cost (65,736 shares and
40,993 shares, respectively)	(7,830)	(4,046)
Accumulated other comprehensive income, net	(2,522)	(2,937)
Total Canandaigua National Corporation Stockholders' Equity	151,306	142,225
Non-controlling interests	1,777	2,138
Total Equity	153,083	144,363
Total Liabilities and Equity	$1,953,505	1,887,028

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three- and nine-month periods ended September 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2013	2012	2013	2012
Interest income:
Loans, including fees	$16,882	16,793	$49,806	49,586
Securities	1,421	1,637	4,513	5,359
Federal funds sold	36	47	111	113
Other	-	4	4	11
Total interest income	18,339	18,481	54,434	55,069
Interest expense:
Deposits	1,042	1,397	3,312	4,356
Borrowings	17	21	51	73
Junior subordinated debentures	583	706	1,752	2,104
Total interest expense	1,642	2,124	5,115	6,533
Net interest income	16,697	16,357	49,319	48,536
Provision for loan losses	325	1,500	2,025	3,800
Net interest income after provision for loan losses	16,372	14,857	47,294	44,736

Non-interest income:
Service charges on deposit accounts	3,300	2,950	8,998	8,627
Trust and investment services	4,030	3,218	11,412	9,609
Brokerage and investment subadvisory services	394	790	1,103	2,024
Net gain on sale of mortgage loans	745	1,143	2,830	2,712
Loan servicing, net	233	201	682	631
Loan-related fees	117	95	289	338
Loss on securities transactions, net	5	2	(94)	(89)
Other non-interest income	585	514	1,450	1,998
Total non-interest income	9,409	8,913	26,670	25,850

Operating expenses:
Salaries and employee benefits	8,714	9,032	27,383	29,204
Occupancy, net	1,877	1,909	5,840	6,013
Technology and data processing	1,373	1,296	3,990	3,848
Professional and other services	1,051	829	3,044	2,710
Marketing and public relations	971	905	2,369	2,259
Office supplies, printing and postage	378	440	1,187	1,286
Intangible amortization	313	490	939	1,194
Other real estate operations	202	213	724	668
FDIC insurance	283	285	878	852
Other operating expenses	1,301	1,296	4,852	3,993
Total operating expenses	16,463	16,695	51,206	52,027

Income before income taxes	9,318	7,075	22,758	18,559
Income taxes	2,959	2,138	7,510	5,603
Net income attributable to noncontrolling interests and
Canandaigua National Corporation	6,359	4,937	15,248	12,956
Net income (loss) attributable to noncontrolling interests	2	(51)	(348)	(117)
Net income attributable to Canandaigua National Corporation	$6,357	4,988	$15,596	13,073

Basic earnings per share	$3.37	2.64	$8.22	6.93

Diluted earnings per share	$3.31	2.58	$8.08	6.77

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

[WITH RESPECTIVE TAX INFORMATION PRESENTED PARENTHETICALLY]
For the three- and nine-month periods ended September 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,

	2013	2012
Net income attributable to noncontrolling interest and
Canandaigua National Corporation	$6,359	4,937
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of tax of $38 and ($260)	56	(294)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($174) and ($27)	(362)	(43)
Plus reclassification adjustment
for realized gains and losses included in
"Loss on securities transactions, net"
net of taxes of $16 and ($11)	26	(34)
Other comprehensive income	$(280)	(371)
Total comprehensive income	6,079	4,566

Comprehensive income attributable
to the noncontrolling interest	$2	(51)
Comprehensive income attributable to the Company	$6,081	4,515

	Nine Months Ended
	September 30,

	2013	2012
Net income attributable to noncontrolling interest and
Canandaigua National Corporation	$15,248	12,956
Other comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $1,562 and ($889) respectively	2,299	(1,190)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($1,220) and ($210) respectively	(1,958)	(225)
Plus reclassification adjustment
for realized gains and losses included in
"Loss on securities transactions, net"
net of taxes of $46 and ($10) respectively	74	(32)
Other comprehensive income	$415	(1,447)
Total comprehensive income	15,663	11,509

Comprehensive income attributable
to the noncontrolling interest	$(348)	(117)
Comprehensive income attributable to the Company	$16,011	11,626

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the nine-month periods ended September 30, 2013 and 2012 (Unaudited)

(dollars in thousands, except share data)

						Accumulated
	Number of		Additional			Other	Non-
	Shares	Common	Paid-in	Retained	Treasury	Comprehensive	controlling
	Outstanding	Stock	Capital	Earnings	Stock	Income (Loss)	Interest	Total
Balance at December 31, 2012	1,905,503	$9,732	9,974	129,502	(4,046)	(2,937)	2,138	144,363
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of $1,562		-	-	-	-	2,299	-	2,299
Change in unrealized gain on
on securities available for sale,
net of taxes of ($1,220)		-	-	-	-	(1,958)	-	(1,958)
Plus reclassification adjustment
for realized losses included in
net income on called securities,
net of taxes of $46		-	-	-	-	74	-	74
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	15,596	-	-	(348)	15,248
Total comprehensive income		-	-	15,596	-	415	(348)	15,663
Purchase of treasury stock	(25,197)	-	-	-	(3,820)	-	-	(3,820)
Shares issued as compensation	454	-	29	-	36	-	-	65
Cash dividend - $1.68 per share		-	-	(3,176)	-	-	-	(3,176)
Change in non-controlling interest		-	-	-	-	-	(6)	(6)
Dividend to non-controlling interests		-	-	-	-	-	(6)	(6)
Balance at September 30, 2013	1,880,760	$9,732	10,003	141,922	(7,830)	(2,522)	1,778	153,083

Balance at December 31, 2011	1,887,254	$9,732	8,834	120,675	(4,912)	(1,455)	2,364	135,238
Comprehensive income:
Change in fair value of
interest rate swaps,
net of taxes of ($889)		-	-	-	-	(1,190)	-	(1,190)
Change in unrealized gain on
on securities available for sale,
net of taxes of ($210)		-	-	-	-	(225)	-	(225)
Plus reclassification adjustment
for realized gains and losses included in
net income on called securities,
net of taxes of ($10)		-	-	-	-	(32)	-	(32)
Net income (loss) attributable to non-
controlling interest and
Canandaigua National Corporation		-	-	13,073	-	-	(117)	12,956
Total comprehensive income		-	-	13,073	-	(1,447)	(117)	11,509
Purchase of treasury stock	(1,658)	-	-	-	(255)	-	-	(255)
Shares issued as compensation	243	-	17	-	20	-	-	37
Exercise of stock options ($36 tax benefit)	1,212	-	36	(13)	103	-	-	126
Cash dividend - $ 3.11 per share		-	-	(5,869)	-	-	-	(5,869)
Balance at September 30, 2012	1,887,051	$9,732	8,887	127,866	(5,044)	(2,902)	2,247	140,786

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine-month periods ended September 30, 2013 and 2012 (Unaudited)
(dollars in thousands)

	2013	2012
Cash flow from operating activities:
Net income attributable to Canandaigua National Corporation	$15,596	13,073
Adjustments to reconcile net income to
Net cash provided by operating activities:
Depreciation, amortization and accretion	5,273	5,443
Provision for loan losses	2,025	3,800
Gain on sale of fixed and other assets and other real estate, net	(238)	(129)
Writedown of other real estate	381	129
Deferred income tax expense (benefit)	17	(1,781)
Income from equity-method investments, net	(86)	(353)
Loss on security transactions, net	94	89
Gain on sale of mortgage loans, net	(2,830)	(2,712)
Originations of loans held for sale	(163,532)	(193,665)
Proceeds from sale of loans held for sale	180,876	190,955
Change in other assets	1,338	(1,420)
Change in all other liabilities	3,963	2,450
Net cash provided by operating activities	42,877	15,879

Cash flow from investing activities:
Securities available-for-sale:
Proceeds from maturities and calls	39,331	84,359
Purchases	(49,923)	(71,922)
Securities held to maturity:
Proceeds from maturities and calls	27,741	30,315
Purchases	(35,322)	(42,144)
Loan originations in excess of principal collections, net	(66,430)	(143,739)
Purchase of premises and equipment, net	(1,651)	(1,471)
Calls of FHLB stock, net of purchases of FHLB and FRB stock	(184)	(86)
Other investments - net	728	67
Proceeds from sale of other real estate	2,201	2,748
Net cash used by investing activities	(83,509)	(141,873)

Cash flow from financing activities:
Net increase in demand, savings and money market deposits	85,412	146,671
Net decrease in time deposits	(27,626)	(17,602)
Principal repayments of term borrowings	(182)	(2,600)
Proceeds from sale of treasury stock	65	37
Payments to acquire treasury stock	(3,820)	(255)
Proceeds from issuance of treasury stock under stock option plan	-	90
Tax benefit from stock option exercise	-	36
Change in noncontrolling interest, net	(360)	(117)
Dividends paid	(3,176)	(5,869)
Net cash provided by financing activities	50,313	120,391

Net increase (decrease) in cash and cash equivalents	9,681	(5,603)
Cash and cash equivalents - beginning of period	91,159	126,740
Cash and cash equivalents - end of period	$100,840	121,137

Supplemental disclosure of cash flow information:
Interest paid	$5,166	6,537
Income taxes paid	4,980	5,995

Supplemental schedule of noncash investing activities
Real estate acquired in settlement of loans	$1,588	1,940

See accompanying notes to condensed consolidated financial statements.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable regulations of the Securities and Exchange Commission (SEC) and with generally accepted accounting principles for interim financial information. Such principles are applied on a basis consistent with those reflected in the 2012 Annual Report (defined below) of the Company filed with the SEC. Accordingly; they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Management has prepared the financial information included herein without audit by an independent registered public accounting firm.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three- and nine-month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

Amounts in prior periods' condensed consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.

Management has evaluated the impact of subsequent events on these financial statements to the date of filing of this Form 10-Q with the Securities and Exchange Commission.

(2) Securities

Amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2013 are summarized as follows:

	September 30, 2013
		Gross Unrealized
	Amortized			Fair
	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored enterprise obligations	80,710	132	(2,640)	78,202
State and municipal obligations	27,431	713	(21)	28,123
Corporate obligations (1)	1,074	19	(147)	946
Equity securities	2,293	156	(32)	2,417

Total Securities Available for Sale	$112,008	1,020	(2,840)	110,188

	(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$5,970	3	(56)	5,917
State and municipal obligations	175,349	2,219	(660)	176,908
Corporate obligations	719	177	-	896

Total Securities Held to Maturity	$182,038	2,399	(716)	183,721

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities by years to maturity as of September 30, 2013, follow (in thousands). Maturities of amortizing securities are classified in accordance with their contractual repayment schedules. Expected maturities will differ from contractual maturities since issuers may have the right to call or prepay obligations without penalties.

	Available for Sale		Held to Maturity
	Amortized		Amortized
	Cost (1)	Fair Value	Cost	Fair Value
Years
Under 1	$9,523	9,633	31,283	31,708
1 to 5	23,187	23,781	138,747	139,921
5 to 10	73,244	70,713	11,289	11,196
10 and over	3,761	3,644	719	896

Total	$109,715	107,771	182,038	183,721

(1)Amortized cost includes cumulative write-downs of $360,000 prior to 2010 for other-than-temporary impairment.

The following table presents the fair value of securities with gross unrealized losses at September 30, 2013, aggregated by category and length of time that individual securities have been in a continuous loss position (in thousands).

	Less than 12 months		Over 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored enterprise obligations	$72,886	2,640	-	-	72,886	2,640
State and municipal obligations	1,805	17	889	4	2,694	21
Corporate obligations	-	-	914	147	914	147
Equity securities	956	32	-	-	956	32

Total temporarily impaired securities	75,647	2,689	1,803	151	77,450	2,840

Securities Held to Maturity:
U.S. government sponsored enterprise obligations	$2,966	56	-	-	2,966	56
State and municipal obligations	$45,668	567	6,093	93	51,761	660

Total temporarily impaired securities	$48,634	623	6,093	93	54,727	716

Substantially all of the unrealized losses on the Company's securities were caused by market interest rate changes from those in effect when the specific securities were purchased by the Company. The contractual terms of these securities do not permit the issuer to settle the securities at a price less than par value. Except for certain corporate obligations, all securities rated by an independent rating agency carry an investment grade rating. Because the Company generally does not intend to sell securities and it believes it is not likely to be required to sell the securities before recovery of their amortized cost basis, which may be, and is likely to be, maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

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

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

contractual terms of the loan agreement. When a loan is considered to be impaired, and sufficient information exists to make a reasonable estimate of the inherent loss, the amount of the impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate; or as a practical expedient, at the loan’s observable fair value or the fair value of underlying collateral if the loan is collateral-dependent.  In the absence of sufficient, current data to make a detailed assessment of collateral values or cash flows, management measures impairment on a pool basis using historical loss factors experienced with similarly impaired loans. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses. Cash receipts on impaired loans are generally applied to reduce the principal balance outstanding. In considering loans for evaluation of specific impairment, management generally excludes smaller balance, homogeneous loans: residential mortgage loans, home equity loans, and all consumer loans, unless such loans were restructured in a “troubled debt restructuring.” These loans are collectively evaluated for risk of loss on a pool basis.

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

The major classifications of loans at September 30, 2013 and December 31, 2012, follow (in thousands), along with a description of their underwriting and risk characteristics:

	September 30,	December 31,
	2013	2012

Commercial and industrial	$209,030	213,467
Mortgages:
Commercial	538,501	525,413
Residential - first lien	309,284	286,972
Residential - junior lien	101,363	100,099
Consumer:
Automobile - indirect	313,168	283,836
Other	18,944	18,323
Other, including loans held for sale	6,599	21,113

Total loans	1,496,889	1,449,223
Plus - Net deferred loan costs	10,553	9,549
Less - Allowance for loan losses	(17,676)	(17,317)

Loans - net	$1,489,766	1,441,455

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables, for each of the three-month periods presented, provide an analysis of the allowance for loan losses by loan type (in thousands):

Three Months Ended September 30, 2013			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$3,565	1,320	2,967	499	7,354	960	-	1,121	17,786
Charge-offs	(12)	(285)	(97)	(7)	(310)	(127)	-	-	(838)
Recoveries	81	-	31	18	243	30	-	-	403
Provision	(401)	98	131	(37)	108	(20)	-	446	325
Ending Balance	$3,233	1,133	3,032	473	7,395	843	-	1,567	17,676

Three months ended September 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$4,283	1,680	2,119	482	6,517	954	-	1,238	17,273
Charge-offs	(29)	(85)	(236)	(10)	(385)	(116)	-	-	(861)
Recoveries	29	-	2	2	109	86	-	-	228
Provision	852	137	475	22	419	28	-	(433)	1,500
Ending Balance	$5,135	1,732	2,360	496	6,660	952	-	805	18,140

The balance in the allowance for loan losses declined to $17.7 million at September 30, 2013 from $17.8 million at June 30, 2013 and from $18.1 million at September 30, 2012. The most significant consideration impacting the change in the third quarter of 2013 was growth in the portfolio, particularly in the consumer-indirect category offset by credit quality improvement in the commercial and industrial category. We also experienced stability in net charge-off rates.  Conversely, we saw a slight uptick in the ratio of non-performing loans to total loans. Economic conditions were also considered in our determination of the allowance. Given the slow growth in our local economy, we made no changes to the economic qualitative factors that are applied to all portfolio pools for the third quarter. Therefore, the overall balance in the allowance declined slightly. The allocation of the allowance among specific loan categories and the unallocated category changed in the third quarter generally due to a decrease in the base loss factor for the Commercial and Industrial category.  This lower allocation was attributed to (a) improvements in quantitative loss factors; (b) the historical eight-quarter net loss migration factor, due to prior losses falling off the migration calculation and (c) the levels of internally classified loans.

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an analysis of the allowance for loan losses by loan type, including a summary of the loan types individually and collectively evaluated for impairment as of and for the nine-month periods ended September 30, 2013 and, 2012, respectively (in thousands). Notwithstanding the estimated allocations set forth in any table, the entirety of the allowance is available to absorb losses in any portfolio.  Loan balances included in the “Unallocated” column represent the balance of net deferred loan costs.

September 30, 2013			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$3,261	1,837	2,642	466	6,730	940	-	1,441	17,317
Charge-offs	(238)	(463)	(416)	(83)	(1,408)	(338)	-	-	(2,946)
Recoveries	198	103	36	21	790	132	-	-	1,280
Provision	12	(344)	770	69	1,283	109	-	126	2,025
Ending Balance	$3,233	1,133	3,032	473	7,395	843	-	1,567	17,676

of which:
Amount for loans individually
evaluated for impairment	$295	127	107	-	-	-	-	-	529
Amount for loans collectively
evaluated for impairment	$2,938	1,006	2,925	473	7,395	843	-	1,567	17,147
Balance of loans individually
evaluated for impairment	$1,838	6,908	483	43	-	-	-	-	9,272
Balance of loans collectively
evaluated for impairment	$207,192	531,593	308,801	101,320	313,168	18,944	6,599	10,553	1,498,170

September 30, 2012			Residential	Residential
			mortgage -	mortgage -			Loans
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for
	and industrial	mortgage	lien	lien	indirect	other	sale	Unallocated	Total
Beginning Balance	$6,393	994	1,786	521	4,839	916	-	646	16,095
Charge-offs	(460)	(363)	(465)	(13)	(833)	(392)	-	-	(2,526)
Recoveries	106	3	12	14	419	217	-	-	771
Provision	(904)	1,098	1,027	(26)	2,235	211	-	159	3,800
Ending Balance	$5,135	1,732	2,360	496	6,660	952	-	805	18,140

of which:
Amount for loans individually
evaluated for impairment	$1,051	1,367	-	-	-	-	-	-	2,418
Amount for loans collectively
evaluated for impairment	$4,084	365	2,360	496	6,660	952	-	805	15,722
Balance of loans individually
evaluated for impairment	$3,521	10,510	-	80	-	-	-	-	14,111
Balance of loans collectively
evaluated for impairment	$201,555	508,717	283,626	105,410	284,996	17,071	12,978	9,523	1,423,876

The ratio of the allowance to total loans approximated 1.18% at September 30, 2013, 1.19% at December 31, 2012 and 1.27% at September 30, 2012. This year-over year decrease was principally due to improvements in several key credit quality measurements: Internally classified loans (loans rated 6, 7,or 8) decreased, the percentage of non-performing loans to total loans decreased, and the ratio of net charge-offs to average loans declined. These factors offset higher allowance requirements due to year-over-year portfolio growth. Specific reserves for impaired loans of $0.5 million at September 30, 2013 were only slightly lower than the December 31, 2012 level of $0.6 million but much less than the September 30, 2012 level of $2.4 million.

The most significant allowance allocation change as a result of these improvements was a reduction in the base loss factor for Commercial Mortgages.  Commercial Mortgages showed declining historical net charge-offs and improvements in other key risk metrics including past due, non-accrual and problem asset measures. Offsetting the reduced allowance for Commercial Mortgages were increases to the Residential Mortgage and Consumer-Indirect pools resulting from loan growth and a higher base loss factor for the Residential Mortgage pool. The Consumer-indirect provision showed a net decrease when compared to the prior year due to slower portfolio growth in 2013, which was somewhat offset by a need for a higher provision due to higher net-chargeoffs in 2013 than in 2012.

Finally, due to modestly improving economic conditions in our market for the year (increased auto sales, increased home sales, stable median home prices, and improving consumer confidence in the Rochester area from last year) a minor reduced economic factor adjustment was applied to the majority of the portfolio pools.

In monitoring the credit quality of the portfolio, management applies a credit quality indicator to substantially all commercial loan relationships over $250,000. These quality indicators, as more fully described in the 2012 Annual Report, range from 1

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables present the loan portfolio as of September 30, 2013 and December 31, 2012 by credit quality indicator (in thousands). Except for loans in the 9 and unrated categories, credit quality indicators are reassessed for each applicable loan at least annually, generally upon the anniversary of the loan’s origination or receipt and analysis of the borrower’s financial statements, when applicable, or in the event that information becomes available that would cause us to re-evaluate. Loans in category 9 and unrated are evaluated for credit quality after origination based upon delinquency status. (See Aging Analysis table.)

Credit Quality Indicator Analysis as of September 30, 2013

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	lien	lien	indirect	other	sale	Costs	Total
1-Superior	$15,104	400	-	-	-	275	-	-	15,779
2-Good	21,981	32,502	1,269	-	-	874	-	-	56,626
3-Satisfactory	55,575	230,183	2,114	87	-	-	-	-	287,959
4-Watch	44,237	199,471	7,974	293	-	-	-	-	251,975
5-Special Mention	5,570	16,491	-	-	-	-	-	-	22,061
6-Substandard	15,086	14,139	5,367	413	-	-	-	-	35,005
7-Doubtful	-	-	-	-	-	-	-	-	-
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$157,553	493,186	16,724	793	-	1,149	-	-	669,405
9 and not rated	51,477	45,315	292,560	100,570	313,168	17,795	6,599	10,553	838,037
Total	$209,030	538,501	309,284	101,363	313,168	18,944	6,599	10,553	1,507,442

Credit Quality Indicator Analysis as of December 31, 2012

			Residential	Residential
			mortgage -	mortgage -			Loans	Deferred
	Commercial	Commercial	first	junior	Consumer -	Consumer -	held for	Fees and
	and industrial	mortgage	lien	lien	indirect	other	sale	Costs	Total
1-Superior	$15,422	-	-	-	-	386	-	-	15,808
2-Good	15,422	28,236	1,409	-	-	974	-	-	46,041
3-Satisfactory	76,473	219,748	1,506	253	-	-	-	-	297,980
4-Watch	44,633	213,267	6,192	389	-	-	-	-	264,481
5-Special Mention	9,527	21,581	-	-	-	-	-	-	31,108
6-Substandard	17,164	16,895	5,063	377	-	-	-	-	39,499
7-Doubtful	-	-	-	-	-	-	-	-	-
8-Loss	-	-	-	-	-	-	-	-	-
Subtotal	$178,641	499,727	14,170	1,019	-	1,360	-	-	694,917
9 and not rated	34,826	25,686	272,802	99,080	283,836	16,963	21,113	9,549	763,855
Total	$213,467	525,413	286,972	100,099	283,836	18,323	21,113	9,549	1,458,772

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents a summary of information regarding nonaccruing loans and other nonperforming assets as of the end of the respective periods (in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012
Accruing loans 90 days or more delinquent	$947	722	417
Nonaccruing loans	14,526	17,770	18,817

Total nonperforming loans	15,473	18,492	19,234
Other real estate owned	3,147	3,759	3,679
(less write-down of other real estate owned)	(247)	(203)	(181)

Total nonperforming assets	$18,373	22,048	22,732

The following tables present, as of September 30, 2013 and December 31, 2012, additional details about the loan portfolio in the form of an aging analysis. Amounts exclude deferred fees and costs (in thousands).

Aging Analysis as of September 30, 2013

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$7,362	56	1,950	9,368	199,662	209,030	112	1,838
Commercial mortgages	2,921	126	7,034	10,081	528,420	538,501	126	6,908
Residential - first lien	45	1,631	5,707	7,383	301,901	309,284	340	5,367
Residential - junior lien	1,202	295	432	1,929	99,434	101,363	19	413
Consumer:
Automobile - Indirect	2,804	574	345	3,723	309,445	313,168	345	-
Other	130	49	5	184	18,760	18,944	5	-
Loans held-for-sale	-	-	-	-	6,599	6,599	-	-
	$14,464	2,731	15,473	32,668	1,464,221	1,496,889	947	14,526

Aging Analysis as of December 31, 2012

			90 Days				> 90 Days
	30-59 Days	60-89 Days	Or	Total		Total	and	Non-Accrual
	Past Due	Past Due	Greater	Past Due	Current	Loans	Accruing	Loans
Commercial and industrial	$2,478	3,811	2,475	8,764	207,703	213,467	46	2,429
Commercial mortgages	1,365	1,167	10,116	12,648	512,765	525,413	-	10,116
Residential - first lien	4,369	1,013	5,048	10,430	276,542	286,972	201	4,847
Residential - junior lien	616	511	427	1,554	98,545	100,099	49	378
Consumer:
Automobile - indirect	2,758	701	412	3,871	279,965	283,836	412	-
Other	308	114	14	436	17,887	18,323	14	-
Loans held-for-sale	-	-	-	-	21,113	21,113	-	-
Total	$11,894	7,317	18,492	37,703	1,414,520	1,449,223	722	17,770

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

A summary of information regarding impaired loans follows (in thousands):

	As of and for	As of and for	As of and for
	the nine-month	the year	the nine-month
	period ended	ended	period ended
	September 30,	December 31,	September 30,
	2013	2012	2012

Recorded investment at period end	$14,526	17,770	18,817
Impaired loans with specific related allowance at period end	$1,388	1,200	5,398
Amount of specific related allowance at period end	$529	603	2,418
Average investment during the period	$16,742	19,014	18,898
Interest income recognized on a cash basis during the period	$90	433	216

The details of impaired loans follow (in thousands). “Recorded investment”, “Unpaid Principal Balance”, and “Specific Related Allowance” are as of the periods ended  September 30, 2013  and December 31, 2012 , respectively.  “Average Recorded Investment” is a four-quarter rolling average for the respective periods.  “Interest Income Recognized” is for the respective year-to-date periods:

September 30, 2013

		Unpaid	Specific	Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no specific allowance	Investment	Balance	Allowance	Investment	Recognized
Commercial and industrial	$1,349	2,106	-	1,483	19
Commercial mortgage	6,278	7,549	-	7,538	44
Residential mortgage - first lien	5,098	5,384	-	4,902	22
Residential mortgage - junior lien	413	435	-	405	5
Subtotal	13,138	15,474	-	14,328	90
With specific allowance
Commercial and industrial	489	603	295	997	-
Commercial mortgage	630	853	127	1,350	-
Residential mortgage - first lien	269	269	107	67	-
Subtotal	1,388	1,725	529	2,414	-
Total	$14,526	17,199	529	16,742	90
Summary by portfolio:
Commercial	$8,746	11,111	422	11,368	63
Residential	5,780	6,088	107	5,374	27
Total	$14,526	17,199	529	16,742	90

December 31, 2012
		Unpaid	Specific	Average	Interest
	Recorded	Principal	Related	Recorded	Income
With no specific allowance	Investment	Balance	Allowance	Investment	Recognized
Commercial and industrial	$1,592	2,042	-	1,604	202
Commercial mortgage	9,753	11,407	-	8,830	112
Residential mortgage - first lien	4,847	5,110	-	4,663	84
Residential mortgage - junior lien	378	391	-	329	33
Consumer - indirect	-	-	-	-	2
Subtotal	16,570	18,950	-	15,426	433
With specific allowance
Commercial and industrial	837	924	515	1,759	-
Commercial mortgage	363	445	88	1,829	-
Subtotal	1,200	1,369	603	3,588	-
Total	$17,770	20,319	603	19,014	433
Summary by portfolio:
Commercial	$12,545	14,818	603	14,022	314
Residential	5,225	5,501	-	4,992	117
Consumer and other	-	-	-	-	2
Total	$17,770	20,319	603	19,014	433

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings (TDR)

As of September 30, 2013, there was one commercial relationship totaling $4.1 million that was considered a TDR due to the nature of the concessions granted to the borrower. We have established no impairment reserve for the relationship in light of the value of underlying collateral and management’s recovery expectations. The balances of the underlying loans are included in non-performing loans. For this relationship, we renegotiated certain terms of their loans in 2010.  The significant term modified was the monthly principal and interest payment amount.  We agreed to forbear our rights under default provisions in the loan agreements on the condition that the borrower made monthly payments which were significantly less than those required under the terms of the original loan agreements. The customer complied with the terms of the initial forbearance agreement, and has been in compliance with all subsequent agreements, which have called for increasingly higher monthly payments.

During 2013, one additional commercial and industrial loan totaling $0.1 million and two residential loans totaling $0.5 million were newly classified as a TDRs.  One residential loan totaling $0.3 million, previously classified as a TDR was paid-off in the second quarter of 2012.

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

Gross servicing fees earned by the Company for the nine-month periods ended September 30, 2013 and 2012, respectively, amounted to $1,227,000 and $1,066,000. Gross servicing fees earned by the Company for the three-month periods ended September 30, 2013 and 2012, respectively, amounted to $422,000 and $354,000.  These fees are included in “loan servicing income, net” on the statements of income.

The following table presents the changes in loan servicing assets for the nine-month periods ended September 30, 2013 and 2012, respectively, as well as the estimated fair value of the assets at the beginning and end of the period (in thousands).

	2013		2012
		Estimated		Estimated
	Book	Fair	Book	Fair
	Value	Value	Value	Value
Balance at January 1,	$3,221	$3,382	$2,489	$3,244
Originations	684		927
Amortization	(545)		(436)
Balance at September 30,	$3,360	$3,613	$2,980	$3,564

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

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

(6)   Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options. Calculations for the three- and nine-month periods ended September 30, 2013 and 2012 follow (dollars in thousands, except per share data):

	Three-months		Nine-months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Basic Earnings Per Share:
Net income applicable to common shareholders	$6,357	4,988	$15,596	13,073
Weighted average common shares outstanding	1,886,735	1,886,868	1,898,138	1,887,052
Basic earnings per share	$3.37	2.64	$8.22	6.93

Diluted Earnings Per Share:
Net income applicable to common shareholders	$6,357	4,988	$15,596	13,073
Weighted average common shares outstanding	1,886,735	1,886,868	1,898,138	1,887,052
Effect of assumed exercise of stock options	32,465	44,950	32,538	43,451
Total	1,919,200	1,931,818	1,930,676	1,930,503
Diluted earnings per share	$3.31	2.58	$8.08	6.77

(7)   Segment Information

The Company is organized into four reportable segments: the Company and its banking and Florida trust subsidiaries (Bank), CNB Mortgage Company (CNBM), Genesee Valley Trust Company (GVT), and WBI OBS Financial, LLC and its subsidiaries (OBS). These have been segmented due to differences in their distribution channels, the volatility of their earnings, and internal and external financial reporting requirements.  The interim period reportable segment information for the three- and nine-month periods ended September 30, 2013 and 2012 follows (dollars in thousands).

Three months ended September 30,	2013

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,714	1	2	(17)	(3)	16,697
Non-interest income	7,681	1,543	1,011	738	(1,564)	9,409

Total revenues	24,395	1,544	1,013	721	(1,567)	26,106

Provision for loan losses	325	-	-	-	-	325
Intangible amortization	41	-	143	129	-	313
Other operating expenses	14,091	695	853	657	(147)	16,149

Total expenses	14,457	695	996	786	(147)	16,787

Income (loss) before tax	9,938	849	17	(65)	(1,420)	9,319
Income tax	3,011	320	7	(52)	(327)	2,959

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	6,927	529	10	(13)	(1,093)	6,360

Net income (loss) attributable to noncontrolling interests	6	-	-	(4)	-	2

Net income (loss) attributable to
Canandaigua National Corporation	$6,921	529	10	(9)	(1,093)	6,358

Total identifiable assets	$1,931,722	6,392	16,325	10,005	(10,939)	1,953,505

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three months ended September 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$16,430	2	2	(73)	(4)	16,357
Non-interest income	5,587	2,059	906	892	(534)	8,910

Total revenues	22,017	2,061	908	819	(538)	25,267

Provision for loan losses	1,500	-	-	-	-	1,500
Intangible amortization	46	-	157	287	-	490
Other operating expenses	14,050	705	760	678	9	16,202

Total expenses	15,596	705	917	965	9	18,192

Income (loss) before tax	6,421	1,356	(9)	(146)	(547)	7,075
Income tax	2,138	538	(3)	-	(535)	2,138

Net income (loss) attributable to noncontrolling interests
and Canandaigua National Corporation	$4,283	818	(6)	(146)	(12)	4,937

Net income (loss) attributable to noncontrolling interests	-	-	-	(51)	-	(51)

Net income (loss) attributable to
Canandaigua National Corporation	4,283	818	(6)	(95)	(12)	4,988

Total identifiable assets	$1,873,621	11,715	16,378	10,607	(14,938)	1,897,383

Nine months ended September 30,	2013

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$49,370	3	5	(51)	(8)	49,319
Non-interest income	22,647	4,885	2,985	1,648	(5,495)	26,670

Total revenues	72,017	4,888	2,990	1,597	(5,503)	75,989

Provision for loan losses	2,025	-	-	-	-	2,025
Intangible amortization	124	-	429	386	-	939
Other operating expenses	43,484	2,189	2,638	2,396	(441)	50,266

Total expenses	45,633	2,189	3,067	2,782	(441)	53,230

Income (loss) before tax	26,384	2,699	(77)	(1,185)	(5,062)	22,759
Income tax	7,684	1,044	(30)	(174)	(1,014)	7,510

Net income (loss) attributable to noncontrolling
interest and Canandaigua National Corporation	18,700	1,655	(47)	(1,011)	(4,048)	15,249

Net income (loss) attributable to noncontrolling interests	6	-	-	(354)	-	(348)

Net income (loss) attributable to
Canandaigua National Corporation	$18,694	1,655	(47)	(657)	(4,048)	15,597

Total identifiable assets	$1,931,722	6,392	16,325	10,005	(10,939)	1,953,505

CANANDAIGUA NATIONAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine months ended September 30,	2012

	Bank	CNBM	GVT	OBS	Intersegment	Total
Net interest income	$48,609	5	7	(73)	(12)	48,536
Non-interest income	17,274	5,109	2,718	2,210	(1,461)	25,850

Total revenues	65,883	5,114	2,725	2,137	(1,473)	74,386

Provision for loan losses	3,800	-	-	-	-	3,800
Intangible amortization	137	-	472	585	-	1,194
Other operating expenses	45,037	2,063	2,288	1,886	(441)	50,833

Total expenses	48,974	2,063	2,760	2,471	(441)	55,827

Income (loss) before tax	16,909	3,051	(35)	(334)	(1,032)	18,559
Income tax	5,603	1,209	(13)	-	(1,196)	5,603

Net income (loss) attributable to noncontrolling
interest and Canandaigua National Corporation	$11,306	1,842	(22)	(334)	164	12,956

Net income (loss) attributable to noncontrolling interests	-	-	-	(117)	-	(117)

Net income (loss) attributable to
Canandaigua National Corporation	11,306	1,842	(22)	(217)	164	13,073

Total identifiable assets	$1,873,621	11,715	16,378	10,607	(14,938)	1,897,383

(8) Junior Subordinated Debentures and Interest Rate Swap Agreements

In September 2007, the Company issued $20,619,000 of unsecured, 30-year junior subordinated deferrable interest debentures (T3) through a wholly-owned business trust. The debentures carried a fixed interest rate of 6.32% per annum for the initial five years, then converted to an adjustable rate for the remaining twenty-five years at LIBOR plus 1.44%, adjustable quarterly. The debentures' final maturity is December 2037, and became callable, in whole or in part, at par beginning December 2012 at the Company's option, and subject to Federal Reserve Bank of New York approval. Interest is payable quarterly. Interest payments can be deferred for up to five years, but would restrict the Company's ability to pay dividends. At September 30, 2013, these debentures were considered Tier I Capital for regulatory purposes.

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

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The estimated fair values and the valuation hierarchy of the Company's financial instruments are as follows (in thousands):

		September 30, 2013		December 31, 2012
	Fair Value	Carrying	Fair	Carrying	Fair
Financial Assets:	Hierarchy	Amount	Value	Amount	Value
Cash and equivalents	1	$100,840	100,840	91,159	91,159
Securities, available-for-sale	1, 2, 3	$110,188	110,188	102,774	102,774
Securities, held-to-maturity	2	$182,038	183,721	175,850	180,015
FHLB stock and Federal Reserve Bank stock(a)	3	$2,917	2,917	2,733	2,733
Loans-net	3	$1,489,766	1,533,157	1,441,455	1,505,003
Loan servicing assets	3	$3,360	3,613	3,221	3,382

Financial Liabilities:
Deposits:
Demand, savings and
money market accounts	3	$1,377,922	1,377,922	1,292,510	1,292,510
Time deposits	3	$342,727	343,139	370,353	372,226
Borrowings	2	$4,165	4,140	4,296	4,312
Junior subordinated debentures	2	$51,547	51,547	51,547	51,547

Other financial instruments:
Interest rate swap agreements	2	$(2,301)	(2,301)	(6,162)	(6,162)
Letters of credit	2	$(218)	(218)	(192)	(192)

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

(10) Fair Values Measurements

The following table presents for each of the fair-value hierarchy levels discussed in the previous Note the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis at September 30, 2013, by caption on the Consolidated Balance Sheet (dollars in thousands).

		Internal models	Internal models
	Quoted market	with significant	with significant	Total carrying
	prices in active	observable market	unobservable market	value in the
	markets	parameters	parameters	Consolidated
	(Level 1)	(Level 2)	(Level 3)	Balance Sheet
Measured on a recurring basis:
Assets
Securities available-for-sale:
U.S. Treasury	$500	-	-	500
U.S. government sponsored
enterprise obligations	-	78,202	-	78,202
State and municipal obligation	-	28,123	-	28,123
All other	-	3,222	141	3,363
Total assets	$500	109,547	141	110,188

Liabilities
Interest rate swap agreement	$-	2,301	-	2,301
Letters of credit	-	218	-	218
Total liabilities	$-	2,519	-	2,519

Measured on a non-recurring basis:
Assets
Loans
Loans-held-for-sale	$-	6,599	-	6,599
Collateral dependent impaired loans	-	-	1,388	1,388
Other assets
Other real estate owned	-	-	2,900	2,900
Loan servicing assets	-	-	3,360	3,360
Total assets	$-	6,599	7,648	14,247

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

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three- and nine-month periods ended September 30, 2013 (in thousands).

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Securities available for sale, beginning of period	$126	$120
Unrealized gain included in other comprehensive income	15	21
Securities available for sale, end of period	$141	$141

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

Significant Corporate Events

In August 2013, we completed our tender offer to purchase all shares of the Company’s common stock held by persons owning 99 shares or fewer on the close of business as of June 26, 2013. The tender offer was successful in reducing the number of shareholders below 1,200. Accordingly, on September 3, 2013, the Corporation filed for deregistration under the Securities Exchange Act of 1934 (“Act”).  We anticipate this Quarterly Report will be the Corporation’s final financial filing under the Act.

Financial Overview

Total assets at September 30, 2013 were $1,953.5 million compared to $1,903.1 million at June 30, 2013 and $1,887.0 million at December 31, 2012.  Diluted earnings per common share for the third quarter of 2013 was $3.31 and was 28.3% higher than the same quarter of 2012. Net income in each of these periods was $6.4 million and $5.0 million, respectively.

Total quarterly revenues increased $0.8 million (3.3%) year-over year, and operating expenses were lower.  Improvements in credit quality and a slower pace of portfolio growth resulted in a $1.2 million lower provision for loan losses. Despite a general decline in asset yields, net interest income grew due to higher volumes of earning assets and a decline in interest costs.

Compared to June 30, 2013 period end balances, we experienced both investment portfolio and loan growth through September 30, 2013. Concurrently, during this same period, we saw our federal funds sold position decline due to growth in these higher-yielding portfolios.  Deposits grew (2.7%), thus loan growth was funded partially by deposits, and the remainder with fed funds sold.  Off-balance sheet, both the book value and fair value of Assets under Administration grew from the second quarter, reflecting strong customer growth, and positive stock market performance.

Financial Condition (three months ended September 30, 2013 compared to June 30, 2013)

At September 30, 2013, total assets were $1,953.5 million, up $50.4 million or 2.7% from $1,903.1 million at June 30, 2013.

Cash and cash equivalents (cash, balances with other financial institutions, and federal funds sold) were $100.8 million at September 30, 2013, changing little in this quarter.

Seasonally, municipal securities mature or are called in June, corresponding with the fiscal year-end of the entities.  Thus for the third quarter of 2013, we were engaged in rebuilding the portfolio.  As a result, our portfolio balance increased. The securities portfolio grew to $292.2 million, a $18.3 million increase from last quarter end.

The securities portfolio consists principally of New York State municipal obligations (70% of total at September 30, 2013) with the remainder mostly in US government sponsored enterprise obligations.  Over the past several quarters, our portfolio allocation has shifted away from municipal obligations due to a decrease in available inventory in the market. The total fair value of both the available-for-sale and the held-to-maturity securities portfolios approximates amortized cost.  In past quarters, fair value had exceeded amortized cost.  However, as a result of rates on longer-maturity treasuries increasing during recent months, the excess of market over book value shrunk. In both portfolios we hold some securities with fair values below their amortized cost and we concluded at September 30, 2013, that there are none considered to be other than temporarily impaired.

During the weak economic cycle that began in late 2008, a handful of municipalities across the country have declared bankruptcy.  Most recently, in July 2013, the City of Detroit, Michigan filed for bankruptcy.  Much continues to be written about high debt loads and unrecorded pension obligations of many municipalities and other government entities and concern remains about the possibility of additional defaults given the budget pressures, including structural deficits that many municipalities face.  Our Company is an investor in state and municipal obligations. We invest only in New York State-based obligors.  These investments are used to re-cycle the deposits of our local municipalities, and since we invest in New York State obligations, the money stays local and earns a tax-advantaged return.  Prior to purchasing an investment, our Treasury team performs a financial analysis of the obligor or the obligation using such tools as internal models, particularly for non-rated issuances, third-party analyses, and rating agency guidance.  In addition we monitor the obligors on a recurring basis. At September 30, 2013, 97% of the municipal portfolio was rated A or better, 2% BBB, and 1% was unrated. In addition, 62% of the obligations were backed by third-party credit support, and 38% were general obligations of the municipalities with unlimited taxing authority. We found no evidence of credit deterioration in the portfolio at September 30, 2013.

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

Portfolio loans, excluding loans held for sale, grew $39.9 million during the third quarter of 2013. But, due to a decrease in loans held for sale, the gross portfolio grew a total of $31.6 million and totaled $1,496.9 million at quarter end compared to $1,465.3 million at June 30, 2013. The increase in portfolio loans continues multiple quarters of net growth.  During this quarter, as expected, we saw an increase in residential mortgages given the strength in our pipeline and the home buying season.  We also saw strong growth in the indirect automobile portfolio, which accommodated the slower pace of growth in the commercial portfolios.  Looking to the fourth quarter, we expect to see continued intense competition from banks, finance companies, and credit unions.  With respect to our balance sheet, we expect all loan portfolios to show continued moderate increases.

Please see the section entitled “Impaired Loans and Non-Performing Assets” for a discussion of loan credit quality.

Total deposits at September 30, 2013, were $1,720.6 million and were up $44.8 million from June 30, 2013.  Growth occurred in non-interest bearing demand accounts and low interest-bearing transaction accounts with declines seen in interest-bearing demand and time deposit categories.  By customer type, most of the net growth was seen in commercial deposits while consumer and municipal deposits grew to a lesser extent.  We continued to experience declines in time deposits, both consumer and business, and expect that to trend throughout 2013 as a result of the generally low interest rate environment in which depositors prefer to keep excess funds liquid, awaiting higher rates and investment returns.  Since most of these matured time deposits are redeposited in other deposit types, there was no impact on overall liquidity.  However, the total cost of deposits (interest expense) did fall due to lower reinvestment rates available to depositors. Looking to the coming quarter, total deposits are expected to grow modestly and their costs to remain at historically low levels.

Borrowings of $4.2 million reflect future, discounted payments due to the seller of OBS, and were relatively unchanged from the second quarter-end in 2013.  As more fully discussed in the 2012 Annual Report, $3.5 million matures and is due in November 2013, with the remainder due over time as a proportion of OBS’s gross revenue growth.  With the exception of our likely refinancing of this $3.5 million obligation, we do not expect to incur other long-term borrowings or need to access overnight borrowings for the foreseeable future, because the balance of federal funds sold and the strength of deposit inflows should be sufficient to fund the increases we expect in earning assets.

Results of Operations (three months ended September 30, 2013 compared to the same period in 2012)

Net interest income grew $0.3 million or 2.1% for the quarter compared to the same quarter in 2012, reflecting the impact of higher earning assets offset by lower net interest margin and spread.  Average earning asset balances grew 2.8% or $48.8 million with most of the increase invested in loans. With general interest rates remaining low we have seen both asset yields and liability costs fall year over year as maturing products are replaced at lower interest rates.  Given the length of this very low interest rate environment, we are not likely to find opportunities to significantly lower rates on deposit products, yet falling rates on earning assets will continue to negatively impact interest rate spread and margin. Thus we can anticipate the growth rate of net interest income will be less than the growth rate of average earning assets.

On a tax-equivalent basis, compared to the same quarter in 2012, the overall net growth in interest-earning assets and interest-bearing liabilities had a $0.7 million positive impact on net interest income, and the change in rates had a $0.4 million negative impact. Net interest margin was 3.84% for the third quarter of 2013, down from 3.90% for the same quarter in 2012, but up from 3.82% for the June 30, 2013 quarter.  Net interest spread fell 4 basis points from 2012. As we discussed in our 2012 Annual Report, we expect full-year net interest income (revenue) to increase year-on-year due to expected balance sheet growth, but we expect little positive impact from rate changes given the current interest rate environment and our anticipation of continued low interest rates for the remainder of the year.

Summary tax-equivalent net interest income information for the three-month periods ended September 30, 2013 and 2012 follows (dollars in thousands).

	2013			2012
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$63,134	$36	0.23%	$86,384	$51	0.24%
Securities	281,094	1,989	2.83	270,640	2,350	3.47
Loans, net	1,455,583	16,882	4.64	1,393,959	16,793	4.82
Total interest-earning assets	1,799,811	$18,907	4.20%	1,750,983	$19,194	4.38%
Non interest-earning assets	110,103			119,242
Total assets	$1,909,914			$1,870,225

Total deposits	$1,376,703	$1,042	0.30%	$1,370,252	$1,397	0.41%
Total debt	55,707	600	4.31	51,594	727	5.64
Total interest-bearing liabilities	1,432,410	$1,642	0.46%	1,421,846	$2,124	0.60%
Non-interest bearing liabilities	326,633			309,568
Equity	150,871			138,811
Total liabilities and equity	$1,909,914			$1,870,225

Interest rate spread			3.74%			3.78%
Net interest margin		$17,265	3.84%		$17,070	3.90%

The provision for loan losses was $0.3 million for the 2013 third quarter, about 78% lower than the same quarter last year. The provision for both periods was primarily driven by a higher overall loan portfolio balance, coupled with improving asset quality and stable net charge-offs.  Details of the allowance for loan losses and net charge-offs for the year to date is presented in Footnote 3 to the Condensed Consolidated Financial Statements.

Total non-interest income for the quarter ended September 30, 2013 increased 5.6% to $9.4 million from $8.9 million in 2012.  Service charges on deposit accounts improved with growth from service fees and account activities fees due to our recent pricing changes, and from higher revenues from electronic banking services due to customer transaction activity.  We expect a continued year over year increase in the last quarter of 2013 due to our pricing changes.

Trust and investment services income grew to $4.0 million for the third quarter of 2013, a 25.2% increase compared to the same quarter in 2012. Total assets under administration (see table below) have grown year to year due to both organic growth in underlying accounts and higher fair value of assets within the accounts resulting from improved equity and bond markets. In addition, income during this quarter was bolstered by non-recurring estate fees. We anticipate book value growth to continue throughout 2013 with year-over-year growth rates expected to be in the 5% range.

The following table presents information about period-end book value and fair value of assets under administration (dollars in thousands).

	Assets Under Administration
	as of
	(in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012

Book value	$1,956,627	1,916,678	1,920,086	1,879,397	1,766,387

Fair value	$2,305,083	2,211,017	2,231,909	2,115,346	2,029,880

Brokerage and investment subadvisory services income primarily reflects revenues from OBS’s operations.  These showed a decline year over year mostly due to higher costs of sales to new customers in 2013 relative to 2012. We expect these costs to fall on a relative basis in the coming quarters.  During the quarter we sold of a portion of the brokerage operations for a net gain of $0.2 million, impacting quarter-over-quarter revenues.  In the coming quarter, excluding the impact of this sale, we should see quarter over quarter revenue growth.

The net gain on sale of mortgages in the third quarter 2013 was much lower than in 2012.  The total volume of closed loans was about 21% lower in 2013 (See table below), with a substantial reduction in higher profit refinance loans. Last quarter’s increases in the ten-year treasury rates translated into higher mortgage offering rates, the effect of which has been to curtail refinance activity. For the next quarter we will no longer be in the heavy home buying season for our region, and with only a slight decline in long-term rates, we expect closed loan volume to slow considerably, negatively impacting the comparable quarter’s mortgage banking revenues.

CNB Mortgage Closed Loans by Type
For the three-month periods ended September 30,
(dollars in thousands)
	2013	2012
Purchase money mortgages	$49,633	53,313
Refinance mortgages	23,670	39,695
Total mortgage originations	$73,303	93,008

Percentage of loans retained in portfolio	34.4%	26.0%

Loan servicing fee income was higher in 2013 than in 2012 with higher gross revenue offset by higher amortization of servicing rights caused by a higher year-over-year amortizable balance. We expect this historical level of income for the Company to remain as long as we continue to sell loans with servicing retained. The heavy mortgage refinance activity during the past few years had led us to sell more originations to third parties rather than add these low-rate, long-term assets to our portfolio.  We service many of these originated loans on behalf of Freddie Mac.  The balance of loans serviced for Freddie Mac stood at $575.5 million at September 30, 2013 compared to $554.5 million at December 31, 2012, and $509.6 million at September 30, 2012.  We also earn servicing fees from sold commercial loan participations. The total balance of participations sold was $104.8 million at September 30, 2013 compared to $109.4 million at December 31, 2012, and $117.8 million at September 30, 2012.

All other non-interest income grew for the quarter compared to the same quarter in 2012, and can fluctuate from time to time depending upon earnings from our nonmarketable investments, and other real estate owned (ORE) activity. We experienced a revenue decline during this quarter relative to 2012’s from lower gains on sale and lower operating income from ORE due to our sales of several properties over the past twelve months.  Concurrently, we experienced lower ORE-related operating expenses. On the other hand we recorded the aforementioned gain from our brokerage activities. In the coming quarters we expect to see continued lower year-over-year revenues from ORE due to property liquidation as well as lower income from our nonmarketable investments.

Total operating expenses fell $0.2 million or 1.4% for the quarter ended September 30, 2013 compared to the same three-month period in 2012. Of this, over 100% occurred in salaries and employee benefits due to lower stock appreciation rights accruals. In each of the other categories we saw various dollar fluctuations mainly due to seasonal activities. Overall, for the remainder of 2013 we expect operating expenses to increase consistent with our business growth goals. However, we are engaged in on-going evaluations of operating expenses and operational processes to search for and eliminate costs providing little to no value to our customers, community or shareholders.

The quarterly effective tax rate was 31.8% in 2013 and 30.2% in 2012.  The change in the effective rate is attributable to the ratio of tax-exempt income to total income. It is likely this rate will settle in the 31% - 35% range through 2013 due to lower tax-exempt income from declining interest rates on tax-exempt bonds.

Financial Condition and Results of Operations (nine months ended September 30, 2013 )

At September 30, 2013, total assets of the Company were up $66.5 million or 3.5% from December 31, 2012. Cash and equivalents (cash, balances with other financial institutions, and federal funds sold) increased as a result of net income and net deposit growth in excess of net changes in the loan and securities portfolios.  Securities grew $13.6 million as we worked to rebuild the portfolio following heavy call and maturities activities. Loans grew $48.3 million or 3.4%.  Increases were seen in all categories with the largest increase in indirect automobile loans.  Total deposits at September 30, 2013, were up $57.8 million or 3.5% with growth coming from all customer types.

Compared to the same period in 2012, net interest income was up $0.8 million or 1.6% in the first nine months of 2013. Net interest margin was positively impacted by a net increase in balances, but this was offset by the negative impact of falling rates in interest-earning assets. Summary tax-equivalent net interest income information for the nine-month periods ended September 30, 2013 and 2012 follows:

	2013			2012
			Annualized			Annualized
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-bearing deposits and
fed funds sold	$67,434	$115	0.51%	$71,316	$124	0.53%
Securities	281,759	6,400	6.82	274,350	7,654	8.37
Loans, net	1,436,858	49,806	4.62	1,346,330	49,586	4.91
Total interest-earning assets	1,786,051	$56,321	4.20%	1,691,996	$57,364	4.52%
Non interest –earning assets	112,187			116,474
Total assets	$1,898,238			$1,808,470
Total deposits	$1,385,978	$3,312	0.32%	$1,344,405	$4,356	0.43%
Total debt	55,995	1,803	4.29	51,828	2,177	5.60
Total interest-bearing liabilities	1,441,973	$5,115	0.47%	1,396,233	$6,533	0.62%
Non-interest bearing liabilities	306,967			275,514
Equity	149,298			136,723
Total liabilities and equity	$1,898,238			$1,808,470

Interest rate spread			3.73%			3.90%
Net interest margin		$51,206	3.82%		$50,831	4.01%

The provision for loan losses was $2.0 million for the first nine months of 2013, which was $1.8 million lower than the first nine months of 2012.  The reasons are discussed in the three-month section above.

Total non-interest income for the nine months ended September 30, 2013, increased 3.2% to $26.7 million from $25.9 million in 2012. Similar factors impacting the three-month period impacted the nine month period results.

Mortgage closings fell 17.2% for the nine month period ended September 30, 2013 compared to the same period in 2012 due to a reduction in both purchase money mortgages and in refinance loans.  For purchase loans the first nine months of 2012 saw higher marketplace home sales due to temperate weather conditions.  In 2013, our region had more snow and cold days than the prior year, resulting in lower home sales.  Refinance volume slowed in 2013 relative to 2012 due to a reduction in borrowers’ opportunities to refinance.  Two factors caused this: (1) interest rates rose in the latter part of the second quarter, and (2) most of our borrowers who had the opportunity to refinance their loans have already done so. Despite the overall decrease in volume the net gain on the sale of mortgage loans increased year-over-year due to changes in our pricing practices.

A summary of originations follows (dollars in thousands):

CNB Mortgage Closed Loans by Type
For the nine-month period ended September 30,
(dollars in thousands)
	2013	2012
Purchase money mortgages	$118,345	128,561
Refinance mortgages	95,564	129,812
Total mortgage originations	$213,909	258,373

Percentage of loans retained in portfolio	23.6%	25.0%

Operating expenses decreased 1.6% or $0.8 million for the nine months ended September 30, 2013, over the same period in 2012.  The reasons are the same as those discussed in the three-month section above.

The Company's effective tax rate for the year to date in 2013 increased to 33.0% from 30.2% in 2012. The change in the effective rate is attributable to the ratio of tax-exempt income to total income.

Liquidity

There has been no material change from December 31, 2012 in our available sources of wholesale liquidity from either the Federal Home Loan Bank of New York (FHLB) or the Federal Reserve Bank of New York.  At September 30, 2013 we had no overnight or short-term borrowings outstanding, and during the quarter we did not utilize any overnight or short-term borrowings. Given our high level of federal funds sold and continued deposit inflows, we foresee no borrowings in the coming quarter; though we might consider raising medium- or long-term borrowings for interest rate risk management purposes or for refinancing debt due to the seller of OBS.

For the nine months ended September 30, 2013, cash flows from all activities provided $9.7 million in net cash and cash equivalents versus using $5.7 million for the same period in 2012.  In both years the principal source of cash inflows was deposits and the principal use was lending activities.

Net cash provided by operating activities was $42.9 million in 2013 versus $15.9 million in 2012.  Both the largest source and use of operating cash during each year were loans held for sale with activity slightly lower in 2013. Excluding the effect of loans held for sale, operating activities provided $28.4 million and $21.3 million cash for each of the nine-month periods in 2013 and 2012, respectively.

During the first three quarters of 2013, investing activities used $83.5 million in cash and equivalents compared to using $141.9 million during the same period of 2012. Securities activities used $18.2 million cash in 2013, while in 2012 these activities provided $0.6 million.  Loan activities used significant amounts of cash in 2012 ($143.7 million) while in 2013 loan activities used considerably less ($66.4 million). For the remainder of the year we expect both securities and loan activities to utilize cash.

Cash provided by financing activities was $50.3 million in the first nine months of 2013 versus $120.4 million in the same period of 2012.  The main contributor in both periods was deposit activity.

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

	September 30, 2013	December 31, 2012
	Notional	Notional
	Amount	Amount
Commitments to extend credit:
Commercial lines of credit	$146,187	134,054
Commercial real estate and construction	$49,607	36,257
Residential real estate at fixed rates	$7,469	5,261
Home equity lines of credit	$234,901	210,236
Unsecured personal lines of credit	$17,341	23,492
Standby and commercial letters of credit	$14,311	13,100
Commitments to sell real estate loans	$6,599	21,113

Capital Resources

Regulatory Capital:

Under the regulatory framework for prompt corrective action, as of September 30, 2013, the Company and Bank are categorized as "well-capitalized."  This is unchanged from June 30, 2013, and management anticipates no change in this classification for the foreseeable future.

On July 2, 2013, the Board of Governors of the Federal Reserve System voted in favor of final rules implementing Basel III.  These final rules differ from those proposed by the banking regulators in June 2012, and, we believe, represent a significant improvement.  The rules are quite complicated and will increase required regulatory capital. However, based upon our most recent analysis we expect to meet all “well-capitalized” requirements upon their effective dates beginning on January 1, 2015.  A summary follows of the most significant changes from existing rules:

•

Minimum regulatory capital ratio requirements

o

A newly-introduced “common equity” tier 1 ratio of 4.5% (CET1),

o

A newly-introduced capital conservation buffer of 2.5%,

o

Tier 1 capital ratio of 6% (increased from the current requirement of 4%),

o

Total capital ratio of 8% of risk-weighted assets (unchanged from the current requirement)

o

Tier 1 leverage ratio of 4%

o

Trust preferred securities will still be included in Tier 1 capital, and

o

TARP equity (of which the Company has none) would be grandfathered permanently.

While the rule will be effective as of January 1, 2015 for our Company, full compliance with most aspects of the rule would not be required until January 1, 2019.

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

Common Stock Tender Offer:

On July 1, 2013, we commenced an offering to purchase all of the common stock held by persons owning 99 or fewer shares as of the close of business on June 26, 2013. Shareholders who owned more than 99 shares as of this record date were not eligible to participate in this offer.

Our principal purpose in making the offer was to reduce the number of our record shareholders to fewer than 1,200 which is the number of shareholders required to deregister with the Securities and Exchange Commission.  The tender was successful.  Thus, as planned, the Board of Directors instructed management to deregister the Company’s common stock with the Securities and Exchange Commission (SEC). As a result, the Company will no longer be obligated to file periodic reports and proxy statements with the SEC. Canandaigua National Corporation and its subsidiaries will continue to be regulated by the Federal and State banking authorities. Our Board has determined that the costs for registration compliance, which we estimate at $250,000 per year are overly burdensome on the Company and not beneficial to our shareholders or customers.  By reducing the number of our shareholders and deregistering with the SEC, the Company will substantially reduce its accounting, legal, and other costs associated with SEC reporting and audit requirements. In addition, this will allow the Company’s management to focus on business opportunities for the Company, as well as the needs of its shareholders and customers.

The Company offered to purchase these “odd-lot” shares for a purchase price of $161.00 per share.  This price represented a $29.00 or 22.0% premium over the last share sales price of our common stock ($132.00) as reported on the OTC Bulletin Board on the last trade prior to the close of business on June 26, 2013, the record date. This price also represented an $18.74 or 13.2% premium over the sealed-bid auction price of our common stock ($142.26) at the last shareholder auction of our common stock on June 20, 2013. In addition, Canandaigua National offered a $50.00 bonus, per eligible shareholder, for all properly executed transmittal letters and stock certificates or other documents received prior to the tender offer expiration date.

The immediate impact of the transaction was not material to the Company’s financial condition or results of operations.  A total of 9,806 shares were tendered and purchased into treasury at a cost of $1.6 million.  Future operating results will benefit from the approximate $0.3 million in annual cost savings.

Credit-Related Information

Allowance for Loan Losses , Net Charge-offs, and Non-performing Loans

Credit-related statistics follow (dollars in thousands):

	Nine-Months	Six-Months	Three-Months	Year	Nine-Months
	Ended	Ended	Ended	Ended	Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012

Allowance as a percentage of total period end loans	1.18%	1.21%	1.21%	1.19%	1.27%

Allowance as a percentage of non-performing loans	114.24%	117.62%	106.72%	93.65%	91.27%

Net charge-offs to average loans (annualized)	0.15%	0.17%	0.17%	0.23%	0.17%

Non-performing loans to total period-end loans	1.03%	1.02%	1.13%	1.28%	1.39%

Non-performing assets to total period-end
loans and other real estate	1.23%	1.22%	1.35%	1.52%	1.63%

The provision for loan losses for the nine-month period ended September 30, 2013 was lower than the same period in 2012, due to substantially lower net loan growth. The balance in the allowance for loan losses increased year over year and was impacted by portfolio growth and changes in quantitative factors from the eight-quarter net loss migration factor applied to the residential mortgage and the consumer indirect portfolio.  Conversely the allowance associated with commercial mortgages was reduced due to lower quantitative factors. As discussed more fully in the 2012 Annual Report, we determine the amount necessary in the allowance for loan losses based upon a number of factors.  Based on our current assessment of the loan portfolio, we believe the amount of the allowance for loan losses at September 30, 2013 is appropriate at $17.7 million. However, should non-performing and non-accrual loans increase, or should we experience declines in customers’ credit quality measured through loan impairment or internal loan classifications, we may need to establish a higher allowance for loan losses as a percentage of total loans, which would necessitate an increase to the provision for loan losses.

Net charge-offs during the first nine months of 2013 were slightly lower than the same period of 2012, and remain at historically low levels.  Net charge-offs to average loans for the first nine months in 2013 and 2012 were 15 basis points and were well below 2012’s full year figure of 23 basis points. In the coming quarter, we anticipate annualized net charge-offs in the 20-25 basis points range if we experience no significant portfolio deterioration.

Total non-performing loans were $15.5 million at September 30, 2013, down from $18.5 million at December 31, 2012, and down from $19.2 million at September 30, 2012.  The general decline in non-performing loans since a year ago came mainly in commercial-related loans.

Other real-estate owned has fallen $0.7 million since December 31, 2012 to $2.9 million at September 30, 2013, due to property liquidations, and is also lower than the balance at September 30, 2012. Given the current economic climate, we can expect additional foreclosures in the coming periods, as well as liquidations of existing real-estate owned.

Impaired Loans

Total impaired loans have exhibited a positive trend during the past twelve months, having declined to $14.5 million at September 30, 2013 from $18.8 million at September 30, 2012 due to improvements in commercial and industrial loans. Since year end 2012, total impaired loans decreased $3.2 million mostly due to improvements in commercial real-estate loans.

At September 30, 2013 we identified 80 loans totaling $14.5 million that were considered impaired.  Of these, 35, with an aggregate balance outstanding of $9.3 million were analyzed on a loan-by-loan basis, 6 of which, with an aggregate balance of $1.4 million, had specific reserves calculated amounting to $0.5 million. The remaining 45 loans totaling $5.2 million were evaluated for impairment on a collective basis.

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

Recent Accounting Standards to be implemented in Future Periods

During the first three quarters of 2013, the Financial Accounting Standards Board issued a number of Accounting Standards Updates (ASU’s) none of which are expected to impact the Company upon their effective dates.

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

We measure net interest income at-risk by estimating the changes in net interest income resulting from instantaneous and sustained parallel shifts in interest rates of plus- or minus- 200 basis points over a twelve-month period.  This provides a basis or benchmark for our Asset/Liability Committee to manage our interest rate risk profile. Presented below is a table showing our interest rate risk profile at September 30, 2013 and December 31, 2012.

	Estimated
Changes in Interest	Percentage Change in
Rates	Future Net Interest Income
(basis points)	2013	2012
200	(3)%	-%
100	(3)	(2)
No change	-	-
-100	(1)	-
-200	(2)	-

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

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2013, that the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Also, there have been no changes in the Company's internal control over financial reporting identified in connection with that evaluation, or that occurred during the third quarter of 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From time to time, shares of our common stock are purchased by The Canandaigua National Bank and Trust Company (Bank) for the Arthur S. Hamlin Award, the Canandaigua National Corporation Employee Stock Ownership Plan (ESOP) and the Canandaigua National Corporation for treasury.  The Bank and the ESOP are considered an affiliated purchaser of the Company under Item 703 of Regulation S-K.  Shares repurchased by Company are not part of a publicly announced plan or program with the exception of the odd-lot tender offer.  Except for shares purchased in the odd-lot tender offer, which has a specified price, the Bank, ESOP, and Company purchase prices per share are determined based on the most recent price established at the sealed-bid auction immediately preceding the purchase. Purchases occur on an ad-hoc basis when shares become available in the marketplace and the Company is interested in purchasing these shares for the corporate purposes discussed above. Sales of shares to the Bank and the ESOP occur when corporate needs require the use of shares and there are none available in the market at the time.

The Company’s odd-lot tender offer to holders of 99 or fewer shares as of June 26, 2013, expired on August 26, 2013. A total of 9,806 shares were purchased at a price of $161.00 per share, plus a $50.00 per-holder bonus, which are included in the table below.

The following table sets forth, for the monthly periods in 2013, a summary of these transactions.

	Total	Average
	Shares	Price Per
Date	Purchased (Sold) (#)	Share ($)	Purpose

March	990	$141.61	Treasury
May	(392)	$142.25	Compensation
June	14,401	$144.77	Treasury
June	(62)	$144.10	Compensation
August	9,806	$162.61	Tender Offer

Total purchases	25,197
Total sales	(454)

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

	Number of	Average	Highest	Lowest
Date of	Shares	Price	Accepted	Accepted
Transaction	Sold	Per Share	Bid	Bid

January 24, 2013	2,219	$141.61	$165.00	$135.00
March 28, 2013	2,690	$142.25	$175.00	$135.01
May 26, 2013	3,336	$146.06	$155.00	$137.50
June 20, 2013	2,605	$142.26	$150.50	$138.00
October 17, 2013	2,646	$147.12	$152.00	$145.00

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

	Number of	Quarterly	Quarterly	Quarterly
	Shares	Average	High	Low
Period	Transacted	Sales Price	Sales Price	Sales Price

1st Quarter, 2013	1,526	$128.56	$136.00	$122.25
2nd Quarter, 2013	1,207	$131.17	$135.00	$122.25
3rd Quarter, 2013	3,755	$140.79	$150.00	$125.00

Item 6.  Exhibits

	Exhibit	Where exhibit may be found (incorporated by reference to the extent not filed herewith):

(2.1)	Stock purchase Agreement, dated September 6, 2007, by and among Canandaigua National Corporation, Genesee Valley Trust Company	Filed as Exhibit 2.1 to Form 10-Q for the period ended June 30, 2010*

(2.2)	Asset Purchase Agreement, dated December 22, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J Gaess, and T.C. Lewis	Filed as Exhibit 2.2 to Form 10-Q for the period ended June 30, 2010*

(2.3)	Amendment to Asset Purchase Agreement, dated December 31, 2008, by and among The Canandaigua National Bank and Trust Company, Greentree Capital Management, LLC, Peter J. Gaess, and T.C. Lewis	Filed as Exhibit 2.3 to Form 10-Q for the period ended June 30, 2010*

(3.i)	Certificate of Incorporation of the Registrant, as amended	Filed as Exhibit 3.i to Form 10-Q for the period ended March 31, 2011

(3.ii.)	By-laws of the Registrant, as amended	Filed as Exhibit 3.ii to Form 10-Q for the period ended March 31, 2011

(11)	Calculations of Basic Earnings Per Share and Diluted Earnings Per Share	Note 7 to the Condensed Consolidated Financial Statements

(31.1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(31.2)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(32)	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

(101)**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Condition as of September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Income for the three- and nine- months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the nine-months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended September 30, 2013 and 2012; (v) Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine-months ended September 30, 2013 and 2012; and, (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

CANANDAIGUA NATIONAL CORPORATION
(Registrant)

November 8, 2013	/s/ Frank H. Hamlin, III
Date	Frank H. Hamlin, III
President and Chief Executive Officer

November 8, 2013	/s/ Lawrence A. Heilbronner
Date	Lawrence A. Heilbronner
Executive Vice President and Chief Financial Officer